Form 10-Q
period 2019-06-29
Fossil Group, Inc.
filed 2019-08-08
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 29, 2019

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

The number of shares of the registrant’s common stock outstanding as of August 1, 2019: 50,471,693

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 29, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	June 29, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$226,596	$403,373
Accounts receivable - net of allowances of $11,795 and $14,001, respectively	204,181	328,022
Inventories	460,332	377,622
Prepaid expenses and other current assets	124,440	149,552
Total current assets	1,015,549	1,258,569
Property, plant and equipment - net of accumulated depreciation of $464,792 and $453,319, respectively	165,180	183,203
Operating lease right-of-use assets	305,403	—
Intangible and other assets-net	122,071	133,426
Total long-term assets	592,654	316,629
Total assets	$1,608,203	$1,575,198
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$178,508	$169,561
Short-term and current portion of long-term debt	66,373	126,427
Accrued expenses:
Current operating lease liabilities	66,757	—
Compensation	50,064	76,467
Royalties	13,286	30,582
Customer liabilities	43,948	71,252
Transaction taxes	19,187	32,438
Other	58,077	70,614
Income taxes payable	31,386	28,462
Total current liabilities	527,586	605,803
Long-term income taxes payable	28,608	28,110
Deferred income tax liabilities	2,586	2,439
Long-term debt	161,958	269,788
Long-term operating lease liabilities	308,458	—
Other long-term liabilities	39,369	80,427
Total long-term liabilities	540,979	380,764
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 50,453 and 49,518 shares issued and outstanding at June 29, 2019 and December 29, 2018, respectively	505	495
Additional paid-in capital	276,388	268,113
Retained earnings	332,605	381,626
Accumulated other comprehensive income (loss)	(70,339)	(64,691)
Total Fossil Group, Inc. stockholders’ equity	539,159	585,543
Noncontrolling interests	479	3,088
Total stockholders’ equity	539,638	588,631
Total liabilities and stockholders’ equity	$1,608,203	$1,575,198

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended June 29, 2019	For the 13 Weeks Ended June 30, 2018	For the 26 Weeks Ended June 29, 2019	For the 26 Weeks Ended June 30, 2018
Net sales	$501,393	$576,583	$966,661	$1,145,739
Cost of sales	236,285	267,574	453,626	549,038
Gross profit	265,108	309,009	513,035	596,701
Operating expenses:
Selling, general and administrative expenses	256,110	287,235	513,794	581,891
Trade name impairments	—	6,212	—	6,212
Restructuring charges	7,317	14,549	17,504	35,866
Total operating expenses	263,427	307,996	531,298	623,969
Operating income (loss)	1,681	1,013	(18,263)	(27,268)
Interest expense	7,353	11,067	15,474	21,759
Other income (expense) - net	507	(555)	26,417	(2,442)
Income (loss) before income taxes	(5,165)	(10,609)	(7,320)	(51,469)
Provision for income taxes	1,444	(3,372)	11,051	3,273
Net income (loss)	(6,609)	(7,237)	(18,371)	(54,742)
Less: Net income attributable to noncontrolling interests	702	563	1,182	1,331
Net income (loss) attributable to Fossil Group, Inc.	$(7,311)	$(7,800)	$(19,553)	$(56,073)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(304)	$(19,057)	$(2,794)	$(6,756)
Cash flow hedges - net change	(1,845)	14,350	(2,854)	13,193
Total other comprehensive income (loss)	(2,149)	(4,707)	(5,648)	6,437
Total comprehensive income (loss)	(8,758)	(11,944)	(24,019)	(48,305)
Less: Comprehensive income attributable to noncontrolling interests	702	563	1,182	1,331
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(9,460)	$(12,507)	$(25,201)	$(49,636)
Earnings (loss) per share:
Basic	$(0.15)	$(0.16)	$(0.39)	$(1.15)
Diluted	$(0.15)	$(0.16)	$(0.39)	$(1.15)
Weighted average common shares outstanding:
Basic	50,326	49,228	49,972	48,970
Diluted	50,326	49,228	49,972	48,970

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended June 29, 2019
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, March 30, 2019	49,772	$498	$273,434	$—	$339,916	$(68,190)	$545,658	$3,568	$549,226
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	861	9	(9)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(2,364)	—	—	(2,364)	—	(2,364)
Retirement of common stock	(180)	(2)	(2,362)	2,364	—	—	—	—	—
Stock-based compensation	—	—	5,325	—	—	—	5,325	—	5,325
Net income (loss)	—	—	—	—	(7,311)	—	(7,311)	702	(6,609)
Other comprehensive income (loss)	—	—	—	—	—	(2,149)	(2,149)	—	(2,149)
Distribution of noncontrolling interest earnings and other	—	—	—	—	—	—	—	(3,791)	(3,791)
Balance, June 29, 2019	50,453	505	276,388	—	332,605	(70,339)	539,159	479	539,638

For the 13 Weeks Ended June 30, 2018
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, March 31, 2018	48,900	$489	$251,246	$—	$334,838	$(65,125)	$521,448	$5,107	$526,555
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	511	5	180	—	—	—	185	—	185
Acquisition of common stock for employee tax withholding	—	—	—	(1,070)	—	—	(1,070)	—	(1,070)
Retirement of common stock	(72)	(1)	(1,069)	1,070	—	—	—	—	—
Stock-based compensation	—	—	6,912	—	—	—	6,912	—	6,912
Net income (loss)	—	—	—	—	(7,800)	—	(7,800)	563	(7,237)
Other comprehensive income (loss)	—	—	—	—	—	(4,707)	(4,707)	—	(4,707)
Distribution of noncontrolling interest earnings and other	—	—	—	—	—	—	—	(3,791)	(3,791)
Balance, June 30, 2018	49,339	$493	$257,269	$—	$327,038	$(69,832)	$514,968	$1,879	$516,847

For the 26 Weeks Ended June 29, 2019
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 29, 2018	49,518	$495	$268,113	$—	$381,626	$(64,691)	$585,543	$3,088	$588,631
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	1,210	13	157	—	—	—	170	—	170
Acquisition of common stock for employee tax withholding	—	—	—	(3,879)	—	—	(3,879)	—	(3,879)
Retirement of common stock	(275)	(3)	(3,876)	3,879	—	—	—	—	—
Stock-based compensation	—	—	11,994	—	—	—	11,994	—	11,994
Net income (loss)	—	—	—	—	(19,553)	—	(19,553)	1,182	(18,371)
Other comprehensive income (loss)	—	—	—	—	—	(5,648)	(5,648)		(5,648)
Distribution of noncontrolling interest earnings and other	—	—	—	—	—	—	—	(3,791)	(3,791)
Adoption of Accounting Standards Update ("ASU") 2016-02	—	—	—	—	(29,468)	—	(29,468)	—	(29,468)
Balance, June 29, 2019	50,453	505	276,388	—	332,605	(70,339)	539,159	479	539,638

For the 26 Weeks Ended June 30, 2018
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 30, 2017	48,643	$486	$242,263	$—	$409,653	$(76,269)	$576,133	$4,814	$580,947
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	835	8	177	—	—	—	185	—	185
Acquisition of common stock for employee tax withholding	—	—	—	(1,925)	—	—	(1,925)	—	(1,925)
Retirement of common stock	(139)	(1)	(1,924)	1,925	—	—	—	—	—
Stock-based compensation	—	—	16,711	—	—	—	16,711	—	16,711
Net income (loss)	—	—	—	—	(56,073)	—	(56,073)	1,331	(54,742)
Other comprehensive income (loss)	—	—	—	—	—	6,437	6,437	—	6,437
Distribution of noncontrolling interest earnings and other	—	—	42	—	—	—	42	(4,266)	(4,224)
Adoption of ASU 2014-09	—	—	—	—	(26,542)	—	(26,542)	—	(26,542)
Balance, June 30, 2018	49,339	$493	$257,269	$—	$327,038	$(69,832)	$514,968	$1,879	$516,847

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 26 Weeks Ended June 29, 2019	For the 26 Weeks Ended June 30, 2018
Operating Activities:
Net Income (loss)	$(18,371)	$(54,742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	28,312	31,092
Non-cash lease expense	60,915	—
Stock-based compensation	9,627	11,253
Decrease in allowance for returns and markdowns	(19,085)	(31,563)
Property, plant and equipment and other long-lived asset impairment losses	2,560	1,648
Trade name impairment losses	—	6,212
Non-cash restructuring charges	4,621	7,403
Bad debt expense	273	2,172
Loss on extinguishment of debt	—	718
Other non-cash items	(2,571)	8,766
Contingent consideration remeasurement	202	(1,257)
Gain on asset divestitures	(23,134)	—
Changes in operating assets and liabilities:
Accounts receivable	130,494	205,517
Inventories	(82,173)	33,878
Prepaid expenses and other current assets	(4,197)	12,571
Accounts payable	10,637	(65,892)
Accrued expenses	(127,707)	(79,135)
Income taxes payable	3,494	(11,291)
Net cash (used in) provided by operating activities	(26,103)	77,350
Investing Activities:
Additions to property, plant and equipment	(10,511)	(6,264)
Increase in intangible and other assets	(1,910)	(524)
Proceeds from the sale of property, plant and equipment	1,235	115
Asset divestitures	41,570	—
Net cash provided by (used in) investing activities	30,384	(6,673)
Financing Activities:
Acquisition of common stock for employee tax withholdings	(3,879)	(1,925)
Distribution of noncontrolling interest earnings	(3,791)	(4,224)
Debt borrowings	3,552	804,573
Debt payments	(173,396)	(849,573)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	(1,045)	(1,547)
Debt issuance costs and other	124	(7,068)
Net cash used in financing activities	(178,435)	(59,764)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,242)	1,048
Net (decrease) increase in cash, cash equivalents, and restricted cash	(176,396)	11,961
Cash, cash equivalents, and restricted cash:
Beginning of period	410,883	231,655
End of period	$234,487	$243,616

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of June 29, 2019, and the results of operations for the thirteen-week periods ended June 29, 2019 (“Second Quarter”) and June 30, 2018 (“Prior Year Quarter”), respectively, and the twenty-six week periods ended June 29, 2019 (“Year To Date Period”) and June 30, 2018 (“Prior Year YTD Period”). All adjustments are of a normal, recurring nature.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended June 29, 2019	For the 13 Weeks Ended June 30, 2018	For the 26 Weeks Ended June 29, 2019	For the 26 Weeks Ended June 30, 2018
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(7,311)	$(7,800)	$(19,553)	$(56,073)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	50,326	49,228	49,972	48,970
Basic EPS	$(0.15)	$(0.16)	$(0.39)	$(1.15)
Diluted EPS computation:
Basic weighted average common shares outstanding	50,326	49,228	49,972	48,970
Diluted weighted average common shares outstanding	50,326	49,228	49,972	48,970
Diluted EPS	$(0.15)	$(0.16)	$(0.39)	$(1.15)

At the end of the Second Quarter and Year To Date Period, approximately 3.4 million and 3.9 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included approximately 0.7 million and 0.9 million weighted average performance-based shares at the end of the Second Quarter and Year To Date Period, respectively.
At the end of the Prior Year Quarter and Prior Year YTD Period, approximately 5.2 million and 5.1 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included approximately 1.2 million weighted average performance-based shares at the end of the Prior Year Quarter and Prior Year YTD Period.
Cash, Cash Equivalents and Restricted Cash. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of June 29, 2019 and June 30, 2018 that are presented in the condensed consolidated statement of cash flows (in thousands):

	June 29, 2019	June 30, 2018
Cash and cash equivalents	$226,596	$241,797
Restricted cash included in prepaid expenses and other current assets	30	32
Restricted cash included in intangible and other assets-net	7,861	1,787
Cash, cash equivalents and restricted cash	$234,487	$243,616

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

Variable lease payments are generally expensed as incurred and include certain index-based changes in rent and certain non-lease components such as maintenance and other services provided by the lessor to the extent the charges are variable.  Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
Recently Adopted Accounting Standards
The Company adopted ASU 2016-02 on December 30, 2018, the first day of fiscal 2019, using the modified retrospective approach and accordingly information for periods prior to December 30, 2018 are presented under ASC 840, Leases ("ASC 840"), the predecessor to ASC 842. The Company has elected to use the transition practical expedient. The transition practical expedient allows companies to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented.
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
In August 2017, the FASB issued ASU 2017-12. ASU 2017-12 amends and simplifies hedge accounting guidance in order to enable entities to better portray the economics of their risk management activities. The Company adopted ASU 2017-12 on the first day of fiscal year 2019. Adoption resulted in $2.8 million and $4.8 million of net gains being recorded in cost of sales for the Second Quarter and Year To Date Period, respectively, which would have been recognized in other income (expense) - net under previous accounting guidance.

2. REVENUE
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended June 29, 2019
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$185,131	$114,471	$113,624	$59	$413,285
Leathers	33,637	9,229	9,764	—	52,630
Jewelry	1,642	18,425	719	—	20,786
Other	2,697	4,957	2,168	4,870	14,692
Consolidated	$223,107	$147,082	$126,275	$4,929	$501,393

Timing of revenue recognition
Revenue recognized at a point in time	$222,365	$146,728	$126,083	$2,427	$497,603
Revenue recognized over time	742	354	192	2,502	3,790
Consolidated	$223,107	$147,082	$126,275	$4,929	$501,393

	For the 13 Weeks Ended June 30, 2018
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$221,637	$136,760	$104,593	$—	$462,990
Leathers	42,757	12,915	12,248	—	67,920
Jewelry	10,454	21,151	1,499	—	33,104
Other	4,043	4,984	2,570	972	12,569
Consolidated	$278,891	$175,810	$120,910	$972	$576,583

Timing of revenue recognition
Revenue recognized at a point in time	$278,354	$175,562	$120,790	$972	$575,678
Revenue recognized over time	537	248	120	—	905
Consolidated	$278,891	$175,810	$120,910	$972	$576,583

	For the 26 Weeks Ended June 29, 2019
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches	$333,448	$230,723	$215,230	$62	$779,463
Leathers	64,389	20,586	21,559	—	106,534
Jewelry	10,818	39,175	1,953	—	51,946
Other	4,821	9,876	4,432	9,589	28,718
Consolidated	$413,476	$300,360	$243,174	$9,651	$966,661

Timing of revenue recognition
Revenue recognized at a point in time	$412,066	$299,645	$242,789	$3,599	$958,099
Revenue recognized over time	1,410	715	385	6,052	8,562
Consolidated	$413,476	$300,360	$243,174	$9,651	$966,661

	For the 26 Weeks Ended June 30, 2018
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches	$417,314	$287,555	$205,736	$—	$910,605
Leathers	81,087	30,953	25,139	—	137,179
Jewelry	22,477	49,658	2,774	—	74,909
Other	7,080	9,432	5,123	1,411	23,046
Consolidated	$527,958	$377,598	$238,772	$1,411	$1,145,739

Timing of revenue recognition
Revenue recognized at a point in time	$526,965	$377,126	$238,548	$1,411	$1,144,050
Revenue recognized over time	993	472	224	—	1,689
Consolidated	$527,958	$377,598	$238,772	$1,411	$1,145,739

Contract Balances. As of June 29, 2019, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $17.7 million and $21.8 million as of June 29, 2019 and December 29, 2018, respectively, related to remaining performance obligations on licensing income, (ii) $5.4 million and $6.2 million as of June 29, 2019 and December 29, 2018, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $3.1 million and $3.8 million as of June 29, 2019 and December 29, 2018, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	June 29, 2019	December 29, 2018
Components and parts	$35,603	$28,183
Work-in-process	8,764	9,458
Finished goods	415,965	339,981
Inventories	$460,332	$377,622

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 26 Weeks Ended June 29, 2019	For the 26 Weeks Ended June 30, 2018
Beginning balance	$22,807	$19,405
Settlements in cash or kind	(7,749)	(5,566)
Warranties issued and adjustments to preexisting warranties (1)	5,909	5,652
Ending balance	$20,967	$19,491
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended June 29, 2019	For the 13 Weeks Ended June 30, 2018	For the 26 Weeks Ended June 29, 2019	For the 26 Weeks Ended June 30, 2018
Income tax (benefit) expense	$1,444	$(3,372)	$11,051	$3,273
Effective tax rate	(28.0)%	31.8%	(151.0)%	(6.4)%

The tax rate in the Second Quarter is unfavorable as compared to the Prior Year Quarter and the Year To Date Period tax rate is unfavorable to the Prior YTD Period primarily due to a larger amount of favorable discrete items recorded in the Prior Year Quarter and the Prior YTD Period over those recorded in the Second Quarter and in the Year To Date Period.
Beginning in 2018, no tax benefit has been accrued on the U.S. net operating losses (“NOLs”) due to the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act signed into law in 2017, whereby certain foreign income inclusions absorb the U.S. NOL, eliminating the availability of any future tax benefit. The Second Quarter and Year To Date Period tax rates are negative due to accrual of income tax expense on entities with positive taxable income against a consolidated net loss.
As of June 29, 2019, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $39.9 million, $33.4 million of which would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2011-2018 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of June 29, 2019, the Company had recorded $18.1 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At June 29, 2019, the total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheets was $5.2 million and $1.0 million, respectively. For the Second Quarter and Year To Date Period, the Company accrued income tax related interest expense of $0.6 million and $1.6 million, respectively.

6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 50,453,351 and 49,517,817 shares issued and outstanding at June 29, 2019 and December 29, 2018, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at June 29, 2019 or December 29, 2018. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
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
At June 29, 2019 and December 29, 2018, all treasury stock had been effectively retired. As of June 29, 2019, the Company had $30.0 million of repurchase authorizations remaining under its repurchase program. The Company is currently prohibited by the terms of its Credit Agreement (as defined in Note 15) from making open market repurchases of its common stock and did not repurchase any common stock under its authorized stock repurchase plans during the Second Quarter, Prior Year Quarter, Year To Date Period or Prior Year YTD Period.
Controlling and Noncontrolling Interests. The Company has entered into an agreement to purchase the outstanding minority interest shares in Fossil Accessories South Africa Pty. Ltd. (‘‘Fossil South Africa’’), representing the entire noncontrolling interest in the subsidiary. The purchase price is based on variable payments through fiscal year 2021, assuming the put option is exercised by the seller each year. During the Year To Date Period, the Company made payments of $1.0 million towards the purchase price. The present value of the remaining purchase price is $1.8 million as of June 29, 2019. The transaction was accounted for as an equity transaction. The Company recorded $0.9 million of the variable consideration in accrued expenses-other and $0.9 million in other long-term liabilities in the consolidated balance sheets at June 29, 2019.

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the Second Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at March 30, 2019	1,035	$59.95	2.0	$—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(461)	40.13
Outstanding at June 29, 2019	574	75.87	3.0	—
Exercisable at June 29, 2019	558	$77.20	3.0	$—

The aggregate intrinsic value shown in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at June 29, 2019 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the Second Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at June 29, 2019:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$29.49 - $47.99	33	$38.40	0.7	33	$38.40
$55.04 - $83.83	65	81.39	1.8	65	81.39
$95.91 - $131.46	95	128.02	2.5	95	128.02
Total	193	$96.88	1.9	193	$96.88

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$29.49 - $47.99	214	$43.13	3.9	198	$44.24
$55.04 - $83.83	96	78.68	2.7	96	78.68
$95.91 - $131.46	71	113.13	2.0	71	113.13
Total	381	$65.19	3.3	365	$66.76

Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the Second Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at March 30, 2019	2,478	$16.48
Granted	1,001	13.01
Vested	(858)	16.11
Forfeited	(113)	14.14
Nonvested at June 29, 2019	2,508	$15.37

The total fair value of restricted stock units vested during the Second Quarter was approximately $11.2 million. Vesting of performance restricted stock units is based on achievement of operating margin growth and achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables illustrate changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended June 29, 2019
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(77,358)	$7,573	$1,595	$(68,190)
Other comprehensive income (loss) before reclassifications	(304)	492	—	188
Tax (expense) benefit	—	226	—	226
Amounts reclassed from accumulated other comprehensive income (loss)	—	2,769	—	2,769
Tax (expense) benefit	—	(206)	—	(206)
Total other comprehensive income (loss)	(304)	(1,845)	—	(2,149)
Ending balance	$(77,662)	$5,728	$1,595	$(70,339)

	For the 13 Weeks Ended June 30, 2018
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(52,198)	$(11,255)	$(1,672)	$(65,125)
Other comprehensive income (loss) before reclassifications	(19,057)	15,543	—	(3,514)
Tax (expense) benefit	—	(1,859)	—	(1,859)
Amounts reclassed from accumulated other comprehensive income (loss)	—	(990)	—	(990)
Tax (expense) benefit	—	324	—	324
Total other comprehensive income (loss)	(19,057)	14,350	—	(4,707)
Ending balance	$(71,255)	$3,095	$(1,672)	$(69,832)

	For the 26 Weeks Ended June 29, 2019
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(74,868)	$8,582	$1,595	$(64,691)
Other comprehensive income (loss) before reclassifications	(2,794)	2,202	—	(592)
Tax (expense) benefit	—	(38)	—	(38)
Amounts reclassed from accumulated other comprehensive income	—	5,424	—	5,424
Tax (expense) benefit	—	(406)	—	(406)
Total other comprehensive income (loss)	(2,794)	(2,854)	—	(5,648)
Ending balance	$(77,662)	$5,728	$1,595	$(70,339)

	For the 26 Weeks Ended June 30, 2018
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(64,499)	$(10,098)	$(1,672)	$(76,269)
Other comprehensive income (loss) before reclassifications	(6,756)	7,231	—	475
Tax (expense) benefit	—	278	—	278
Amounts reclassed from accumulated other comprehensive income	—	(6,946)	—	(6,946)
Tax (expense) benefit	—	1,262	—	1,262
Total other comprehensive income (loss)	(6,756)	13,193	—	6,437
Ending balance	$(71,255)	$3,095	$(1,672)	$(69,832)

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
Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended June 29, 2019		For the 13 Weeks Ended June 30, 2018
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$223,107	$29,540	$278,891	$48,786
Europe	147,082	12,463	175,810	16,192
Asia	126,275	26,959	120,910	20,152
Corporate	4,929	(67,281)	972	(84,117)
Consolidated	$501,393	$1,681	$576,583	$1,013

	For the 26 Weeks Ended June 29, 2019		For the 26 Weeks Ended June 30, 2018
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$413,476	$40,458	$527,958	$66,864
Europe	300,360	26,743	377,598	42,202
Asia	243,174	48,000	238,772	33,418
Corporate	9,651	(133,464)	1,411	(169,752)
Consolidated	$966,661	$(18,263)	$1,145,739	$(27,268)

	June 29, 2019		December 29, 2018
	Long-Term Assets	Total Assets	Long-Term Assets	Total Assets
Americas	$185,840	$483,593	$61,914	$393,273
Europe	180,043	383,579	99,253	353,797
Asia	78,853	246,873	29,990	173,666
Corporate	147,918	494,158	125,472	654,462
Total	$592,654	$1,608,203	$316,629	$1,575,198

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended June 29, 2019		For the 13 Weeks Ended June 30, 2018
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$413,285	82.4%	$462,990	80.3%
Leathers	52,630	10.5	67,920	11.8
Jewelry	20,786	4.2	33,104	5.7
Other	14,692	2.9	12,569	2.2
Total	$501,393	100.0%	$576,583	100.0%

	For the 26 Weeks Ended June 29, 2019		For the 26 Weeks Ended June 30, 2018
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$779,463	80.6%	$910,605	79.5%
Leathers	106,534	11.0	137,179	12.0
Jewelry	51,946	5.4	74,909	6.5
Other	28,718	3.0	23,046	2.0
Total	$966,661	100.0%	$1,145,739	100.0%

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
As of June 29, 2019, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	155.4	U.S. dollar	183.2
Canadian dollar	60.3	U.S. dollar	45.9
British pound	21.8	U.S. dollar	28.7
Japanese yen	2,053.0	U.S. dollar	19.1
Mexican peso	346.7	U.S. dollar	17.3
Australian dollar	14.6	U.S. dollar	10.3
U.S. dollar	28.1	Japanese yen	3,025.0

Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of June 29, 2019, the Company had non-designated forward contracts of approximately $0.4 million on 6.3 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period are set forth below (in thousands):

	For the 13 Weeks Ended June 29, 2019	For the 13 Weeks Ended June 30, 2018
Cash flow hedges:
Forward contracts	$718	$13,684
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$718	$13,684

	For the 26 Weeks Ended June 29, 2019	For the 26 Weeks Ended June 30, 2018
Cash flow hedges:
Forward contracts	$2,164	$7,509
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$2,164	$7,509

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

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended June 29, 2019	For the 13 Weeks Ended June 30, 2018
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$2,769	$—
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(206)	$(666)
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(20)	$(444)
Interest rate swap not designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) recognized in income	$—	$(1)

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 26 Weeks Ended June 29, 2019	For the 26 Weeks Ended June 30, 2018
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$4,790	$—
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$228	$(5,684)
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(33)	$(101)
Interest rate swap not designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) recognized in income	$—	$67

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	June 29, 2019		December 29, 2018		June 29, 2019		December 29, 2018
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$5,739	Prepaid expenses and other current assets	$9,217	Accrued expenses- other	$1,330	Accrued expenses- other	$660
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	15	Accrued expenses- other	6	Accrued expenses- other	—
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	121	Intangible and other assets-net	453	Other long-term liabilities	316	Other long-term liabilities	70
Total		$5,860		$9,685		$1,652		$730

The following table summarizes the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended June 29, 2019		For the 13 Weeks Ended June 30, 2018
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$236,285	$507	$267,574	$(555)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	2,769	(206)	—	(666)

	Effect of Derivative Instruments
	For the 26 Weeks Ended June 29, 2019		For the 26 Weeks Ended June 30, 2018
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$453,626	$26,417	$549,038	$(2,442)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	4,790	228	—	(5,684)

At the end of the Second Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through December 2020. As of June 29, 2019, an estimated net gain of $4.0 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 29, 2019 (in thousands):

	Fair Value at June 29, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$5,860	$—	$5,860
Deferred compensation plan assets:
Investment in publicly traded mutual funds	4,788	—	—	4,788
Total	$4,788	$5,860	$—	$10,648
Liabilities:
Contingent consideration	$—	$—	$1,813	$1,813
Forward contracts	—	1,652	—	1,652
Total	$—	$1,652	$1,813	$3,465

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
As of June 29, 2019, debt, excluding unamortized debt issuance costs and capital leases, was recorded at cost and had a carrying value of $231.1 million and a fair value of approximately $230.6 million. As of December 29, 2018, the fair value of the Company's debt approximated its carrying amount. The fair value of debt was based on observable market inputs.
During the Year to Date Period, operating lease assets with a carrying amount of $6.9 million and property, plant and equipment-net with a carrying amount of $1.1 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $3.4 million and $0.4 million, respectively, resulting in impairment charges of $4.2 million.
The fair values of fixed assets related to Company-owned retail stores and operating lease assets were determined using Level 3 inputs. Of the $4.2 million impairment expense, $2.2 million and $0.3 million was recorded in SG&A in the Europe and Americas segment, respectively, and $1.3 million and $0.4 million was recorded in restructuring charges in the Americas and Europe segment, respectively.
The fair value of the contingent consideration liability related to Fossil South Africa was determined using Level 3 inputs. See "Note 6—Stockholders' Equity" for additional disclosures about the equity transaction. The contingent consideration is based on Fossil South Africa's projected earnings and dividends through fiscal year 2020 with the final payments expected the following year. A discount rate of 14% was used to calculate the present value of the contingent consideration. The present value of the contingent consideration liability was valued at $1.8 million as of June 29, 2019.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		June 29, 2019		December 29, 2018
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,293	$3,945	$4,293	$3,859
Customer lists	5-10 yrs.	52,684	41,109	52,635	38,028
Patents	3-20 yrs.	2,310	2,169	2,310	2,154
Developed technology	7 yrs.	2,193	274	36,100	15,471
Other	7-20 yrs.	261	253	261	247
Total intangibles-subject to amortization		61,741	47,750	95,599	59,759
Intangibles-not subject to amortization:
Trade names		32,431		32,427
Other assets:
Other deposits		18,881		19,641
Deferred compensation plan assets		4,788		4,442
Deferred tax asset-net		34,274		23,695
Restricted cash		7,861		7,479
Tax receivable		7,060		7,060
Forward contracts		121		453
Investments		500		500
Other		2,164		1,889
Total other assets		75,649		65,159
Total intangible and other assets		$169,821	$47,750	$193,185	$59,759
Total intangible and other assets-net			$122,071		$133,426

Amortization expense for intangible assets was approximately $1.7 million and $3.0 million for the Second Quarter and Prior Year Quarter, respectively, and $3.4 million and $6.0 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2019 (remaining)	$3,421
2020	$6,327
2021	$2,499
2022	$1,635
2023	$59
2024	$50

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
Some leases include one or more options to renew at the Company's discretion, with renewal terms that can extend the lease from one to ten additional years. The renewal options are not included in the measurement of ROU assets and ROU liabilities unless the Company is reasonably certain to exercise the optional renewal periods. Short-term leases are leases having a term of twelve months or less. The Company does not record a related lease asset or liability for such leases. The Company has certain leases containing lease and non-lease components which are accounted for as a single lease component. The Company has certain leases agreements where lease payments are based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. The variable portion of these lease payments is not included in the Company's lease liabilities. The Company's lease agreements do not contain any significant restrictions or covenants other than those that are customary in such arrangements.
The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended June 29, 2019	For the 26 Weeks Ended June 29, 2019
Operating lease cost(1)	SG&A	$29,385	$60,244
Finance lease cost:
Amortization of ROU assets	SG&A	$114	$240
Interest on lease liabilities	Interest expense	$11	$20
Short-term lease cost	SG&A	$429	$813
Variable lease cost	SG&A	$8,549	$17,341
_______________________________________________

(1)Includes sublease income, which was immaterial.

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	June 29, 2019
Assets
Operating	Operating lease ROU assets	$305,403
Finance	Property, plant and equipment - net of accumulated depreciation of $3,852	$6,197

Liabilities
Current:
Operating	Current operating lease liabilities	$66,757
Finance	Short-term and current portion of long-term debt	$979
Noncurrent:
Operating	Long-term operating lease liabilities	$308,458
Finance	Long-term debt	$2,053

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	June 29, 2019
Weighted-average remaining lease term:
Operating leases	6.3 years
Finance leases	2.8 years
Weighted-average discount rate:
Operating leases	13.9%
Finance leases	1.2%

Future minimum lease payments by year as of June 29, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2019 (remaining)	$59,472	$501
2020	114,485	1,084
2021	92,486	998
2022	78,565	498
2023	63,653	—
2024	43,923	—
Thereafter	148,115	—
Total lease payments	$600,699	$3,081
Less: Interest	225,484	49
Total lease obligations	$375,215	$3,032

Future minimum lease payments by year as of December 29, 2018 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2019	$135,025	$951
2020	105,668	947
2021	84,230	947
2022	73,928	696
2023	61,710	—
Thereafter	186,201	—
Total lease payments	$646,762	$3,541
Less: Interest		84
Finance lease obligations		$3,457

Supplemental cash flow information related to leases was as follows (in thousands):

For the 26 Weeks Ended June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52,934
Operating cash flows from finance leases	20
Financing cash flows from finance leases	478
Leased assets obtained in exchange for new operating lease liabilities	16,939

As of June 29, 2019, the Company did not have any material operating or finance leases that have been signed but not commenced.

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

Amounts outstanding under the Term Loan Facility bear interest at a rate per annum equal to (a) the LIBOR rate plus 7% prior to January 28, 2019, which increased to the LIBOR rate plus 8% on January 29, 2019 and will increase to the LIBOR rate plus 9% on January 29, 2020 and thereafter or (b) the base rate plus 5.5% prior to January 28, 2019, which increased to the base rate plus 6.5% on January 29, 2019 and will increase to the base rate plus 7.5% on January 29, 2020 and thereafter.

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

Financial covenants governing the Credit Agreement require the Company to maintain (a) a minimum fixed charge coverage ratio measured quarterly on a rolling twelve-month basis of 1.15 to 1.00 if the Company’s quarter-end balances of cash and cash equivalents plus the excess availability under the Revolving Credit Facility is less than $200 million; (b) a maximum leverage ratio measured as of the last day of each fiscal quarter for the period of four fiscal quarters ending on such date of (i) 3.75 to 1.0 for each fiscal quarter through September 28, 2019 and (ii)  3.5 to 1.0 thereafter; (c) a minimum trailing twelve-month EBITDA tested quarterly of $110 million; (d) a minimum liquidity covenant of unrestricted cash and cash equivalents plus available and unused capacity under the Revolving Credit Facility equal to $160 million; and (e) maximum capital expenditures of $35 million per year. Additionally, the Company is restricted from making open market repurchases of its common stock.
The Company had no borrowings or payments under the Term Loan Facility during the Second Quarter and net payments of $170.2 million during the Year To Date Period. The Company had no borrowings or payments under the Revolving Credit Facility during the Second Quarter or Year To Date Period. Amounts available under the Revolving Credit Facility were reduced by any amounts outstanding under standby letters of credit. As of June 29, 2019, the Company had available borrowing capacity of $220.7 million under the Revolving Credit Facility. The Company incurred approximately $6.0 million and $12.5 million of interest expense related to the Term Loan Facility during the Second Quarter and Year To Date Period, respectively. The Company did not incur interest expense related to the Revolving Credit Facility during the Second Quarter or Year To Date Period. The Company incurred approximately $1.0 million and $1.9 million of interest expense related to the amortization of debt issuance costs during the Second Quarter and Year To Date Period, respectively. At June 29, 2019, the Company was in compliance with all debt covenants related to all the Company's credit facilities.

16. RESTRUCTURING
The Company implemented a multi-year restructuring program that began in fiscal year 2016 called New World Fossil ("NWF 1.0"). As part of NWF 1.0, the Company targets to improve operating profit and support sales growth through a leaner infrastructure and an enhanced business model. The Company is working to achieve greater efficiencies from production to distribution through activities such as organizational changes, reducing its overall product assortment, optimizing its base cost structure and consolidating facilities. The Company also intends to build a quicker and more responsive operating platform. The Company is reducing its retail footprint to reflect the evolving shopping habits of today's consumer, which results in restructuring costs, such as store impairment, lease exit obligations and termination fees and accelerated depreciation. The Company expects to spend up to $20 million in the second half of fiscal year 2019 as it completes its NWF 1.0 program. NWF 1.0 restructuring charges of approximately $10.8 million, $46.6 million and $48.2 million were recorded during the Year To Date period, fiscal year 2018 and fiscal year 2017, respectively.

The following tables show a rollforward of the accrued liability related to the Company’s NWF 1.0 restructuring plan (in thousands):

	For the 13 Weeks Ended June 29, 2019
	Liabilities				Liabilities
	March 30, 2019	Charges	Cash Payments	Non-cash Items	June 29, 2019
Store closures	$3,047	$306	$700	$299	$2,354
Professional services	1,864	—	467	—	1,397
Severance and employee-related benefits	3,912	1,152	2,625	85	2,354
Total	$8,823	$1,458	$3,792	$384	$6,105

	For the 13 Weeks Ended June 30, 2018
	Liabilities				Liabilities
	March 31, 2018	Charges	Cash Payments	Non-cash Items	June 30, 2018
Store closures	$4,405	$6,434	$5,190	$234	$5,415
Professional services	698	4,119	3,299	—	1,518
Severance and employee-related benefits	3,335	3,996	4,495	—	2,836
Total	$8,438	$14,549	$12,984	$234	$9,769

	For the 26 Weeks Ended June 29, 2019
	Liabilities				Liabilities
	December 29, 2018	Charges	Cash Payments	Non-cash Items	June 29, 2019
Store closures	$2,818	$2,971	$1,182	$2,253	$2,354
Professional services	2,198	485	1,286	—	1,397
Severance and employee-related benefits	3,011	7,349	5,638	2,368	2,354
Total	$8,027	$10,805	$8,106	$4,621	$6,105

	For the 26 Weeks Ended June 30, 2018
	Liabilities				Liabilities
	December 30, 2017	Charges	Cash Payments	Non-cash Items	June 30, 2018
Store closures	$2,973	$14,989	$10,602	$1,945	$5,415
Professional services	185	5,277	3,944	—	1,518
Severance and employee-related benefits	1,317	15,600	8,623	5,458	2,836
Total	$4,475	$35,866	$23,169	$7,403	$9,769

NWF 1.0 restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended June 29, 2019	For the 13 Weeks Ended June 30, 2018	For the 26 Weeks Ended June 29, 2019	For the 26 Weeks Ended June 30, 2018
Americas	$279	$8,412	$2,941	$16,536
Europe	37	2,352	1,272	5,719
Asia	246	637	793	1,331
Corporate	896	3,148	5,799	12,280
Consolidated	$1,458	$14,549	$10,805	$35,866

Additionally, during the first quarter of fiscal 2019, the Company launched a new restructuring program, New World Fossil 2.0 (“NWF 2.0”), which is focused on optimizing the Company’s operating structure to be more efficient, with faster decision-making and a more customer-centric focus. In addition to optimizing the way the Company goes to market, the Company is also pursuing additional gross margin expansion opportunities. The Company is taking a zero based budgeting approach to adjust its business model to enable more investment in digital capabilities and marketing, move closer to the consumer and react more quickly to the ever-evolving consumer shopping patterns.

The following tables show a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	For the 13 Weeks Ended June 29, 2019
	Liabilities			Liabilities
	March 30, 2019	Charges	Cash Payments	June 29, 2019
Professional services	426	1,798	1,494	730
Severance and employee-related benefits	—	4,061	289	3,772
Total	$426	$5,859	$1,783	$4,502

	For the 26 Weeks Ended June 29, 2019
	Liabilities			Liabilities
	December 29, 2018	Charges	Cash Payments	June 29, 2019
Professional services and other	—	2,638	1,908	730
Severance and employee-related benefits	—	4,061	289	3,772
Total	$—	$6,699	$2,197	$4,502

NWF 2.0 restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended June 29, 2019	For the 26 Weeks Ended June 29, 2019
Europe	4,554	5,394
Corporate	1,305	1,305
Consolidated	$5,859	$6,699

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen and twenty-six week periods ended June 29, 2019 (the “Second Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and twenty-six week periods ended June 30, 2018 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website and third party websites. Our wholesale customer base includes, among others, Amazon, Best Buy, Dillard’s, JCPenney, Kohl’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 61 retail stores located in premier retail sites and 102 outlet stores located in major outlet malls as of June 29, 2019. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.
Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 70 independent distributors. Internationally, our network of Company-owned stores included 165 retail stores and 121 outlet stores as of June 29, 2019. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.
Our business is subject to economic cycles, retail industry conditions and the impact of tariffs on our products. Purchases of discretionary fashion accessories, such as our watches, handbags, sunglasses and other products, tend to decline during recessionary periods when disposable income is low and consumers are hesitant to use available credit. In addition, acts of terrorism, acts of war and military action both in the U.S. and abroad can have a significant effect on economic conditions and may negatively affect our ability to procure our products from manufacturers for sale to our customers. In 2018, new tariffs were imposed on a list of products totaling $200 billion which are imported from China and impacted certain of our products. On May 10, 2019, the Trump Administration increased these tariffs to 25% ad valorem. The current U.S. presidential administration recently indicated it may also impose tariffs on additional products potentially including both traditional watches and smart watches. It is difficult to accurately estimate the impact on our business of this or similar tariff actions. However, assuming no offsets resulting from price increases, sourcing changes, or other changes to regulatory rulings, all of which are currently under review, the estimated gross exposure from an additional 10% tariff recognized in the second half of fiscal year 2019 is approximately $5 to $10 million. Any significant declines in general economic conditions, additional tariffs on our products, public safety concerns or uncertainties regarding future economic prospects that affect the competitiveness of our products or consumer spending habits could have a material adverse effect on consumer purchases of our products.

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
For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 and "Part II, Item 1A. Risk Factors" of this Quarter Report on Form 10-Q.
Results of Operations
Executive Summary. During the Second Quarter, net sales decreased 13% (11% in constant currency), as compared to the Prior Year Quarter. We generated a net loss of $7.3 million in the Second Quarter as compared to a net loss of $7.8 million in the Prior Year Quarter. Overall, sales for the Second Quarter were in line with our expectations, though down from the Prior Year Quarter. Although top-line sales growth remains challenging, we are making solid progress on our key strategic initiatives such as our China and India growth plans, our direct to consumer expansion, our connected product performance and our investment in more advanced e-commerce and marketing cloud platforms. The watch and accessories businesses continue to evolve rapidly, and consumer shopping patterns continue to shift. Those dynamics, particularly in our wholesale channels, continue to put pressure on our sales. However, we are seeing some underlying positive signs in parts of the business such as the contraction in our core sales improving sequentially from the first quarter of this year and our Asia business continuing to perform well with double-digit core sales growth in the Second Quarter as compared to the Prior Year Quarter.
As we previously disclosed, we have four overarching priorities. First, we are focused on improving our overall profitability. Our second key objective is to continue to focus on innovation and design in the watch category. Our third priority is maximizing sales growth, and fourth, transforming our business model. Our New World Fossil ("NWF") program continues to drive meaningful improvements to profitability, both within gross margin and in the cost structure. We expect NWF 1.0 be completed in 2019 and will have delivered $200 million of run-rate profitability improvements over a three year period. The program has been critical to our ability to improve profitability while also funding investments such as digital marketing capabilities and product innovation. Our NWF 2.0 - Transform to Grow ("NWF 2.0") program will be even more critical to our ability to invest in the business and improve profitability. As disruption continues across retail and consumer shopping behavior evolves, there are significant opportunities to capture market share in the growing watch market. Capitalizing on those market share opportunities will require investments and a reallocation of resources which we will fund through NWF 2.0.

Within the NWF 2.0 program, we see significant opportunities to drive value within our revenue management, supply chain, and procurement processes. We are also taking a zero-based budgeting approach across the organization in order to rework our business model and create organizational and operational efficiencies. All of these enhancements will allow us to invest more in direct to consumer and digital capabilities while streamlining our business model to move closer to the consumer and react more quickly to trends. There is much work still ahead of us on our NWF 2.0 program but the initial work streams continue to show a potential for significant profit improvement and are generally consistent with the level we achieved in NWF 1.0.

While we remain focused on profitability, delivering new product innovations while engaging consumers in unique and creative ways is essential in this disruptive environment. New products will be hitting the market this fall and holiday season across our portfolio of brands. Within the connected category, we continue to expand on our line-up of products, with a focus on fashion, functionality and wellness features. In addition, the underlying technology is expanding even more with our Gen 5 product, with improved chipsets, speaker capabilities to better support Google Assistant, extended battery life, and enhanced proprietary interface for iOS users, including tethered calls for iPhones, which builds on our current Android phone capabilities. These new technology enhancements combined with innovative fashion designs will build on our current Gen 4 product and provide additional smart watch functionality for consumers, regardless of their phone choice. Within the traditional category, our design teams are launching new design concepts based on trends we are seeing in the marketplace. We are also continuing to expand our use of limited edition and exclusives across all brands, as consumers are responding to more innovation and personalization. Our new e-commerce and marketing technology platform is expected to launch in the third quarter this year and will enable our ability to drive more consumer engagement with our new, innovative products. This platform will provide better insights and tools to reach our consumers in a more targeted manner across direct and wholesale channels. We continue to see favorable consumer response to our digital marketing initiatives, and these new tools will accelerate our ability to reach the consumer directly.

During the Second Quarter, sales of FOSSIL branded products decreased 11% (9% in constant currency), as compared to the Prior Year Quarter with declines across all major product categories. FOSSIL brand watch sales decreased 9% (6% in constant currency) during the Second Quarter. Our multi-brand global watch portfolio declined 11% (8% in constant currency) during the Second Quarter compared to the Prior Year Quarter, with traditional watch sales improving from the double-digit declines experienced in the past several fiscal quarters to a high single digit decline in the Second Quarter. While most brands in the portfolio decreased, EMPORIO ARMANI posted strong growth during the Second Quarter, driven by third party e-commerce and wholesale growth in China. Connected sales decreased moderately during the Second Quarter largely due to reduced liquidation levels as compared to the Prior Year Quarter. FOSSIL connected watches grew modestly despite these challenges. For all brands, excluding the negative impacts of prior year liquidations, sales of newer generation connected display products increased double-digits during the Second Quarter as compared to the Prior Year Quarter. During the Second Quarter, our connected watch business delivered $85 million in sales, representing 21% of total watch sales for the period.
Global comparable retail sales, including our stores and our own e-commerce, were negative 4% for the Second Quarter as compared to the Prior Year Quarter, as positive e-commerce comparable sales were more than offset by comparable sales declines in our retail stores.
During the Second Quarter, our gross profit margin rate decreased 70 basis points to 52.9% compared to 53.6% in the Prior Year Quarter. The gross margin contraction was primarily driven by an unfavorable currency impact of approximately 90 basis points. In addition, factory cost absorption and royalty costs on lower sales volumes increased product costs. These additional costs were offset by favorable regional and product mix from higher margin Asia sales, benefits from our NWF initiatives and decreased off-price sales mix with improved margins. Total operating expenses, including $7 million of restructuring expenses, declined 14% in the Second Quarter, compared to the Prior Year Quarter. During the Second Quarter, our financial performance resulted in a net loss of $0.15 per diluted share and included NWF restructuring charges of $0.11 per diluted share. The Prior Year Quarter resulted in a net loss of $0.16 per diluted share and included restructuring charges of $0.23 per diluted share and non-cash intangible asset impairment charges of $0.10 per diluted share. Currencies, including both the translation impact on operating earnings and the impact of foreign currency hedging contracts, unfavorably impacted earnings in the Second Quarter by $0.06 per diluted share.
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

Quarterly Periods Ended June 29, 2019 and June 30, 2018
Consolidated Net Sales. Net sales decreased $75.2 million or 13.0% (10.6% in constant currency), for the Second Quarter as compared to the Prior Year Quarter. During the Second Quarter, watch sales decreased $49.7 million or 10.7% (8.3% in constant currency), our leathers products decreased $15.3 million or 22.5% (20.8% in constant currency), and our jewelry business decreased $12.3 million or 37.2% (34.1% in constant currency). Second Quarter sales results were negatively impacted by store closures, less off-price and liquidation sales and licensed brand exits. Excluding store closures and business exits, our core sales declined high single-digits, primarily driven by our traditional wholesale and off-price channels. Asia wholesale sales increased double-digits driven mainly by emerging markets in China and India. While our Asia business is quickly gaining scale, the sales growth is not yet large enough to overcome the continued challenges in our traditional wholesale business in our mature markets in the Americas and Europe. Our direct business, while continuing to contract mainly due to store closures, improved to a moderate single-digit decline as compared to a double-digit decline in the 2019 first quarter.
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended June 29, 2019		For the 13 Weeks Ended June 30, 2018
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$413.3	82.4%	$463.0	80.3%	$(49.7)	(10.7)%	(8.3)%
Leathers	52.6	10.5	67.9	11.8	(15.3)	(22.5)	(20.8)
Jewelry	20.8	4.2	33.1	5.7	(12.3)	(37.2)	(34.1)
Other	14.7	2.9	12.6	2.2	2.1	16.7	19.8
Total	$501.4	100.0%	$576.6	100.0%	$(75.2)	(13.0)%	(10.6)%
In the Second Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by approximately $14.0 million, including unfavorable impacts of $7.9 million, $5.5 million and $0.6 million in our Europe, Asia and Americas segments, respectively, when compared to the Prior Year Quarter.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended June 29, 2019		For the 13 Weeks Ended June 30, 2018		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$223.1	44.5%	$278.9	48.4%	$(55.8)	(20.0)%	(19.8)%
Europe	147.1	29.3	175.8	30.4	(28.7)	(16.3)	(11.8)
Asia	126.3	25.2	120.9	21.0	5.4	4.5	9.0
Corporate	4.9	1.0	1.0	0.2	3.9	390.0	390.0
Total	$501.4	100.0%	$576.6	100.0%	$(75.2)	(13.0)%	(10.6)%
Americas Net Sales. Americas net sales decreased $55.8 million or 20.0% (19.8% in constant currency), during the Second Quarter in comparison to the Prior Year Quarter, improving from a 23.6% decrease in the 2019 first quarter. The sequential quarter-over-quarter improvement was driven by improved retail performance and lessening impacts of last year liquidations in our department store channels partially offset by lower sales in our off-price channels. The improved retail performance was driven by comparable retail store improvements and gaining traction on our third party e-commerce strategy. During the Second Quarter, watches decreased $36.5 million or 16.5% (16.3% in constant currency), our leathers business decreased $9.2 million or 21.5% (21.0% in constant currency), while our jewelry category decreased $8.9 million or 84.8% (83.8% in constant currency). In the region, sales declined in the U.S. and Mexico, while sales in Canada increased. Comparable retail sales, including our own retail stores and own e-commerce, decreased moderately in the region.

The following table sets forth product net sales for the Americas segment on an as reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended June 29, 2019	For the 13 Weeks Ended June 30, 2018
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$185.1	$221.6	$(36.5)	(16.5)%	(16.3)%
Leathers	33.6	42.8	(9.2)	(21.5)	(21.0)
Jewelry	1.6	10.5	(8.9)	(84.8)	(83.8)
Other	2.8	4.0	(1.2)	(30.0)	(32.5)
Total	$223.1	$278.9	$(55.8)	(20.0)%	(19.8)%

Europe Net Sales. Europe net sales decreased $28.7 million or 16.3% (11.8% in constant currency) during the Second Quarter in comparison to the Prior Year Quarter, improving from the 18.8% decrease in the 2019 first quarter on a constant currency basis. Watches decreased $22.3 million or 16.3% (11.8% in constant currency), our leathers business declined $3.7 million or 28.7% (24.0% in constant currency), and jewelry declined $2.8 million or 13.2% (8.5% in constant currency). Across the Eurozone, sales were down in most major markets with the greatest declines in the U.K., the distributor markets and Germany while Italy sales increased modestly. While sales continued to contract in Germany during the Second Quarter, sales performance improved double-digits on a sequential quarter-over-quarter basis driven by improvements in the wholesale channel. Comparable retail sales declined moderately, with comparable retail store decreases partially offset by strong e-commerce growth.
The following table sets forth product net sales for the Europe segment on an as reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended June 29, 2019	For the 13 Weeks Ended June 30, 2018
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$114.5	$136.8	$(22.3)	(16.3)%	(11.8)%
Leathers	9.2	12.9	(3.7)	(28.7)	(24.0)
Jewelry	18.4	21.2	(2.8)	(13.2)	(8.5)
Other	5.0	4.9	0.1	2.0	6.1
Total	$147.1	$175.8	$(28.7)	(16.3)%	(11.8)%

Asia Net Sales. Net sales in Asia increased $5.4 million or 4.5% (increased 9.0% in constant currency) driven by the wholesale channel. During the Second Quarter as compared to the Prior Year Quarter, our watch category increased $9.0 million or 8.6% (13.4% in constant currency), while our leathers category decreased $2.4 million or 19.7% (16.4% in constant currency), and our jewelry category decreased $0.8 million or 53.3% (46.7% in constant currency). Excluding store closures and business exits, our underlying core sales in Asia grew low double digits. For the Second Quarter compared to the Prior Year Quarter, EMPORIO ARMANI traditional watches posted strong double-digit growth while Fossil watches increased moderately with sales growth in both the connected and traditional watch categories. This sales growth was partially offset by the MARC JACOBS licensed brand exit. Strong growth momentum continued in China and India, primarily driven by third party e-commerce and wholesale growth, while Hong Kong also had sales growth. Comparable retail sales, including our stores and our own e-commerce, decreased slightly, with positive comparable retail sales in watches more than offset by declines in other categories. Strong e-commerce growth was more than offset by comparable retail store declines.

The following table sets forth product net sales for the Asia segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended June 29, 2019	For the 13 Weeks Ended June 30, 2018
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$113.6	$104.6	$9.0	8.6%	13.4%
Leathers	9.8	12.2	(2.4)	(19.7)	(16.4)
Jewelry	0.7	1.5	(0.8)	(53.3)	(46.7)
Other	2.2	2.6	(0.4)	(15.4)	(15.4)
Total	$126.3	$120.9	$5.4	4.5%	9.0%
The following table sets forth the number of stores by concept on the dates indicated below:

	June 29, 2019				June 30, 2018
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price accessory	87	88	51	226	90	98	53	241
Outlets	115	73	35	223	131	74	41	246
Full priced multi-brand	—	4	3	7	—	6	4	10
Total stores	202	165	89	456	221	178	98	497
During the Second Quarter, we closed seven stores and opened two new stores.
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
Gross Profit. Gross profit of $265.1 million in the Second Quarter decreased 14.2% in comparison to $309.0 million in the Prior Year Quarter. Gross profit margin rate decreased 70 basis points to 52.9% in the Second Quarter compared to 53.6% in the Prior Year Quarter. The gross margin contraction was primarily driven by an unfavorable currency impact of approximately 90 basis points. In addition, factory cost absorption and royalty costs on lower sales volumes increased product costs. These additional costs were offset by favorable region and product mix from higher margin Asia sales, benefits from our New World Fossil initiatives and decreased off-price sales mix with improved margins.
Operating Expenses. Total operating expenses in the Second Quarter decreased by $44.6 million, or 14.5%, to $263.4 million compared to $308.0 million in the Prior Year Quarter. In the Second Quarter, selling, general and administrative expenses (“SG&A”) were $31.1 million lower compared to the Prior Year Quarter, primarily as a result of lower retail store expenses given the significant number of stores we have closed since the Prior Year Quarter and corporate and regional infrastructure reductions driven by our NWF initiatives. Restructuring costs under our NWF initiative were $7.3 million, related to employee costs, store closings and professional services in the Second Quarter while the Prior Year Quarter included $14.5 million in restructuring costs and $6.2 million in non-cash intangible asset impairment charges. The translation of foreign-denominated expenses during the Second Quarter decreased operating expenses by approximately $6.7 million as a result of the stronger U.S. dollar. As a percentage of net sales, SG&A expenses increased to 51.1% in the Second Quarter as compared to 49.8% in the Prior Year Quarter.
Operating Income (Loss). Operating income (loss) improved to income of $1.7 million in the Second Quarter as compared to income of $1.0 million in the Prior Year Quarter. SG&A expenses decreased due to lower store costs due to store closures and corporate and regional infrastructure reductions. The decline in gross profit was more than offset by decreased operating expenses. As a percentage of net sales, operating margin (loss) was 0.3% in the Second Quarter compared to 0.2% in the Prior Year Quarter. Operating margin rate in the Second Quarter included a negative impact of approximately 110 basis points due to changes in foreign currencies.

Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended June 29, 2019	For the 13 Weeks Ended June 30, 2018	Change		Operating Margin %
			Dollars	Percentage	2019	2018
Americas	$29.5	$48.8	$(19.3)	(39.5)%	13.2%	17.5%
Europe	12.5	16.2	(3.7)	(22.8)	8.5	9.2
Asia	27.0	20.1	6.9	34.3	21.3	16.7
Corporate	(67.3)	(84.1)	16.8	(20.0)
Total operating income (loss)	$1.7	$1.0	$0.7	70.0%	0.3%	0.2%
Interest Expense. Interest expense decreased by $3.7 million during the Second Quarter compared to the Prior Year Quarter as a result of a smaller borrowing base.
Other Income (Expense)-Net. During the Second Quarter, other income (expense)-net was a net income of $0.5 million in comparison to a net expense of $0.6 million in the Prior Year Quarter. This change was primarily driven by more favorable transactional currency gains and losses compared to the Prior Year Quarter.
Provision for Income Taxes. Income tax expense for the Second Quarter was $1.4 million, resulting in an effective income tax rate of (28.0)%. For the Prior Year Quarter, the income tax benefit was $3.4 million, resulting in an effective income tax rate of 31.8%. The effective tax rate in the Second Quarter was unfavorable to the Prior Year Quarter primarily due to a larger amount of favorable discrete items recorded in the Prior Year Quarter over those recorded in the Second Quarter. The Second Quarter tax rate was negative due to the accrual of income tax expense on entities with positive taxable income against a consolidated net loss combined with the impact of the Global Intangible Low-Taxed Income ("GILTI") provision of the Tax Cuts and Jobs Act signed into law in 2017, whereby certain foreign income inclusions absorb the U.S. Net Operating Loss ("NOL"), effectively resulting in no tax benefit derived on the loss.
Net Income (Loss) Attributable to Fossil Group, Inc. Second Quarter net income (loss) attributable to Fossil Group, Inc. was a loss of $7.3 million, or $0.15 per diluted share, in comparison to a loss of $7.8 million, or $0.16 per diluted share, in the Prior Year Quarter. Diluted earnings (loss) per share in the Second Quarter included restructuring expenses of $0.11 per diluted share. The Prior Year Quarter diluted earnings (loss) per share included restructuring expenses of $0.23 per diluted share and non-cash intangible asset impairment charges of $0.10 per diluted share. Currency fluctuations decreased diluted earnings per share by approximately $0.06 during the Second Quarter.

Fiscal Year To Date Periods Ended June 29, 2019 and June 30, 2018
Consolidated Net Sales. Net sales decreased $179.0 million or 15.6% (12.9% in constant currency), for the Year To Date Period as compared to the Prior Year YTD Period. Global watch sales decreased $131.1 million or 14.4% (11.6% in constant currency). Our leathers category decreased $30.7 million or 22.4% (20.3% in constant currency) and our jewelry product category decreased $23.0 million or 30.7% (27.2% in constant currency) during the Year To Date Period as compared to the Prior Year YTD Period. While we experienced declines in all major product categories, our most significant declines were in wholesale watches in the Americas and Europe. Year To Date sales results were negatively impacted by store closures, less off-price and liquidation sales and licensed brand exits. Global comparable retail sales declined moderately for the Year To Date Period, with negative comparable store sales partially offset by e-commerce growth.
Net sales information by product category is summarized as follows (dollars in millions):

	For the 26 Weeks Ended June 29, 2019		For the 26 Weeks Ended June 30, 2018		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$779.5	80.6%	$910.6	79.5%	$(131.1)	(14.4)%	(11.6)%
Leathers	106.5	11.0	137.2	12.0	(30.7)	(22.4)	(20.3)
Jewelry	51.9	5.4	74.9	6.5	(23.0)	(30.7)	(27.2)
Other	28.8	3.0	23.0	2.0	5.8	25.2	29.1
Total	$966.7	100.0%	$1,145.7	100.0%	$(179.0)	(15.6)%	(12.9)%

In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by approximately $31.6 million, including unfavorable impacts of $18.6 million, $11.3 million and $1.7 million in our Europe, Asia and Americas segments, respectively, compared to the Prior Year YTD Period.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 26 Weeks Ended June 29, 2019		For the 26 Weeks Ended June 30, 2018		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$413.5	42.8%	$527.9	46.1%	$(114.4)	(21.7)%	(21.4)%
Europe	300.3	31.0	377.6	33.0	(77.3)	(20.5)	(15.6)
Asia	243.2	25.2	238.8	20.8	4.4	1.8	6.6
Corporate	9.7	1.0	1.4	0.1	8.3	592.9	592.9
Total	$966.7	100.0%	$1,145.7	100.0%	$(179.0)	(15.6)%	(12.9)%
Americas Net Sales. For the Year To Date Period, Americas net sales decreased $114.4 million or 21.7% (21.4% in constant currency), compared to the Prior Year YTD Period. During the Year To Date Period, watches decreased $83.9 million or 20.1% (19.8% in constant currency), leathers decreased $16.7 million or 20.6% (20.1% in constant currency), while jewelry declined $11.7 million or 52.0% (52.4% in constant currency). During the Year To Date Period, sales declined in most brands in our watch portfolio, including BURBERRY and MARC JACOBS due to the termination of these licenses. Geographically, sales declines in the U.S. and Mexico were slightly offset by constant currency sales growth in Canada. Both wholesale and direct channel sales decreased during the Year To Date Period, with moderate growth in our e-commerce business partially offsetting the negative impact of store closures. Comparable retail sales decreased moderately in the region, with positive comparable sales in our e-commerce business more than offset by negative comparable sales in our full price and outlet stores.
The following table sets forth product net sales for the Americas segment on an as reported and constant currency basis (dollars in millions):

	For the 26 Weeks Ended June 29, 2019	For the 26 Weeks Ended June 30, 2018
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$333.4	$417.3	$(83.9)	(20.1)%	(19.8)%
Leathers	64.4	81.1	(16.7)	(20.6)	(20.1)
Jewelry	10.8	22.5	(11.7)	(52.0)	(52.4)
Other	4.9	7.0	(2.1)	(30.0)	(30.0)
Total	$413.5	$527.9	$(114.4)	(21.7)%	(21.4)%

Europe Net Sales. For the Year To Date Period, Europe net sales decreased $77.3 million or 20.5% (15.6% in constant currency), compared to the Prior Year YTD Period. Our watches category declined $56.9 million or 19.8% (14.9% in constant currency), jewelry declined $10.5 million or 21.1% (16.3% in constant currency), and our leathers category decreased $10.4 million or 33.5% (28.7% in constant currency). During the Year To Date Period, most of the brands in the portfolio declined, driven by weakness in the wholesale channel and retail store closures. Sales were down in all markets, most notably in the United Kingdom and Germany. Comparable retail sales were moderately negative during the Year To Date Period, with positive comparable sales in e-commerce more than offset by negative comparable sales in our store concepts.

The following table sets forth product net sales for the Europe segment on an as reported and constant currency basis (dollars in millions):

	For the 26 Weeks Ended June 29, 2019	For the 26 Weeks Ended June 30, 2018
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$230.7	$287.6	$(56.9)	(19.8)%	(14.9)%
Leathers	20.6	31.0	(10.4)	(33.5)	(28.7)
Jewelry	39.2	49.7	(10.5)	(21.1)	(16.3)
Other	9.8	9.3	0.5	5.4	12.9
Total	$300.3	$377.6	$(77.3)	(20.5)%	(15.6)%

Asia Net Sales. For the Year To Date Period, Asia net sales increased $4.4 million or 1.8% (6.6% in constant currency), compared to the Prior Year YTD Period. Watch sales increased $9.5 million or 4.6% (9.6% in constant currency), while leathers decreased $3.5 million or 13.9% (10.4% in constant currency) and jewelry decreased $0.8 million or 28.6% (28.6% in constant currency). In our watch portfolio, we had strong sales growth in EMPORIO ARMANI products and modest growth in FOSSIL while most other brands declined. Year To Date sales were negatively impacted by the termination of the MARC JACOBS and BURBERRY licenses. Within the region we continued to have strong sales growth in China and India. For the Year To Date Period, comparable retail sales decreased moderately with positive comparable sales in our e-commerce business offset by negative comparable sales in our stores.
The following table sets forth product net sales for the Asia segment on an as reported and constant currency basis (dollars in millions):

	For the 26 Weeks Ended June 29, 2019	For the 26 Weeks Ended June 30, 2018
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$215.2	$205.7	$9.5	4.6%	9.6%
Leathers	21.6	25.1	(3.5)	(13.9)	(10.4)
Jewelry	2.0	2.8	(0.8)	(28.6)	(28.6)
Other	4.4	5.2	(0.8)	(15.4)	(11.5)
Total	$243.2	$238.8	$4.4	1.8%	6.6%

Gross Profit. For the Year To Date Period, gross profit margin increased 100 basis points to 53.1% compared to 52.1% in the Prior Year YTD Period. The increased gross profit margin was driven by a favorable regional sales mix, fewer off-price sales and benefits from our New World Fossil initiatives partially offset by an unfavorable foreign currency impact of approximately 70 basis points in the Year To Date Period. Additionally, factory cost absorption and royalty costs on lower sales volumes increased product costs.
Operating Expenses. For the Year To Date Period, total operating expenses decreased to $531.3 million compared to $624.0 million in the Prior Year YTD Period. SG&A expenses were lower compared to the Prior Year YTD Period mainly due to lower store costs due to store closures and corporate and regional infrastructure reductions. During the Year To Date Period, we incurred restructuring costs of $17.5 million under our NWF 1.0 and NWF 2.0 initiatives compared with restructuring costs of $35.9 million in the Prior Year YTD Period. The translation of foreign-denominated expenses during the Year To Date Period decreased operating expenses by approximately $15.5 million as a result of the stronger U.S. dollar. As a percentage of net sales, SG&A expenses increased to 53.2% in the Year To Date Period as compared to 50.8% in the Prior Year YTD Period.
Operating Income (Loss). Operating income (loss) improved to a loss of $18.3 million in the Year To Date Period as compared to a loss of $27.3 million in the Prior Year YTD Period. Operating expenses were lower due to lower store costs due to store closures, corporate and regional infrastructure reductions, and lower restructuring costs. The Prior Year YTD Period was also negatively impacted by non-cash intangible asset impairment charges of $6.2 million. The operating expense reduction and an improved gross margin rate were largely offset by gross profit decreases due to lower sales volume. As a percentage of net sales, operating margin was (1.9)% in the Year To Date Period as compared to (2.4)% in the Prior Year YTD Period and was negatively impacted by approximately 90 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 26 Weeks Ended June 29, 2019	For the 26 Weeks Ended June 30, 2018	Change		Operating Margin %
			Dollars	Percentage	2019	2018
Americas	$40.5	$66.9	$(26.4)	(39.5)%	9.8%	12.7%
Europe	26.7	42.2	(15.5)	(36.7)	8.9	11.2
Asia	48.0	33.4	14.6	43.7	19.7	14.0
Corporate	(133.5)	(169.8)	36.3	(21.4)
Total operating income (loss)	$(18.3)	$(27.3)	$9.0	(33.0)%	(1.9)%	(2.4)%
Interest Expense. Interest expense decreased by $6.3 million during the Year To Date Period as a result of a smaller borrowing base.
Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net increased favorably by $28.9 million to net other income of $26.4 million in comparison to net other expense of $2.4 million in the Prior Year YTD Period. This change was primarily driven by a $21.6 million gain on the sale of intellectual property to Google and net foreign currency gains during the Year To Date Period as compared to net losses in the Prior Year YTD Period.
Provision for Income Taxes. Income tax expense for the Year To Date Period was $11.1 million, resulting in an effective income tax rate of (151.0)%. The effective tax rate in the Year To Date Period was unfavorable to the Prior YTD Period primarily due to a larger amount of favorable discrete items recorded in the Prior YTD Period over those recorded in the Year To Date Period. The Year To Date Period tax rate was negative due to the accrual of income tax expense on entities with positive taxable income against a consolidated Year To Date Period loss combined with the impact of the GILTI provision of the Tax Cuts and Jobs Act signed into law in 2017, whereby certain foreign income inclusions absorb the U.S. NOL, effectively resulting in no tax benefit derived on the loss. Furthermore, for entities in a loss position, the Company has recorded valuation allowances on the deferred tax assets and the NOLs.
Net Income (Loss) Attributable to Fossil Group, Inc. For the Year To Date Period, net income (loss) attributable to Fossil Group, Inc. improved to a loss $19.6 million, or $0.39 per diluted share, in comparison to a loss of $56.1 million, or $1.15 per diluted share, in the Prior Year YTD Period. Operating expenses were lower due to lower store costs due to store closures, corporate and regional infrastructure reductions, and lower restructuring costs. The Prior Year YTD Period was also negatively impacted by non-cash intangible asset impairment charges of $6.2 million. This operating expense reduction and an improved gross margin rate were largely offset by gross profit decreases due to decreased sales volume. The Company also benefited from a $21.6 million gain on the sale of intellectual property to Google in the first quarter of fiscal year 2019. Diluted earnings per share in the Year To Date Period, as compared to the Prior Year YTD Period, decreased $0.14 per diluted share due to the currency impact of a stronger U.S. dollar.

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the Second Quarter was $226.6 million, including $206.8 million held in banks outside the U.S., in comparison to cash and cash equivalents of $241.8 million at the end of the Prior Year Quarter and $403.4 million at the end of fiscal year 2018. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges, strategic investments such as acquisitions and other capital expenditures. We believe cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for the next twelve months.
For the Year To Date Period, we had an operating cash flow deficit of $26.1 million. A net loss of $18.4 million and an increase in working capital items of $69.5 million was partially offset by net non-cash items of $61.7 million. We had net debt payments of $169.8 million and capital expenditures of $10.5 million.

Accounts receivable, net of allowances, decreased by 0.2% to $204.2 million at the end of the Second Quarter compared to $204.7 million at the end of the Prior Year Quarter. Days sales outstanding for our wholesale businesses for the Second Quarter increased to 50 days compared to 44 days in the Prior Year Quarter as a result of not participating in early payment discount programs in the Americas as terms were not economically attractive this year and a shift in customer mix in Europe.
Inventory at the end of the Second Quarter was $460.3 million, which decreased by 7.5% from the end of the Prior Year Quarter ending inventory balance of $497.8 million, driven by prudent sku management and aggressive liquidation of excess and older generation products.
At the end of the Second Quarter, we had net working capital of $488.0 million compared to net working capital of $561.8 million at the end of the Prior Year Quarter. At the end of the Second Quarter, we had $66.4 million of short-term borrowings and $162.0 million in long-term debt.
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

Amounts outstanding under the Term Loan Facility bear interest at a rate per annum equal to (a) the LIBOR rate plus 8%, increasing to the LIBOR rate plus 9% on January 29, 2020 and thereafter or (b) the base rate plus 6.5%, increasing to the base rate plus 7.5% on January 29, 2020 and thereafter.

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

Financial covenants governing the Credit Agreement require us to maintain (a) a minimum fixed charge coverage ratio measured quarterly on a rolling twelve-month basis of 1.15 to 1.00 if the Company’s quarter-end balances of cash and cash equivalents plus the excess availability under the Revolving Credit Facility is less than $200 million; (b) a maximum leverage ratio measured as of the last day of each fiscal quarter for the period of four fiscal quarters ending on such date of (i) 3.75 to 1.0 for each fiscal quarter ending during the period through September 28, 2019 and (ii)  3.5 to 1.0 thereafter; (c) a minimum trailing twelve-month EBITDA tested quarterly of $110 million; (d) a minimum liquidity covenant of unrestricted cash and cash equivalents plus available and unused capacity under the Revolving Credit Facility equal to $160 million; and (e) maximum capital expenditures of $35 million per year. Additionally, we are restricted from making open market repurchases of our common stock.
During the Year To Date Period, we had net payments of $170.2 million under the Term Loan at an average annual interest rate of 10.4%. We had no borrowings or payments under the Revolving Credit Facility during the Year To Date Period. As of June 29, 2019, we had $229.8 million outstanding under the Term Loan and no loans outstanding under the Revolving Credit Facility. We also had unamortized debt issuance costs of $5.8 million, which reduce the corresponding debt liability. In addition, we had $2.7 million of outstanding standby letters of credit at June 29, 2019. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of June 29, 2019, we had available borrowing capacity of $220.7 million under the Revolving Credit Facility. At June 29, 2019, we were in compliance with all debt covenants related to all our credit facilities.
Off Balance Sheet Arrangements
As of June 29, 2019, lease agreements that have commenced are recognized on the consolidated balance sheet as a result of the adoption of Accounting Standards Update 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification® ("ASC 842"). There were no other material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
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

The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at June 29, 2019 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	155.4	U.S. dollar	183.2	November 2020
Canadian dollar	60.3	U.S. dollar	45.9	December 2020
British pound	21.8	U.S. dollar	28.7	December 2020
Japanese yen	2,053.0	U.S. dollar	19.1	December 2020
Mexican peso	346.7	U.S. dollar	17.3	March 2020
Australian dollar	14.6	U.S. dollar	10.3	March 2020
U.S. dollar	28.1	Japanese yen	3,025.0	November 2020
If we were to settle our euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S. dollar based forward contracts hedging inventory transactions as of June 29, 2019, the result would have been a net gain of approximately $3.8 million. As of June 29, 2019, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $19.8 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of June 29, 2019, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $49.4 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of June 29, 2019, a 100 basis point increase in interest rates would increase annual interest expense by approximately $2.3 million.

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
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of June 29, 2019.
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
When significant tariffs or other restrictions are placed on imports from China or any retaliatory trade measures are taken by China, our revenue and results of operations may be materially harmed. In September 2018, the Trump Administration implemented additional tariffs amounting to 10% ad valorem on thousands of categories of goods covering an estimated $200 billion of inbound trade from China, including certain electronics. On May 10, 2019, the Trump Administration increased these tariffs to 25% ad valorem. These additional tariffs followed earlier measures taken by the Trump Administration in 2018 to impose 25% ad valorem duties on certain goods comprising an estimated $50 billion of inbound trade from China. Certain of our packaging and handbag products were impacted with these additional 25% ad valorem tariffs, based on the first sale export price as imported into the United States. Our smartwatches that are assembled and manufactured in China are not currently subject to the 25% additional tariffs due to an exemption that was granted.
However, on August 1, 2019, President Trump announced new 10% ad valorem tariffs that will cover the remaining estimated $300 billion of inbound trade from China, including several of our watch products. The new tariffs will go into effect on September 1, 2019 barring a change in course. The announcement follows an earlier proposal by the Trump Administration that would have imposed 25% ad valorem tariffs on the balance of inbound trade from China, but that were suspended pending trade negotiations with China. The new 10% ad valorem tariffs could impact our imports of smartwatches and certain traditional watch components. Following a recent determination by U.S. Customs and Border Protection, which administers the additional tariffs, these tariffs could apply broadly to our traditional watches incorporating a watch movement from China. Barring certain circumstances, they may also apply to individual China-sourced cases and bands on watches assembled in China as well as other countries. It is difficult to accurately estimate the impact on our business from these tariff actions or similar actions. However, assuming no offsets from price increases, sourcing changes, or other changes to regulatory rulings, all of which are currently under review, the estimated gross exposure from an additional 10% tariff recognized in the second half of fiscal year 2019 is approximately $5 to $10 million.
The Trump Administration continues to negotiate with China toward a trade deal, which would foreseeably lead to the removal of the additional tariffs. However, if the additional tariffs continue or increase, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China or otherwise change our sourcing strategy for these products, resulting in significant costs and disruption to our operations. Even if the United States does not impose these additional tariffs, it is always possible that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.
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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________
(1)                  Filed herewith.
(2)                  Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL GROUP, INC.

August 8, 2019	/S/ JEFFREY N. BOYER
Jeffrey N. Boyer
Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)