Form 10-Q
period 2019-09-28
Fossil Group, Inc.
filed 2019-11-07
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 28, 2019

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2019: 50,516,477

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 28, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	September 28, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$147,482	$403,373
Accounts receivable - net of allowances for doubtful accounts of $12,096 and $14,001, respectively	247,553	328,022
Inventories	570,331	377,622
Prepaid expenses and other current assets	126,350	149,552
Total current assets	1,091,716	1,258,569
Property, plant and equipment - net of accumulated depreciation of $468,237 and $453,319, respectively	155,058	183,203
Operating lease right-of-use assets	292,064	—
Intangible and other assets-net	101,805	133,426
Total long-term assets	548,927	316,629
Total assets	$1,640,643	$1,575,198
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$192,960	$169,561
Short-term and current portion of long-term debt	21,865	126,427
Accrued expenses:
Current operating lease liabilities	68,483	—
Compensation	55,166	76,467
Royalties	24,283	30,582
Customer liabilities	56,112	71,252
Transaction taxes	16,532	32,438
Other	64,463	70,614
Income taxes payable	29,270	28,462
Total current liabilities	529,134	605,803
Long-term income taxes payable	32,346	28,110
Deferred income tax liabilities	2,517	2,439
Long-term debt	242,137	269,788
Long-term operating lease liabilities	288,626	—
Other long-term liabilities	36,011	80,427
Total long-term liabilities	601,637	380,764
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 50,474 and 49,518 shares issued and outstanding at September 28, 2019 and December 29, 2018, respectively	505	495
Additional paid-in capital	280,789	268,113
Retained earnings	306,670	381,626
Accumulated other comprehensive income (loss)	(78,705)	(64,691)
Total Fossil Group, Inc. stockholders’ equity	509,259	585,543
Noncontrolling interests	613	3,088
Total stockholders’ equity	509,872	588,631
Total liabilities and stockholders’ equity	$1,640,643	$1,575,198

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended September 28, 2019	For the 13 Weeks Ended September 29, 2018	For the 39 Weeks Ended September 28, 2019	For the 39 Weeks Ended September 29, 2018
Net sales	$539,488	$608,827	$1,506,149	$1,754,566
Cost of sales	260,946	282,295	714,573	831,333
Gross profit	278,542	326,532	791,576	923,233
Operating expenses:
Selling, general and administrative expenses	264,103	297,804	777,896	879,694
Trade name impairments	16,613	—	16,613	6,212
Restructuring charges	6,979	6,075	24,483	41,942
Total operating expenses	287,695	303,879	818,992	927,848
Operating income (loss)	(9,153)	22,653	(27,416)	(4,615)
Interest expense	7,422	9,899	22,897	31,658
Other income (expense) - net	(1,424)	(2,895)	24,995	(5,338)
Income (loss) before income taxes	(17,999)	9,859	(25,318)	(41,611)
Provision for income taxes	6,939	3,937	17,991	7,209
Net income (loss)	(24,938)	5,922	(43,309)	(48,820)
Less: Net income attributable to noncontrolling interests	997	916	2,179	2,247
Net income (loss) attributable to Fossil Group, Inc.	$(25,935)	$5,006	$(45,488)	$(51,067)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(10,790)	$(1,380)	$(13,584)	$(8,136)
Cash flow hedges - net change	2,424	2,704	(430)	15,897
Total other comprehensive income (loss)	(8,366)	1,324	(14,014)	7,761
Total comprehensive income (loss)	(33,304)	7,246	(57,323)	(41,059)
Less: Comprehensive income attributable to noncontrolling interests	997	916	2,179	2,247
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(34,301)	$6,330	$(59,502)	$(43,306)
Earnings (loss) per share:
Basic	$(0.51)	$0.10	$(0.91)	$(1.04)
Diluted	$(0.51)	$0.10	$(0.91)	$(1.04)
Weighted average common shares outstanding:
Basic	50,469	49,381	50,137	49,107
Diluted	50,469	50,659	50,137	49,107

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended September 28, 2019
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, June 29, 2019	50,453	$505	$276,388	$—	$332,605	$(70,339)	$539,159	$479	$539,638
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	29	—	—	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(97)	—	—	(97)	—	(97)
Retirement of common stock	(8)	—	(97)	97	—	—	—	—	—
Stock-based compensation	—	—	4,267	—	—	—	4,267	—	4,267
Net income (loss)	—	—	—	—	(25,935)	—	(25,935)	997	(24,938)
Other comprehensive income (loss)	—	—	—	—	—	(8,366)	(8,366)	—	(8,366)
Purchase of noncontrolling interest shares	—	—	231	—	—	—	231	(793)	(562)
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(70)	(70)
Balance, September 28, 2019	50,474	505	280,789	—	306,670	(78,705)	509,259	613	509,872

For the 13 Weeks Ended September 29, 2018
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, June 30, 2018	49,339	$493	$257,269	$—	$327,038	$(69,832)	$514,968	$1,879	$516,847
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	76	2	(1)	—	—	—	1	—	1
Acquisition of common stock for employee tax withholding	—	—	—	(568)	—	—	(568)	—	(568)
Retirement of common stock	(22)	(1)	(567)	568	—	—	—	—	—
Stock-based compensation	—	—	5,987	—	—	—	5,987	—	5,987
Net income (loss)	—	—	—	—	5,006	—	5,006	916	5,922
Other comprehensive income (loss)	—	—	—	—	—	1,324	1,324	—	1,324
Distribution of noncontrolling interest earnings	—	—	67	—	—	—	67	1	68
Balance, September 29, 2018	49,393	$494	$262,755	$—	$332,044	$(68,508)	$526,785	$2,796	$529,581

For the 39 Weeks Ended September 28, 2019
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 29, 2018	49,518	$495	$268,113	$—	$381,626	$(64,691)	$585,543	$3,088	$588,631
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	1,240	13	157	—	—	—	170	—	170
Acquisition of common stock for employee tax withholding	—	—	—	(3,976)	—	—	(3,976)	—	(3,976)
Retirement of common stock	(284)	(3)	(3,973)	3,976	—	—	—	—	—
Stock-based compensation	—	—	16,261	—	—	—	16,261	—	16,261
Net income (loss)	—	—	—	—	(45,488)	—	(45,488)	2,179	(43,309)
Other comprehensive income (loss)	—	—	—	—	—	(14,014)	(14,014)		(14,014)
Purchase of noncontrolling interest shares	—	—	231	—	—	—	231	(793)	(562)
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(3,861)	(3,861)
Adoption of Accounting Standards Update ("ASU") 2016-02	—	—	—	—	(29,468)	—	(29,468)	—	(29,468)
Balance, September 28, 2019	50,474	505	280,789	—	306,670	(78,705)	509,259	613	509,872

For the 39 Weeks Ended September 29, 2018
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 30, 2017	48,643	$486	$242,263	$—	$409,653	$(76,269)	$576,133	$4,814	$580,947
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	911	10	176	—	—	—	186	—	186
Acquisition of common stock for employee tax withholding	—	—	—	(2,493)	—	—	(2,493)	—	(2,493)
Retirement of common stock	(161)	(2)	(2,491)	2,493	—	—	—	—	—
Stock-based compensation	—	—	22,698	—	—	—	22,698	—	22,698
Net income (loss)	—	—	—	—	(51,067)	—	(51,067)	2,247	(48,820)
Other comprehensive income (loss)	—	—	—	—	—	7,761	7,761	—	7,761
Distribution of noncontrolling interest earnings and other	—	—	109	—	—	—	109	(4,265)	(4,156)
Adoption of ASU 2014-09	—	—	—	—	(26,542)	—	(26,542)	—	(26,542)
Balance, September 29, 2018	49,393	$494	$262,755	$—	$332,044	$(68,508)	$526,785	$2,796	$529,581

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 39 Weeks Ended September 28, 2019	For the 39 Weeks Ended September 29, 2018
Operating Activities:
Net Income (loss)	$(43,309)	$(48,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	41,854	47,154
Non-cash lease expense	90,572	—
Stock-based compensation	13,894	17,240
Decrease in allowance for returns and markdowns	(8,801)	(28,034)
(Gain) loss on disposal of assets	(2,857)	776
Property, plant and equipment and other long-lived asset impairment losses	3,957	1,757
Trade name impairment losses	16,613	6,212
Non-cash restructuring charges	4,621	7,410
Bad debt expense	1,476	4,867
Loss on extinguishment of debt	3,044	718
Other non-cash items	1,002	10,809
Contingent consideration remeasurement	(428)	(1,257)
Gain on asset divestitures	(23,134)	—
Changes in operating assets and liabilities:
Accounts receivable	79,642	143,955
Inventories	(201,993)	13,113
Prepaid expenses and other current assets	(833)	(2,620)
Accounts payable	20,576	(46,805)
Accrued expenses	(139,658)	(45,986)
Income taxes payable	5,529	(8,077)
Net cash (used in) provided by operating activities	(138,233)	72,412
Investing Activities:
Additions to property, plant and equipment	(14,054)	(10,188)
Increase in intangible and other assets	(2,542)	(488)
Proceeds from the sale of property, plant and equipment	1,255	182
Proceeds from asset divestitures	41,570	—
Net cash provided by (used in) investing activities	26,229	(10,494)
Financing Activities:
Acquisition of common stock for employee tax withholdings	(3,976)	(2,493)
Distribution of noncontrolling interest earnings	(3,861)	(4,224)
Purchase of noncontrolling interest shares	(562)	—
Debt borrowings	386,880	809,524
Debt payments	(512,144)	(854,240)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	(1,045)	(1,678)
Debt issuance costs and other	(7,444)	(7,248)
Net cash used in financing activities	(142,152)	(60,359)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,674)	4,588
Net (decrease) increase in cash, cash equivalents, and restricted cash	(255,830)	6,147
Cash, cash equivalents, and restricted cash:
Beginning of period	410,883	231,655
End of period	$155,053	$237,802

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of September 28, 2019, and the results of operations for the thirteen-week periods ended September 28, 2019 (“Third Quarter”) and September 29, 2018 (“Prior Year Quarter”), respectively, and the 39 week periods ended September 28, 2019 (“Year To Date Period”) and September 29, 2018 (“Prior Year YTD Period”). All adjustments are of a normal, recurring nature.
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
Operating Expenses. Operating expenses include selling, general and administrative expenses (“SG&A”), trade name impairment and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company’s retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and “back office” or support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize the Company’s infrastructure as well as store closure expenses. During the Third Quarter, the SKAGEN® trade name with a carrying amount of $21.1 million was written down to its implied fair value of $4.5 million, resulting in a pre-tax impairment charge of $16.6 million. During the second quarter of fiscal 2018, the Company recognized a pre-tax impairment charge of $6.2 million related to the SKAGEN trade name.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended September 28, 2019	For the 13 Weeks Ended September 29, 2018	For the 39 Weeks Ended September 28, 2019	For the 39 Weeks Ended September 29, 2018
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(25,935)	$5,006	$(45,488)	$(51,067)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	50,469	49,381	50,137	49,107
Basic EPS	$(0.51)	$0.10	$(0.91)	$(1.04)
Diluted EPS computation:
Basic weighted average common shares outstanding	50,469	49,381	50,137	49,107
Effect of stock options, stock appreciation rights, restricted stock units and performance restricted stock units	—	1,278	—	—
Diluted weighted average common shares outstanding	50,469	50,659	50,137	49,107
Diluted EPS	$(0.51)	$0.10	$(0.91)	$(1.04)

At the end of the Third Quarter and Year To Date Period, approximately 3.0 million and 3.6 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included approximately 0.4 million and 0.7 million weighted average performance-based shares at the end of the Third Quarter and Year To Date Period, respectively.
At the end of the Prior Year Quarter and Prior Year YTD Period, approximately 1.9 million and 5.1 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.7 million and 1.2 million weighted average performance-based shares at the end of the Prior Year Quarter and Prior Year YTD Period, respectively. Additionally, 0.5 million weighted average performance-based shares were not included in the diluted EPS calculation at the end of the Prior Year Quarter because the performance targets were not met.
Cash, Cash Equivalents and Restricted Cash. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of September 28, 2019 and September 29, 2018 that are presented in the condensed consolidated statement of cash flows (in thousands):

	September 28, 2019	September 29, 2018
Cash and cash equivalents	$147,482	$236,103
Restricted cash included in prepaid expenses and other current assets	30	31
Restricted cash included in intangible and other assets-net	7,541	1,668
Cash, cash equivalents and restricted cash	$155,053	$237,802

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

Variable lease payments are expensed as incurred and include certain index-based changes in rent and certain non-lease components such as maintenance and other services provided by the lessor to the extent the charges are variable.  Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
Recently Adopted Accounting Standards
The Company adopted ASU 2016-02 on December 30, 2018, the first day of fiscal 2019, using the modified retrospective approach, and accordingly, information for periods prior to December 30, 2018 are presented under ASC 840, Leases ("ASC 840"), the predecessor to ASC 842. The Company has elected to use the transition practical expedient. The transition practical expedient allows companies to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented.
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
Adoption of ASU 2016-02 resulted in recording right-of-use ("ROU") lease assets of $370.3 million which were written down to $327.3 million as a result of $43.0 million of previous store impairment, excluding taxes, and lease liabilities of $390.6 million as of December 30, 2018. The Company recognized a cumulative-effect adjustment to the opening balance of retained earnings of approximately $29.5 million as of December 30, 2018 as a result of previous store impairment and a previous sale leaseback transaction, net of tax effects. Under ASC 840, the gain on the sale leaseback transaction was deferred over the lease term; however under ASC 842, the gain is recognized at the time of sale. Accordingly, a retained earnings adjustment to recognize the remaining gain was recorded upon the adoption of ASC 842. The standard did not have a material impact on the Company's consolidated results of operations or cash flows. See "Note 14—Leases" for additional lease disclosures.
In August 2017, the FASB issued ASU 2017-12. ASU 2017-12 amends and simplifies hedge accounting guidance in order to enable entities to better portray the economics of their risk management activities. The Company adopted ASU 2017-12 on the first day of fiscal year 2019. Adoption resulted in $2.5 million and $7.3 million of net gains being recorded in cost of sales for the Third Quarter and Year To Date Period, respectively, which would have been recognized in other income (expense) - net under previous accounting guidance.

2. REVENUE
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended September 28, 2019
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$179,369	$137,222	$128,897	$2	$445,490
Leathers	33,274	10,848	10,367	—	54,489
Jewelry	4,852	21,530	1,802	—	28,184
Other	2,539	4,268	2,183	2,335	11,325
Consolidated	$220,034	$173,868	$143,249	$2,337	$539,488

Timing of revenue recognition
Revenue recognized at a point in time	$219,379	$173,508	$143,069	$79	$536,035
Revenue recognized over time	655	360	180	2,258	3,453
Consolidated	$220,034	$173,868	$143,249	$2,337	$539,488

	For the 13 Weeks Ended September 29, 2018
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$213,365	$157,878	$115,270	$25	$486,538
Leathers	38,645	15,452	11,939	—	66,036
Jewelry	11,495	28,494	1,811	—	41,800
Other	5,558	5,215	2,486	1,194	14,453
Consolidated	$269,063	$207,039	$131,506	$1,219	$608,827

Timing of revenue recognition
Revenue recognized at a point in time	$268,484	$206,753	$131,374	$1,219	$607,830
Revenue recognized over time	579	286	132	—	997
Consolidated	$269,063	$207,039	$131,506	$1,219	$608,827

	For the 39 Weeks Ended September 28, 2019
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches	$512,816	$367,946	$344,127	$64	$1,224,953
Leathers	97,663	31,435	31,925	—	161,023
Jewelry	15,669	60,705	3,757	—	80,131
Other	7,362	14,141	6,615	11,924	40,042
Consolidated	$633,510	$474,227	$386,424	$11,988	$1,506,149

Timing of revenue recognition
Revenue recognized at a point in time	$631,445	$473,152	$385,859	$3,678	$1,494,134
Revenue recognized over time	2,065	1,075	565	8,310	12,015
Consolidated	$633,510	$474,227	$386,424	$11,988	$1,506,149

	For the 39 Weeks Ended September 29, 2018
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches	$630,677	$445,433	$321,006	$27	$1,397,143
Leathers	119,733	46,404	37,078	—	203,215
Jewelry	33,974	78,152	4,583	—	116,709
Other	12,638	14,647	7,611	2,603	37,499
Consolidated	$797,022	$584,636	$370,278	$2,630	$1,754,566

Timing of revenue recognition
Revenue recognized at a point in time	$795,450	$583,878	$369,922	$2,630	$1,751,880
Revenue recognized over time	1,572	758	356	—	2,686
Consolidated	$797,022	$584,636	$370,278	$2,630	$1,754,566

Contract Balances. As of September 28, 2019, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $15.4 million and $21.8 million as of September 28, 2019 and December 29, 2018, respectively, related to remaining performance obligations on licensing income, (ii) $4.8 million and $6.2 million as of September 28, 2019 and December 29, 2018, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $2.9 million and $3.8 million as of September 28, 2019 and December 29, 2018, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	September 28, 2019	December 29, 2018
Components and parts	$34,165	$28,183
Work-in-process	8,370	9,458
Finished goods	527,796	339,981
Inventories	$570,331	$377,622

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 39 Weeks Ended September 28, 2019	For the 39 Weeks Ended September 29, 2018
Beginning balance	$22,807	$19,405
Settlements in cash or kind	(12,957)	(11,963)
Warranties issued and adjustments to preexisting warranties (1)	11,336	13,837
Ending balance	$21,186	$21,279
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended September 28, 2019	For the 13 Weeks Ended September 29, 2018	For the 39 Weeks Ended September 28, 2019	For the 39 Weeks Ended September 29, 2018
Income tax expense	$6,939	$3,937	$17,991	$7,209
Effective tax rate	(38.6)%	39.9%	(71.1)%	(17.3)%

The tax rate in the Third Quarter is unfavorable as compared to the Prior Year Quarter and the Year To Date Period tax rate is unfavorable to the Prior YTD Period primarily due to a larger amount of favorable discrete items recorded in the Prior Year Quarter and the Prior YTD Period over those recorded in the Third Quarter and in the Year To Date Period. An increase in U.S. losses in the Third Quarter and Year To Date Period also unfavorably impacted the tax rate since no tax benefit can be recognized on these losses. This is due to the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act signed into law in 2017, whereby certain foreign income inclusions absorb the U.S. net operating losses, eliminating the availability of any future tax benefit. The Third Quarter and Year To Date Period tax rates are negative due to accrual of income tax expense on entities with positive taxable income against a consolidated net loss.
As of September 28, 2019, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $39.1 million, of which $32.6 million would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2011-2018 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of September 28, 2019, the Company had recorded $13.6 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At September 28, 2019, the total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheets was $4.8 million and $1.0 million, respectively. For the Third Quarter and Year To Date Period, the Company accrued income tax related interest expense of $(0.4) million and $1.1 million, respectively.

6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 50,473,848 and 49,517,817 shares issued and outstanding at September 28, 2019 and December 29, 2018, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at September 28, 2019 or December 29, 2018. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
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
At September 28, 2019 and December 29, 2018, all treasury stock had been effectively retired. As of September 28, 2019, the Company had $30.0 million of repurchase authorizations remaining under its repurchase program. The Company did not repurchase any common stock under its authorized stock repurchase plans during the Third Quarter, Prior Year Quarter, Year To Date Period or Prior Year YTD Period.
Controlling and Noncontrolling Interests. The Company has entered into an agreement to purchase the outstanding minority interest shares in Fossil Accessories South Africa Pty. Ltd. (‘‘Fossil South Africa’’), representing the entire noncontrolling interest in the subsidiary. The purchase price is based on variable payments through fiscal year 2021, assuming the put option is exercised by the seller each year. During the Year To Date Period, the Company made payments of $1.0 million towards the purchase price. The present value of the remaining purchase price is $1.2 million as of September 28, 2019. The transaction was accounted for as an equity transaction. The Company recorded $0.6 million of the variable consideration in accrued expenses-other and $0.6 million in other long-term liabilities in the consolidated balance sheets at September 28, 2019.

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the Third Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at June 29, 2019	574	$75.87	3.0	$—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(57)	75.87
Outstanding at September 28, 2019	517	75.87	2.8	—
Exercisable at September 28, 2019	517	$75.87	2.8	$—

The aggregate intrinsic value shown in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at September 28, 2019 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the Third Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at September 28, 2019:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$29.49 - $47.99	33	$38.40	0.5	33	$38.40
$55.04 - $83.83	64	81.40	1.6	64	81.40
$95.91 - $131.46	87	128.04	2.5	87	128.04
Total	184	$95.63	1.8	184	$95.63

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$29.49 - $47.99	187	$42.46	4.1	187	$42.46
$55.04 - $83.83	80	78.96	2.8	80	78.96
$95.91 - $131.46	66	111.90	1.9	66	111.90
Total	333	$64.93	3.4	333	$64.93

Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the Third Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at June 29, 2019	2,508	$15.37
Granted	—	—
Vested	(29)	17.99
Forfeited	(29)	14.56
Nonvested at September 28, 2019	2,450	$15.35

The total fair value of restricted stock units vested during the Third Quarter was approximately $0.3 million. Vesting of performance restricted stock units is based on achievement of operating margin growth and achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables illustrate changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended September 28, 2019
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(77,662)	$5,728	$1,595	$(70,339)
Other comprehensive income (loss) before reclassifications	(10,790)	7,058	—	(3,732)
Tax (expense) benefit	—	(996)	—	(996)
Amounts reclassed from accumulated other comprehensive income (loss)	—	3,948	—	3,948
Tax (expense) benefit	—	(310)	—	(310)
Total other comprehensive income (loss)	(10,790)	2,424	—	(8,366)
Ending balance	$(88,452)	$8,152	$1,595	$(78,705)

	For the 13 Weeks Ended September 29, 2018
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(71,255)	$3,095	$(1,672)	$(69,832)
Other comprehensive income (loss) before reclassifications	(1,380)	2,885	—	1,505
Tax (expense) benefit	—	212	—	212
Amounts reclassed from accumulated other comprehensive income (loss)	—	(33)	—	(33)
Tax (expense) benefit	—	426	—	426
Total other comprehensive income (loss)	(1,380)	2,704	—	1,324
Ending balance	$(72,635)	$5,799	$(1,672)	$(68,508)

	For the 39 Weeks Ended September 28, 2019
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(74,868)	$8,582	$1,595	$(64,691)
Other comprehensive income (loss) before reclassifications	(13,584)	9,260	—	(4,324)
Tax (expense) benefit	—	(1,034)	—	(1,034)
Amounts reclassed from accumulated other comprehensive income	—	9,372	—	9,372
Tax (expense) benefit	—	(716)	—	(716)
Total other comprehensive income (loss)	(13,584)	(430)	—	(14,014)
Ending balance	$(88,452)	$8,152	$1,595	$(78,705)

	For the 39 Weeks Ended September 29, 2018
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(64,499)	$(10,098)	$(1,672)	$(76,269)
Other comprehensive income (loss) before reclassifications	(8,136)	10,116	—	1,980
Tax (expense) benefit	—	490	—	490
Amounts reclassed from accumulated other comprehensive income (loss)	—	(6,979)	—	(6,979)
Tax (expense) benefit	—	1,688	—	1,688
Total other comprehensive income (loss)	(8,136)	15,897	—	7,761
Ending balance	$(72,635)	$5,799	$(1,672)	$(68,508)

See “Note 10—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.

9. SEGMENT INFORMATION
The Company reports segment information based on the “management approach”. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.
The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of (i) Americas, (ii) Europe and (iii) Asia. Each reportable operating segment includes sales to wholesale and distributor customers, and sales through Company-owned retail stores and e-commerce activities based on the location of the selling entity. The Americas segment primarily includes sales to customers based in Canada, Latin America and the United States. The Europe segment primarily includes sales to customers based in European countries, the Middle East and Africa. The Asia segment primarily includes sales to customers based in Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Each reportable operating segment provides similar products and services.
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
Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended September 28, 2019		For the 13 Weeks Ended September 29, 2018
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$220,034	$18,928	$269,063	$36,060
Europe	173,868	26,396	207,039	33,886
Asia	143,249	32,721	131,506	31,352
Corporate	2,337	(87,198)	1,219	(78,645)
Consolidated	$539,488	$(9,153)	$608,827	$22,653

	For the 39 Weeks Ended September 28, 2019		For the 39 Weeks Ended September 29, 2018
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$633,510	$59,385	$797,022	$102,924
Europe	474,227	53,139	584,636	76,088
Asia	386,424	80,722	370,278	64,770
Corporate	11,988	(220,662)	2,630	(248,397)
Consolidated	$1,506,149	$(27,416)	$1,754,566	$(4,615)

	September 28, 2019		December 29, 2018
	Long-Term Assets	Total Assets	Long-Term Assets	Total Assets
Americas	$174,986	$549,451	$61,914	$393,273
Europe	169,003	406,817	99,253	353,797
Asia	78,296	292,283	29,990	173,666
Corporate	126,642	392,092	125,472	654,462
Total	$548,927	$1,640,643	$316,629	$1,575,198

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended September 28, 2019		For the 13 Weeks Ended September 29, 2018
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$445,490	82.6%	$486,538	79.9%
Leathers	54,489	10.1	66,036	10.8
Jewelry	28,184	5.2	41,800	6.9
Other	11,325	2.1	14,453	2.4
Total	$539,488	100.0%	$608,827	100.0%

	For the 39 Weeks Ended September 28, 2019		For the 39 Weeks Ended September 29, 2018
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$1,224,953	81.3%	$1,397,143	79.6%
Leathers	161,023	10.7	203,215	11.6
Jewelry	80,131	5.3	116,709	6.7
Other	40,042	2.7	37,499	2.1
Total	$1,506,149	100.0%	$1,754,566	100.0%

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
As of September 28, 2019, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	111.5	U.S. dollar	131.2
Canadian dollar	43.4	U.S. dollar	32.9
British pound	16.1	U.S. dollar	21.1
Japanese yen	1,446.7	U.S. dollar	13.5
Mexican peso	187.8	U.S. dollar	9.4
Australian dollar	7.8	U.S. dollar	5.5
U.S. dollar	19.8	Japanese yen	2,120.0

Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of September 28, 2019, the Company had non-designated forward contracts of approximately $0.6 million on 9.0 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period are set forth below (in thousands):

	For the 13 Weeks Ended September 28, 2019	For the 13 Weeks Ended September 29, 2018
Cash flow hedges:
Forward contracts	$6,062	$3,097
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$6,062	$3,097

	For the 39 Weeks Ended September 28, 2019	For the 39 Weeks Ended September 29, 2018
Cash flow hedges:
Forward contracts	$8,226	$10,606
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$8,226	$10,606

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

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended September 28, 2019	For the 13 Weeks Ended September 29, 2018
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$2,518	$—
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$1,120	$393
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$27	$(11)

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 39 Weeks Ended September 28, 2019	For the 39 Weeks Ended September 29, 2018
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$7,309	$—
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$1,347	$(5,291)
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(6)	$(113)
Interest rate swap not designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) recognized in income	$—	$67

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	September 28, 2019		December 29, 2018		September 28, 2019		December 29, 2018
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$9,204	Prepaid expenses and other current assets	$9,217	Accrued expenses- other	$349	Accrued expenses- other	$660
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	11	Prepaid expenses and other current assets	15	Accrued expenses- other	—	Accrued expenses- other	—
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	541	Intangible and other assets-net	453	Other long-term liabilities	28	Other long-term liabilities	70
Total		$9,756		$9,685		$377		$730

The following table summarizes the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended September 28, 2019		For the 13 Weeks Ended September 29, 2018
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$260,946	$(1,424)	$282,295	$(2,895)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	2,518	1,120	—	393

	Effect of Derivative Instruments
	For the 39 Weeks Ended September 28, 2019		For the 39 Weeks Ended September 29, 2018
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$714,573	$24,995	$831,333	$(5,338)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	7,309	1,347	—	(5,291)

At the end of the Third Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through December 2020. As of September 28, 2019, an estimated net gain of $7.8 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 28, 2019 (in thousands):

	Fair Value at September 28, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$9,756	$—	$9,756
Deferred compensation plan assets:
Investment in publicly traded mutual funds	4,975	—	—	4,975
Total	$4,975	$9,756	$—	$14,731
Liabilities:
Contingent consideration	$—	$—	$1,185	$1,185
Forward contracts	—	377	—	377
Total	$—	$377	$1,185	$1,562

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
The fair value of the Company's debt approximated its carrying amount as of September 28, 2019 and as of December 29, 2018. The fair value of debt was based on observable market inputs.
The fair value of trade names are measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discount rates and implied royalty rates. During the Third Quarter, the SKAGEN trade name with a carrying amount of $21.1 million was written down to its implied fair value of $4.5 million, resulting in a pre-tax impairment charge of $16.6 million. The trade name impairment charge was recorded in the Corporate cost area.
During the Year to Date Period, operating lease assets with a carrying amount of $10.0 million and property, plant and equipment-net with a carrying amount of $1.4 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $5.3 million and $0.5 million, respectively, resulting in impairment charges of $5.6 million.
The fair values of fixed assets related to Company-owned retail stores and operating lease assets were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $5.6 million impairment expense, $3.2 million, $0.6 million and $0.2 million was recorded in SG&A in the Europe, Americas and Asia segment, respectively, and $1.3 million and $0.3 million was recorded in restructuring charges in the Americas and Europe segment, respectively.
The fair value of the contingent consideration liability related to Fossil South Africa was determined using Level 3 inputs. See "Note 6—Stockholders' Equity" for additional disclosures about the equity transaction. The contingent consideration is based on Fossil South Africa's projected earnings and dividends through fiscal year 2020 with the final payments expected the following year. A discount rate of 14% was used to calculate the present value of the contingent consideration. The present value of the contingent consideration liability was valued at $1.2 million as of September 28, 2019.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		September 28, 2019		December 29, 2018
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,293	$3,987	$4,293	$3,859
Customer lists	5-10 yrs.	52,097	42,168	52,635	38,028
Patents	3-20 yrs.	2,310	2,176	2,310	2,154
Developed technology	7 yrs.	2,193	411	36,100	15,471
Trade name	6 yrs.	4,502	—	—	—
Other	7-20 yrs.	257	253	261	247
Total intangibles-subject to amortization		65,652	48,995	95,599	59,759
Intangibles-not subject to amortization:
Trade names		11,309		32,427
Other assets:
Other deposits		18,825		19,641
Deferred compensation plan assets		4,975		4,442
Deferred tax asset-net		32,869		23,695
Restricted cash		7,541		7,479
Tax receivable		6,507		7,060
Forward contracts		541		453
Investments		500		500
Other		2,081		1,889
Total other assets		73,839		65,159
Total intangible and other assets		$150,800	$48,995	$193,185	$59,759
Total intangible and other assets-net			$101,805		$133,426

During the Third Quarter, the Company impaired the SKAGEN trade name down to the implied fair value of $4.5 million, as a result of a continued decline in performance throughout fiscal year 2019 and a challenging market dynamic that is not expected to improve in the near-term. Concurrent with the impairment testing, the Company determined the trade name would no longer have an indefinite useful life. As a result of the change in estimate, the useful life of the trade name changed from indefinite to definite, and the trade name will be fully amortized on a straight-line basis over the estimated useful life of 6 years.
Amortization expense for intangible assets was approximately $1.7 million and $2.9 million for the Third Quarter and Prior Year Quarter, respectively, and $5.1 million and $8.9 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2019 (remaining)	$1,880
2020	$7,029
2021	$3,207
2022	$2,367
2023	$809
Thereafter	$1,365

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

14. LEASES
The Company's leases consist primarily of retail space, offices, warehouses, distribution centers, equipment and vehicles. The Company determines if an agreement contains a lease at inception based on the Company's right to the economic benefits of the leased assets and its right to direct the use of the leased asset. ROU assets represent the Company's right to use an underlying asset, and ROU liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at the commencement date adjusted for the lease term and lease country to determine the present value of the lease payments.
Some leases include one or more options to renew at the Company's discretion, with renewal terms that can extend the lease from one to ten additional years. The renewal options are not included in the measurement of ROU assets and ROU liabilities unless the Company is reasonably certain to exercise the optional renewal periods. Short-term leases are leases having a term of twelve months or less. The Company does not record a related lease asset or liability for short-term leases. The Company has certain leases containing lease and non-lease components which are accounted for as a single lease component. The Company has certain leases agreements where lease payments are based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. The variable portion of these lease payments is not included in the Company's lease liabilities. The Company's lease agreements do not contain any significant restrictions or covenants other than those that are customary in such arrangements.

The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended September 28, 2019	For the 39 Weeks Ended September 28, 2019
Operating lease cost(1)	SG&A	$28,997	$89,240
Finance lease cost:
Amortization of ROU assets	SG&A	$114	$354
Interest on lease liabilities	Interest expense	$9	$29
Short-term lease cost	SG&A	$206	$1,019
Variable lease cost	SG&A	$9,492	$26,834
_______________________________________________

(1)Includes sublease income, which was immaterial.
The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	September 28, 2019
Assets
Operating	Operating lease right-of-use assets	$292,064
Finance	Property, plant and equipment - net of accumulated depreciation of $3,825	$5,917

Liabilities
Current:
Operating	Current operating lease liabilities	$68,483
Finance	Short-term and current portion of long-term debt	$986
Noncurrent:
Operating	Long-term operating lease liabilities	$288,626
Finance	Long-term debt	$1,689

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	September 28, 2019
Weighted-average remaining lease term:
Operating leases	6.2 years
Finance leases	2.5 years
Weighted-average discount rate:
Operating leases	13.9%
Finance leases	1.2%

Future minimum lease payments by year as of September 28, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2019 (remaining)	$31,690	$241
2020	112,606	1,034
2021	90,484	959
2022	77,245	479
2023	62,260	—
2024	43,223	—
Thereafter	146,869	—
Total lease payments	$564,377	$2,713
Less: Interest	207,268	38
Total lease obligations	$357,109	$2,675

Future minimum lease payments by year as of December 29, 2018 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2019	$135,025	$951
2020	105,668	947
2021	84,230	947
2022	73,928	696
2023	61,710	—
Thereafter	186,201	—
Total lease payments	$646,762	$3,541
Less: Interest		84
Finance lease obligations		$3,457

Supplemental cash flow information related to leases was as follows (in thousands):

For the 39 Weeks Ended September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$83,695
Operating cash flows from finance leases	29
Financing cash flows from finance leases	693
Leased assets obtained in exchange for new operating lease liabilities	25,854

As of September 28, 2019, the Company did not have any material operating or finance leases that have been signed but not commenced.

15. DEBT ACTIVITY
On September 26, 2019, the Company and Fossil Partners L.P., as the U.S. borrowers (the “U.S. Borrowers”), and Fossil Group Europe GmbH (the “Swiss Borrower”), Fossil Asia Pacific Limited (the “Hong Kong Borrower”), Fossil (Europe) GmbH (the “German Borrower”), Fossil (UK) Limited (the “UK Borrower”) and Fossil Canada Inc. (the “Canadian Borrower”), as the non-U.S. borrowers, certain other subsidiaries of the Company from time to time party thereto designated as borrowers (such subsidiaries, together with the U.S. Borrowers, the Swiss Borrower, the Hong Kong Borrower, the German Borrower, the UK Borrower and the Canadian Borrower, the “ABL Borrowers”), and certain subsidiaries of the Company from time to time party thereto as guarantors, entered into an asset-based revolving credit agreement (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the “ABL Agent”), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the “ABL Lenders”) and the Company, as borrower, entered into a term credit agreement (the “Term Loan Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the “Term Agent”), JPMorgan Chase Bank, N.A., Citizens Bank, National Association and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers and the lenders party thereto (the “Term Loan Lenders”).

Contemporaneously with entering into the Revolving Facility and the Term Loan Facility, on September 26, 2019, the proceeds of the Revolving Facility and the Term Loan Facility were used to pay off in full the $275.8 million in aggregate outstanding principal amount of the loans, interest, fees, expenses and other obligations under the Second Amended and Restated Credit Agreement, dated as of January 29, 2018 (the “Prior Credit Agreement”). The Company recorded a loss of $3.0 million in other income (expense) - net during the Third Quarter for debt issuance costs associated with the Prior Credit Agreement.
Revolving Facility
The Revolving Facility provides that the ABL Lenders may extend revolving loans in an aggregate principal amount not to exceed $275.0 million at any time outstanding (the “Revolving Credit Commitment”), of which up to $160.0 million is available under a U.S. facility, an aggregate of $70.0 million is available under a European facility, $30.0 million is available under a Hong Kong facility, $10.0 million will be available under a French facility, and $5.0 million is available under a Canadian facility, in each case, subject to the borrowing base availability limitations described below. The Revolving Facility also includes an up to $45.0 million subfacility for the issuance of letters of credit (the “Letters of Credit”). The Revolving Facility expires and is due and payable on September 26, 2024. The French facility includes a $1.0 million subfacility for swingline loans, and the European facility includes a $7.0 million subfacility for swingline loans. The Revolving Facility is subject to a line cap (the “Line Cap”) equal to the lesser of the total Revolving Credit Commitment and the aggregate borrowing bases under the U.S. facility, the European facility, the Hong Kong facility, the French facility and the Canadian facility. The loans under the Revolving Facility were used to repay the Prior Credit Agreement, as described above, pay transaction expenses and for general corporate purposes. Loans under the Revolving Facility may be made in U.S. dollars, Canadian dollars, euros, Hong Kong dollars or pounds sterling.
The Revolving Facility is an asset-based facility, in which borrowing availability is subject to a borrowing base equal to: (a) with respect to the Company, the sum of (i) the lesser of (x) 90% of the appraised net orderly liquidation value percentage of eligible U.S. finished goods inventory and (y) 65% of the lower of cost or market value of eligible U.S. finished goods inventory, plus (ii) 85% of the eligible U.S. accounts receivable, plus (iii) 90% of eligible U.S. credit card accounts receivable, minus (iv) the aggregate amount of reserves, if any, established by the ABL Agent; (b) with respect to each non-U.S. borrower (except for the French Borrower), the sum of (i) the lesser of (x) 90% of the appraised net orderly liquidation value of eligible foreign finished goods inventory of such non-U.S. borrower and (y) 65% of the lower of cost or market value of eligible foreign finished goods inventory of such non-U.S. borrower, plus (ii) 85% of the eligible foreign accounts receivable of such non-U.S. borrower, minus (iii) the aggregate amount of reserves, if any, established by the ABL Agent; and (c) with respect to the French Borrower, (i) 85% of eligible French accounts receivable minus (ii) the aggregate amount of reserves, if any, established by the ABL Agent. Not more than 60% of the aggregate borrowing base under the Revolving Facility may consist of the non-U.S. borrowing bases.
Eurodollar loans under the U.S. facility will bear interest at the adjusted LIBO rate plus the applicable rate, and Eurodollar loans under the Canadian facility, European facility, French facility and Hong Kong facility will bear interest at the LIBO rate plus the applicable rate. Base rate loans under the U.S. facility will bear interest at the alternate base rate plus the applicable rate. Under the Canadian facility, Canadian prime rate loans will bear interest at the Canadian prime rate plus the applicable rate, and Canadian dollar loans will bear interest at the CDOR rate plus the applicable rate. Under the Hong Kong facility, Hong Kong dollar loans will bear interest at the HIBOR rate plus the applicable rate. Each swingline loan shall bear interest at the overnight LIBO rate plus the applicable rate for overnight LIBO rate loans. The applicable rate varies from 1.25% to 1.75% for adjusted LIBO, CDOR and HIBOR rate loans and from 0.25% to 0.75% for alternate base rate and Canadian prime rate loans depending on the Company’s average daily excess availability under the Revolving Facility for the most recently ended fiscal quarter, which is an amount equal to (x)(1) the lesser of the total revolving commitments then in effect and (2) the aggregate borrowing base, minus (y) the total credit exposure of all ABL Lenders at such time.
The Revolving Facility also includes a commitment fee, payable quarterly in arrears, of 0.250% or 0.375% determined by reference to the average daily unused portion of the overall commitment under the Revolving Facility. The ABL Borrowers will pay the ABL Agent, on the account of the issuing ABL Lenders, an issuance fee of 0.125% for any issued letters of credit.
The ABL Borrowers are permitted to voluntarily prepay the revolving loans, in whole or in part, without premium or penalty. The ABL Borrowers may reduce the commitments at any time, in whole or in part, without premium or penalty, in a minimum aggregate principal amount of not less than $5.0 million or increments of $1.0 million in excess thereof. If the total amount of outstanding revolving loans and Letters of Credit exceeds the total commitment under the Revolving Facility, the ABL Borrowers must prepay the revolving loans in an amount equal to such excess.
During any periods (each, a “Covenant Period”) while availability under the Revolving Facility is less than the greater of (x) 15% of the Line Cap and (y) $30,000,000, the Company will be subject to a financial covenant which requires the Company to not permit the fixed charge coverage ratio to be less than 1.00 to 1.00 on the first day of such Covenant Period or the last day of each fiscal quarter during such Covenant Period.
The ABL Borrowers have the right to request an increase to the commitments under the Revolving Facility or any subfacility in an aggregate principal amount not to exceed $75.0 million in increments no less than $10.0 million, subject to certain terms and conditions as defined in the Revolving Facility, including that the Term Loan Facility has been amended, restated or otherwise modified to permit any additional commitments.
The Revolving Facility is secured by guarantees by the Company and certain of its domestic subsidiaries. Additionally, the Company and such subsidiaries have granted liens on all or substantially all of their assets in order to secure the obligations under the Revolving Facility. In addition, the Swiss Borrower, the Hong Kong Borrower, the German Borrower and the Canadian Borrower, and the other non-U.S. borrowers from time to time party to the Revolving Facility are required to enter into security instruments with respect to all or substantially all of their assets that can be pledged under applicable local law, and certain of their respective subsidiaries may guarantee the respective non-U.S. obligations under the Revolving Facility.
Term Loan Facility
The Term Loan Facility provides for term loans to the Company in the aggregate principal amount of $200 million. Proceeds from the Term Loan Facility were reduced by a $12.0 million original issue discount, which is presented as a reduction of the Term Loan Facility on the Company's condensed consolidated balance sheet and will be amortized to interest expense over the life of the term loan. The term loans under the Term Loan Facility bear interest at (a) the adjusted LIBO rate plus 6.50% for Eurodollar loans or (b) the alternate base rate plus 5.50% for alternate base rate loans. The Term Loan Facility amortizes in equal quarterly installments in an aggregate annual amount equal (x) to 2.50% of its original principal amount until September 30, 2021 and, thereafter, (y) to 3.75% of its original principal amount until June 30, 2024. The Term Loan Facility expires and is due and payable on September 26, 2024, subject to possible extensions.
The Company is permitted to voluntarily prepay the term loans, in whole or in part, without premium or penalty; provided, that if the Company voluntarily prepays the term loans prior to September 26, 2021 or if the Company incurs certain indebtedness which results in a mandatory prepayment under the Term Loan Facility prior to September 26, 2021, the Company is required to pay a prepayment fee of 2.00% with respect to the principal amount prepaid prior to September 26, 2020 and 1.00% with respect to the principal amount prepaid between September 27, 2020 and September 26, 2021. The Term Loan Facility will be required to be prepaid with the net cash proceeds of certain asset sales, insurance and condemnation events, debt and equity issuances, cash dividends received from certain of the Company’s subsidiaries and an annual excess cash flow sweep.
The Term Loan Facility is secured by guarantees by the Company and certain of its Company’s domestic subsidiaries. Additionally, the Company and such subsidiaries have granted liens on all or substantially all of their assets in order to secure the obligations under the Term Loan Facility.
The Term Loan Facility contains customary affirmative and negative covenants and events of default such as compliance with annual audited and quarterly unaudited financial statements disclosures. Upon an event of default, the Term Agent will have the right to declare the term loans and other obligations outstanding immediately due and payable and all commitments immediately terminated or reduced, subject to cure periods and grace periods set forth in the Term Loan Facility.
The obligations under the Revolving Facility and the Term Loan Facility are governed by a customary intercreditor agreement

(the “Intercreditor Agreement”). The Intercreditor Agreement specifies that (i) the Term Loan Facility is secured by a perfected first priority security interest in U.S. fixed assets and (b) a perfected second priority security interest in the U.S. liquid assets and accounts receivable, and (ii) the Revolving Facility is secured by (a) a perfected first priority security interest in the U.S. liquid assets and accounts receivable and (b) a perfected second priority security interest in U.S. fixed assets.
The Company had net payments of $29.8 million and $200.0 million under the Term Loan Facility and the term loan under the Prior Credit Agreement during the Third Quarter and Year to Date Period, respectively. The Company had net borrowings of $87.0 million under the Revolving Credit Facility and revolving credit loans under the Prior Credit Agreement during both the Third Quarter and Year To Date Period. Amounts available under the Revolving Credit Facility were reduced by any amounts outstanding under standby Letters of Credit. As of September 28, 2019, the Company had available borrowing capacity of $98.4 million under the Revolving Credit Facility. The Company incurred approximately $5.9 million and $18.4 million of interest expense related to the Term Loan Facility and the term loan under the Prior Credit Agreement during the Third Quarter and Year To Date Period, respectively. The Company incurred approximately $0.1 million of interest expense related to the Revolving Credit Facility and revolving credit loans under the Prior Credit Agreement during both the Third Quarter and Year To Date Period. The Company incurred approximately $0.9 million and $2.9 million of interest expense related to the amortization of debt issuance costs during the Third Quarter and Year To Date Period, respectively. At September 28, 2019, the Company was in compliance with all debt covenants related to all the Company's credit facilities.
16. RESTRUCTURING
The Company implemented a multi-year restructuring program that began in fiscal year 2016 called New World Fossil ("NWF 1.0") and concluded in the Third Quarter. As part of NWF 1.0, the Company worked to improve operating profit and support sales growth through a leaner infrastructure and an enhanced business model. Restructuring costs under the program included store impairment, lease exit obligations and termination fees and accelerated depreciation. NWF 1.0 restructuring charges of approximately $10.8 million, $46.6 million and $48.2 million were recorded during the Year To Date period, fiscal year 2018 and fiscal year 2017, respectively.

The following tables show a rollforward of the accrued liability related to the Company’s NWF 1.0 restructuring plan (in thousands):

	For the 13 Weeks Ended September 28, 2019
	Liabilities				Liabilities
	June 29, 2019	Charges	Cash Payments	Non-cash Items	September 28, 2019
Store closures	$2,354	$—	$192	$—	$2,162
Professional services	1,397	—	82	—	1,315
Severance and employee-related benefits	2,354	—	685	—	1,669
Total	$6,105	$—	$959	$—	$5,146

	For the 13 Weeks Ended September 29, 2018
	Liabilities				Liabilities
	June 30, 2018	Charges	Cash Payments	Non-cash Items	September 29, 2018
Store closures	$5,415	$665	$810	$7	$5,263
Professional services	1,518	4,133	3,650	—	2,001
Severance and employee-related benefits	2,836	1,277	1,271	—	2,842
Total	$9,769	$6,075	$5,731	$7	$10,106

	For the 39 Weeks Ended September 28, 2019
	Liabilities				Liabilities
	December 29, 2018	Charges	Cash Payments	Non-cash Items	September 28, 2019
Store closures	$2,818	$2,971	$1,374	$2,253	$2,162
Professional services	2,198	485	1,368	—	1,315
Severance and employee-related benefits	3,011	7,349	6,323	2,368	1,669
Total	$8,027	$10,805	$9,065	$4,621	$5,146

	For the 39 Weeks Ended September 29, 2018
	Liabilities				Liabilities
	December 30, 2017	Charges	Cash Payments	Non-cash Items	September 29, 2018
Store closures	$2,973	$15,655	$11,413	$1,952	$5,263
Professional services	185	9,410	7,594	—	2,001
Severance and employee-related benefits	1,317	16,877	9,894	5,458	2,842
Total	$4,475	$41,942	$28,901	$7,410	$10,106

NWF 1.0 restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended September 28, 2019	For the 13 Weeks Ended September 29, 2018	For the 39 Weeks Ended September 28, 2019	For the 39 Weeks Ended September 29, 2018
Americas	$—	$444	$2,941	$16,981
Europe	—	1,761	1,272	7,479
Asia	—	382	793	1,714
Corporate	—	3,488	5,799	15,768
Consolidated	$—	$6,075	$10,805	$41,942

Additionally, during the first quarter of fiscal 2019, the Company launched a new restructuring program, New World Fossil 2.0 (“NWF 2.0”), which is focused on optimizing the Company’s operating structure to be more efficient, with faster decision-making and a more customer-centric focus. In addition to optimizing the way the Company goes to market, the Company is also pursuing additional gross margin expansion opportunities. The Company is taking a zero-based budgeting approach to adjust its business model to enable more investment in digital capabilities and marketing, move closer to the consumer and react more quickly to the ever-evolving consumer shopping patterns.

The following tables show a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	For the 13 Weeks Ended September 28, 2019
	Liabilities			Liabilities
	June 29, 2019	Charges	Cash Payments	September 28, 2019
Professional services	730	2,411	962	2,179
Severance and employee-related benefits	3,772	4,568	3,086	5,254
Total	$4,502	$6,979	$4,048	$7,433

	For the 39 Weeks Ended September 28, 2019
	Liabilities			Liabilities
	December 29, 2018	Charges	Cash Payments	September 28, 2019
Professional services and other	—	5,049	2,870	2,179
Severance and employee-related benefits	—	8,629	3,375	5,254
Total	$—	$13,678	$6,245	$7,433

NWF 2.0 restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended September 28, 2019	For the 39 Weeks Ended September 28, 2019
Americas	$549	$549
Europe	3,286	8,680
Asia	136	136
Corporate	3,008	4,313
Consolidated	$6,979	$13,678

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen and thirty-nine week periods ended September 28, 2019 (the “Third Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and thirty-nine week periods ended September 29, 2018 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website and third-party websites. Our wholesale customer base includes, among others, Amazon, Best Buy, Dillard’s, JCPenney, Kohl’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 61 retail stores located in premier retail sites and 102 outlet stores located in major outlet malls as of September 28, 2019. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.
Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 22 Company-owned foreign sales subsidiaries and through a network of approximately 70 independent distributors. Internationally, our network of Company-owned stores included 171 retail stores and 120 outlet stores as of September 28, 2019. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.
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

In 2018, new tariffs were imposed on a list of products totaling $200 billion which are imported from China and impacted certain of our products. On May 10, 2019, the Trump Administration increased these tariffs to 25% ad valorem, with an outstanding proposal to increase these tariffs to 30% ad valorem. In September 2019, the Trump Administration imposed 15% ad valorem tariffs on additional products, including both traditional watches and smart watches. Barring a change in course, a 15% ad valorem tariff will go into effect on December 15, 2019 for certain watch components and certain jewelry products. Following a recent ruling by U.S. Customs and Border Protection, the September 1, 2019 tariffs apply broadly to our traditional watches that incorporate a watch movement from China. They also generally apply to China-sourced cases and bands on watches assembled in China and other countries. There is a pending request to U.S. Customs and Border Protection for reconsideration and revocation of the ruling that has been filed on behalf of the Company and certain other watch importers.

It is difficult to accurately estimate the impact on our business of this or similar tariff actions. However, assuming no further offsets resulting from price increases, sourcing changes, or other changes to regulatory rulings, all of which are currently under review, the estimated gross profit exposure from the September 1, 2019 and December 15, 2019 tariffs is $10 million in the fourth quarter of fiscal year 2019 and an incremental $5 to $10 million in fiscal year 2020.

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
Results of Operations
Executive Summary. During the Third Quarter, net sales decreased 11% (10% in constant currency), as compared to the Prior Year Quarter. We generated a net loss of $25.9 million in the Third Quarter as compared to net income of $5.0 million in the Prior Year Quarter. In the Third Quarter, the consumer environment continued to be challenging in the mid-priced fashion watch category. Although we face difficult net sales trends in our more developed markets, particularly in the wholesale channel, we have seen some growth in emerging markets. We delivered double-digit growth in both mainland China and India, but the growth was more than offset by double-digit declines in traditional wholesale in the Americas and Europe, which were the primary driver of our overall sales decline in the Third Quarter. While we continue to operate in a disruptive environment in the near term, our most critical goals are to change our overall sales trajectory while also transforming the business to unlock growth and profitability over the longer term. Our objectives include pivoting the organization to the most significant opportunities, primarily in emerging markets, direct channels and in connected watches.
Our New World Fossil ("NWF") program continues to drive benefits in gross margin, and we are also seeing benefits from product, region, and channel mix. These benefits partially offset other negative factors in our margin. Our NWF program and store closures continue to lower operating expenses. The NWF restructuring program we began in fiscal year 2016 ("NWF 1.0") was completed during the Third Quarter and delivered $200 million of run-rate profitability improvements over a three year period. The program has been critical to our ability to improve profitability while also funding investments such as digital marketing capabilities and product innovation. Our NWF 2.0 - Transform to Grow ("NWF 2.0") program will be even more critical to our ability to invest in the business and improve profitability. As disruption continues across retail and consumer shopping behavior evolves, there are significant opportunities to capture market share in the growing watch market. Capitalizing on those market share opportunities will require investments and a reallocation of resources which we will fund through NWF 2.0.
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
The retail environment in the fashion watch category is challenging as product and consumer preferences change, with additional challenges created by the continued rapid shift of consumers to digital environments. However, we believe our portfolio of strong brands, innovative products, and investments in direct to consumer will continue to enable us to be successful across all channels and product categories, regardless of how consumer shopping patterns evolve over time. In total, the e-commerce channel, including both our sites and third party e-commerce sites, delivered double-digit growth in the Third Quarter, building on our investments in this critical channel. In the Third Quarter, we saw the benefits of our segmented assortment approach to the online channel, launched our new global, cloud-based web platform to support our e-commerce efforts around the world, and continued to add "Buy Online Pick-up In Store" and "Ship from Store" capabilities to our major e-commerce sites.
We also continue to invest in connected watches, as we believe the category will provide growth opportunities as we bring new technology enhancements combined with fashion and branding to the space. We launched our latest generation display watch, Gen Five, in the Third Quarter and results have been above our expectations. With this generation, we have an improved chipset, extended battery life, speaker capabilities and enhanced iPhone integration. We also recently announced the launch of our Hybrid HR watch, the next evolution of hybrid smart watches. Our research and development and engineering teams have developed a tech product that looks like a traditional watch and offers the most important features like call and text previews, heart rate tracking, real-time weather, and more. Our Hybrid HR product is an example of our ability to combine fashion and style with smart watch functionality.
Despite product innovations, acceleration into the direct to consumer channel and growth in emerging markets, the headwinds in the developed market wholesale channel have thus far outweighed the benefits from these initiatives. During the Third Quarter, the sell-out trend with our wholesale partners did not change materially. Connected watches declined during the Third Quarter primarily driven by much lower liquidation levels this year. Excluding the impact of liquidation comparisons, our display watch business grew mid-single digits in the Third Quarter. While Third Quarter performance of our latest generation product was better than expected, sales of our older generation connected products were softer than planned. Consumer feedback suggests the combination of fashion and new technology in our Gen Five product is a more compelling product offering than we had anticipated when compared to our older generation products.
During the Third Quarter, sales of FOSSIL branded products decreased 10% (8% in constant currency), as compared to the Prior Year Quarter with declines across all major product categories. FOSSIL brand watch sales decreased 7% (5% in constant currency) during the Third Quarter. Our multi-brand global watch portfolio declined 8% (7% in constant currency) during the Third Quarter compared to the Prior Year Quarter, with traditional watch sales declining high single digits in constant currency. While most brands in the portfolio decreased, EMPORIO ARMANI continued to post strong growth during the Third Quarter, driven by third party e-commerce and wholesale growth in China. During the Third Quarter, our connected watch business delivered $71 million in sales, representing 16% of total watch sales for the period. Excluding store closures and business exits, our core sales declined high single digits, primarily driven by lower sales in our wholesale and off-price channels.
Global comparable retail sales, including our stores and our own e-commerce, were negative 2% for the Third Quarter as compared to the Prior Year Quarter. Positive comparable sales in Americas outlet stores and e-commerce in Asia and Europe were more than offset by comparable sales declines in Americas e-commerce, due to shifting promotional strategies in the U.S., and declines in our full-priced retail stores. From a product category perspective, positive watch comparable sales were more than offset by negative leather and jewelry comparable sales.
During the Third Quarter, our gross profit margin rate decreased 200 basis points to 51.6% compared to 53.6% in the Prior Year Quarter. The gross margin contraction was primarily driven by increased inventory valuation adjustments related to older generation connected watches and licensed brand exits, an unfavorable currency impact of approximately 90 basis points and factory cost absorption on lower sales volumes. Additionally, a change in certain customer relationships in India occurred in the Third Quarter, which resulted in costs that were previously recorded within operating expenses now being recorded to product costs. These additional costs were offset by decreased off-price sales mix with improved margins, benefits from our NWF initiatives and favorable region and product mix from higher margin Asia sales. Total operating expenses, including $17 million of intangible asset impairment charges and $7 million of restructuring expenses, declined 5.3% in the Third Quarter, compared to the Prior Year Quarter. During the Third Quarter, our financial performance resulted in a net loss of $0.51 per diluted share and included non-cash intangible asset impairment charges of $0.25 per diluted share and NWF restructuring charges of $0.11 per diluted share. The Prior Year Quarter resulted in net income of $0.10 per diluted share and included restructuring charges of $0.09 per diluted share. Currencies, including both the translation impact on operating earnings and the impact of foreign currency hedging contracts, unfavorably impacted earnings in the Third Quarter by $0.04 per diluted share.

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
Quarterly Periods Ended September 28, 2019 and September 29, 2018
Consolidated Net Sales. Net sales decreased $69.3 million or 11.4% (9.7% in constant currency), for the Third Quarter as compared to the Prior Year Quarter. During the Third Quarter, watch sales decreased $41.0 million or 8.4% (6.7% in constant currency), our jewelry business decreased $13.6 million or 32.5% (30.4% in constant currency) and our leathers products decreased $11.5 million or 17.4% (16.2% in constant currency). Third Quarter sales results were negatively impacted by less off-price and liquidation sales this year, store closures and licensed brand exits. Excluding store closures and business exits, our core sales declined high single digits. Core sales declines were primarily driven by lower sales in our wholesale and off-price channels. Asia wholesale continued to outperform the other regions during the Third Quarter, increasing double-digits in constant currency, largely driven by mainland China, India and South Korea. However, this sales growth was not large enough to overcome the continued challenges in our wholesale business in our mature markets in the Americas and Europe, which continued to decrease double-digits. Our direct business decreased high single-digits during the Third Quarter, largely driven by store and concession closures. We have closed 44 stores since the end of the Prior Year Quarter.
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended September 28, 2019		For the 13 Weeks Ended September 29, 2018
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$445.5	82.6%	$486.5	79.9%	$(41.0)	(8.4)%	(6.7)%
Leathers	54.5	10.1	66.0	10.8	(11.5)	(17.4)	(16.2)
Jewelry	28.2	5.2	41.8	6.9	(13.6)	(32.5)	(30.4)
Other	11.3	2.1	14.5	2.4	(3.2)	(22.1)	(20.7)
Total	$539.5	100.0%	$608.8	100.0%	$(69.3)	(11.4)%	(9.7)%
In the Third Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by approximately $10.4 million, including unfavorable impacts of $7.0 million, $3.0 million and $0.4 million in our Europe, Asia and Americas segments, respectively, when compared to the Prior Year Quarter.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended September 28, 2019		For the 13 Weeks Ended September 29, 2018		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$220.0	40.8%	$269.1	44.2%	$(49.1)	(18.2)%	(18.1)%
Europe	173.9	32.2	207.0	34.0	(33.1)	(16.0)	(12.6)
Asia	143.3	26.6	131.5	21.6	11.8	9.0	11.3
Corporate	2.3	0.4	1.2	0.2	1.1	91.7	91.7
Total	$539.5	100.0%	$608.8	100.0%	$(69.3)	(11.4)%	(9.7)%
Americas Net Sales. Americas net sales decreased $49.1 million or 18.2% (18.1% in constant currency), during the Third Quarter in comparison to the Prior Year Quarter. While wholesale trends remained challenging, our third-party e-commerce strategy shift continued to gain traction. During the Third Quarter, watches decreased $34.0 million or 15.9% (15.8% in constant currency), our jewelry category decreased $6.6 million or 57.4% (57.4% in constant currency) and our leathers business decreased $5.3 million or 13.7% (13.7% in constant currency). In the region, sales declined in the U.S., Mexico and Canada. Comparable retail sales, including our own retail stores and e-commerce, were moderately negative during the Third Quarter. While comparable outlet store sales were modestly positive, they were more than offset by negative comparable sales in other categories.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Americas segment (dollars in millions):

	For the 13 Weeks Ended September 28, 2019	For the 13 Weeks Ended September 29, 2018
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$179.4	$213.4	$(34.0)	(15.9)%	(15.8)%
Leathers	33.3	38.6	(5.3)	(13.7)	(13.7)
Jewelry	4.9	11.5	(6.6)	(57.4)	(57.4)
Other	2.4	5.6	(3.2)	(57.1)	(55.4)
Total	$220.0	$269.1	$(49.1)	(18.2)%	(18.1)%

Europe Net Sales. Europe net sales decreased $33.1 million or 16.0% (12.6% in constant currency) during the Third Quarter in comparison to the Prior Year Quarter. Watches decreased $20.8 million or 13.2% (9.7% in constant currency), jewelry declined $7.0 million or 24.6% (21.4% in constant currency) and our leathers business declined $4.7 million or 30.3% (27.1% in constant currency). Across the Eurozone, sales were down in most major markets with the greatest declines in the U.K., Germany and Italy. Europe's core sales, excluding business exits and store closures, contracted high single digits in the Third Quarter compared to the Prior Year Quarter. Comparable retail sales declined slightly, with comparable retail store decreases mostly offset by strong e-commerce growth.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Europe segment (dollars in millions):

	For the 13 Weeks Ended September 28, 2019	For the 13 Weeks Ended September 29, 2018
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$137.2	$158.0	$(20.8)	(13.2)%	(9.7)%
Leathers	10.8	15.5	(4.7)	(30.3)	(27.1)
Jewelry	21.5	28.5	(7.0)	(24.6)	(21.4)
Other	4.4	5.0	(0.6)	(12.0)	(10.0)
Total	$173.9	$207.0	$(33.1)	(16.0)%	(12.6)%

Asia Net Sales. Net sales in Asia increased $11.8 million or 9.0% (11.3% in constant currency). During the Third Quarter as compared to the Prior Year Quarter, our watch category increased $13.7 million or 11.9% (14.2% in constant currency), while our leathers category decreased $1.5 million or 12.6% (10.9% in constant currency), and our jewelry category was flat (also flat in constant currency). Excluding store closures and business exits, our underlying core sales in Asia increased low double-digits. EMPORIO ARMANI® traditional watches posted strong double-digit sales increases while FOSSIL watches increased moderately, with sales growth in both the connected and traditional watch categories. Strong growth momentum continued in mainland China and India, primarily driven by third-party e-commerce and wholesale growth. South Korea also posted sales increases, while Japan and Hong Kong SAR, China declined during the Third Quarter as compared to the Prior Year Quarter. Comparable retail sales, including our stores and our own e-commerce, decreased slightly, with strong e-commerce growth more than offset by comparable retail store declines.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Asia segment (dollars in millions):

	For the 13 Weeks Ended September 28, 2019	For the 13 Weeks Ended September 29, 2018
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$128.9	$115.2	$13.7	11.9%	14.2%
Leathers	10.4	11.9	(1.5)	(12.6)	(10.9)
Jewelry	1.8	1.8	—	—	—
Other	2.2	2.6	(0.4)	(15.4)	(11.5)
Total	$143.3	$131.5	$11.8	9.0%	11.3%
The following table sets forth the number of stores by concept on the dates indicated below:

	September 28, 2019				September 29, 2018
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price accessory	87	86	53	226	87	94	51	232
Outlets	115	72	35	222	130	74	40	244
Full priced multi-brand	—	4	2	6	—	5	4	9
Total stores	202	162	90	454	217	173	95	485
During the Third Quarter, we closed seven stores and opened four new stores.
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
Gross Profit. Gross profit of $278.5 million in the Third Quarter decreased 14.7% in comparison to $326.5 million in the Prior Year Quarter. Gross profit margin rate decreased 200 basis points to 51.6% in the Third Quarter compared to 53.6% in the Prior Year Quarter. The gross margin contraction was primarily driven by increased inventory valuation adjustments related to older generation connected watches and licensed brand exits, an unfavorable currency impact of approximately 90 basis points and factory cost absorption on lower sales volumes. Additionally, a change in certain customer relationships in India occurred in the Third Quarter, which resulted in costs that were previously recorded within operating expenses now being recorded to product costs. These additional costs were partially offset by decreased off-price sales mix with improved margins, benefits from our New World Fossil initiatives and favorable region and product mix from higher margin Asia sales.
Operating Expenses. Total operating expenses in the Third Quarter decreased by $16.2 million, or 5.3%, to $287.7 million compared to $303.9 million in the Prior Year Quarter. In the Third Quarter, selling, general and administrative expenses (“SG&A”) were $33.7 million lower compared to the Prior Year Quarter, primarily as a result of lower retail store expenses given the significant number of stores we have closed since the Prior Year Quarter and corporate and regional infrastructure reductions driven by our NWF initiatives. During the Third Quarter, the SKAGEN® trade name was partially impaired, resulting in non-cash intangible asset impairment charges of $16.6 million. Restructuring costs under our NWF initiative were $7.0 million related to employee costs and professional services in the Third Quarter, while the Prior Year Quarter included $6.1 million in restructuring costs. The translation of foreign-denominated expenses during the Third Quarter decreased operating expenses by approximately $4.2 million as a result of the stronger U.S. dollar. As a percentage of net sales, SG&A expenses increased slightly to 49.0% in the Third Quarter as compared to 48.9% in the Prior Year Quarter.
Operating Income (Loss). Operating income (loss) decreased to a loss of $9.2 million in the Third Quarter as compared to income of $22.7 million in the Prior Year Quarter. During the Third Quarter, decline in gross profit was partially offset by decreased operating expenses. Within operating expenses, during the Third Quarter, SG&A expenses decreased due to lower store costs due to store closures and corporate and regional infrastructure reductions. Operating expenses also included $16.6 million of non-cash intangible asset impairment charges during the Third Quarter. As a percentage of net sales, operating margin (loss) was (1.7)% in the Third Quarter compared to 3.7% in the Prior Year Quarter. Operating margin rate in the Third Quarter included a negative impact of approximately 110 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended September 28, 2019	For the 13 Weeks Ended September 29, 2018	Change		Operating Margin %
			Dollars	Percentage	2019	2018
Americas	$18.9	$36.1	$(17.2)	(47.6)%	8.6%	13.4%
Europe	26.4	33.9	(7.5)	(22.1)	15.2	16.4
Asia	32.7	31.4	1.3	4.1	22.8	23.8
Corporate	(87.2)	(78.7)	(8.5)	10.8
Total operating income (loss)	$(9.2)	$22.7	$(31.9)	(140.5)%	(1.7)%	3.7%
Interest Expense. Interest expense decreased by $2.5 million during the Third Quarter compared to the Prior Year Quarter as a result of a smaller borrowing base.
Other Income (Expense)-Net. During the Third Quarter, other income (expense)-net improved to a net expense of $1.4 million in comparison to a net expense of $2.9 million in the Prior Year Quarter. This change was primarily driven by more favorable transactional currency gains and losses compared to the Prior Year Quarter, partially offset by a $3.0 million loss on the extinguishment of debt.
Provision for Income Taxes. Income tax expense for the Third Quarter was $6.9 million, resulting in an effective income tax rate of (38.6)%. For the Prior Year Quarter, the income tax expense was $3.9 million, resulting in an effective income tax rate of 39.9%. The effective tax rate in the Third Quarter differed from the Prior Year Quarter primarily due to a larger amount of favorable discrete items recorded in the Prior Year Quarter over those recorded in the Third Quarter combined with the impact of increased U.S. losses over the Prior Year Quarter where no tax benefit can be recognized due to the impact of the Global Intangible Low-Taxed Income ("GILTI") provision of the Tax Cuts and Jobs Act signed into law in 2017, whereby certain foreign income inclusions absorb the U.S. Net Operating Loss (“NOL”), effectively resulting in no tax benefit derived on the loss. Furthermore, for entities in a loss position, the Company has recorded valuation allowances on the deferred tax assets and the NOLs. The Third Quarter tax rate was negative due to the accrual of income tax expense on entities with positive taxable income against a consolidated net loss.
Net Income (Loss) Attributable to Fossil Group, Inc. Third Quarter net income (loss) attributable to Fossil Group, Inc. was a loss of $25.9 million, or $0.51 per diluted share, in comparison to net income of $5.0 million, or $0.10 per diluted share, in the Prior Year Quarter. Diluted earnings (loss) per share in the Third Quarter included non-cash intangible asset impairment charges of $0.25 per diluted share and restructuring expenses of $0.11 per diluted share. The Prior Year Quarter diluted earnings (loss) per share included restructuring expenses of $0.09 per diluted share. Currency fluctuations decreased diluted earnings per share by approximately $0.04 during the Third Quarter.

Fiscal Year To Date Periods Ended September 28, 2019 and September 29, 2018
Consolidated Net Sales. Net sales decreased $248.5 million or 14.2% (11.8% in constant currency), for the Year To Date Period as compared to the Prior Year YTD Period. Global watch sales decreased $172.1 million or 12.3% (9.9% in constant currency). Our leathers category decreased $42.2 million or 20.8% (19.0% in constant currency) and our jewelry product category decreased $36.6 million or 31.4% (28.4% in constant currency) during the Year To Date Period as compared to the Prior Year YTD Period. We experienced declines in all three major product categories, and our most significant declines were in wholesale watches in the Americas and Europe segments. Year To Date Period sales results were negatively impacted by store closures, less off-price and liquidation sales and licensed brand exits. Global comparable retail sales declined moderately for the Year To Date Period, with negative comparable store sales partially offset by e-commerce growth.

Net sales information by product category is summarized as follows (dollars in millions):

	For the 39 Weeks Ended September 28, 2019		For the 39 Weeks Ended September 29, 2018		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$1,225.0	81.3%	$1,397.1	79.6%	$(172.1)	(12.3)%	(9.9)%
Leathers	161.0	10.7	203.2	11.6	(42.2)	(20.8)	(19.0)
Jewelry	80.1	5.3	116.7	6.7	(36.6)	(31.4)	(28.4)
Other	40.0	2.7	37.6	2.1	2.4	6.4	9.6
Total	$1,506.1	100.0%	$1,754.6	100.0%	$(248.5)	(14.2)%	(11.8)%
In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by approximately $42.1 million, including unfavorable impacts of $25.6 million, $14.4 million and $2.1 million in our Europe, Asia and Americas segments, respectively, compared to the Prior Year YTD Period.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 39 Weeks Ended September 28, 2019		For the 39 Weeks Ended September 29, 2018		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$633.5	42.1%	$797.0	45.4%	$(163.5)	(20.5)%	(20.3)%
Europe	474.2	31.4	584.7	33.3	(110.5)	(18.9)	(14.5)
Asia	386.4	25.7	370.3	21.1	16.1	4.3	8.2
Corporate	12.0	0.8	2.6	0.2	9.4	361.5	361.5
Total	$1,506.1	100.0%	$1,754.6	100.0%	$(248.5)	(14.2)%	(11.8)%
Americas Net Sales. For the Year To Date Period, Americas net sales decreased $163.5 million or 20.5% (20.3% in constant currency), compared to the Prior Year YTD Period. During the Year To Date Period, watches decreased $117.9 million or 18.7% (18.4% in constant currency), leathers decreased $22.0 million or 18.4% (18.0% in constant currency), while jewelry declined $18.3 million or 53.8% (54.4% in constant currency). During the Year To Date Period, sales declined in most brands in our watch portfolio, with the largest decreases in MICHAEL KORS® and FOSSIL. Sales also declined due to the termination of the BURBERRY® and MARC JACOBS® licenses. Geographically, sales declined in the U.S., Mexico and Canada. Both wholesale and direct channel sales decreased during the Year To Date Period, with store closures negatively impacting direct sales. Comparable retail sales decreased moderately in the region, with negative comparable sales in full price stores, outlet stores and e-commerce.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Americas segment (dollars in millions):

	For the 39 Weeks Ended September 28, 2019	For the 39 Weeks Ended September 29, 2018
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$512.8	$630.7	$(117.9)	(18.7)%	(18.4)%
Leathers	97.7	119.7	(22.0)	(18.4)	(18.0)
Jewelry	15.7	34.0	(18.3)	(53.8)	(54.4)
Other	7.3	12.6	(5.3)	(42.1)	(40.5)
Total	$633.5	$797.0	$(163.5)	(20.5)%	(20.3)%
Europe Net Sales. For the Year To Date Period, Europe net sales decreased $110.5 million or 18.9% (14.5% in constant currency), compared to the Prior Year YTD Period. Our watches category declined $77.7 million or 17.4% (13.1% in constant currency), jewelry declined $17.5 million or 22.4% (18.2% in constant currency), and our leathers category decreased $15.0 million or 32.3% (28.0% in constant currency). During the Year To Date Period, most of the brands in the portfolio declined, driven by weakness in the wholesale channel and retail store closures. Sales were down in all markets, most notably in the U.K.

and Germany. Comparable retail sales were moderately negative during the Year To Date Period, with positive comparable sales in e-commerce more than offset by negative comparable sales in our store concepts.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Europe segment (dollars in millions):

	For the 39 Weeks Ended September 28, 2019	For the 39 Weeks Ended September 29, 2018
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$367.9	$445.6	$(77.7)	(17.4)%	(13.1)%
Leathers	31.4	46.4	(15.0)	(32.3)	(28.0)
Jewelry	60.7	78.2	(17.5)	(22.4)	(18.2)
Other	14.2	14.5	(0.3)	(2.1)	3.4
Total	$474.2	$584.7	$(110.5)	(18.9)%	(14.5)%
Asia Net Sales. For the Year To Date Period, Asia net sales increased $16.1 million or 4.3% (8.2% in constant currency), compared to the Prior Year YTD Period. Watch sales increased $23.2 million or 7.2% (11.2% in constant currency), while leathers decreased $5.2 million or 14.0% (10.8% in constant currency) and jewelry decreased $0.8 million or 17.4% (17.4% in constant currency). In our watch portfolio, we had strong sales growth in EMPORIO ARMANI products and modest growth in ARMANI EXCHANGE® and FOSSIL, while most other brands declined. Year To Date Period sales were negatively impacted by the termination of the MARC JACOBS® and BURBERRY® licenses. Within the region, we continued to have strong sales growth in mainland China and India. For the Year To Date Period, comparable retail sales decreased moderately with positive comparable sales in our e-commerce business offset by negative comparable sales in our stores.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Asia segment (dollars in millions):

	For the 39 Weeks Ended September 28, 2019	For the 39 Weeks Ended September 29, 2018
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$344.1	$320.9	$23.2	7.2%	11.2%
Leathers	31.9	37.1	(5.2)	(14.0)	(10.8)
Jewelry	3.8	4.6	(0.8)	(17.4)	(17.4)
Other	6.6	7.7	(1.1)	(14.3)	(10.4)
Total	$386.4	$370.3	$16.1	4.3%	8.2%
Gross Profit. For the Year To Date Period, gross profit margin was flat compared to the Prior Year YTD Period. During the Year To Date Period, gross profit margin was primarily impacted by a favorable regional sales mix, fewer off-price sales and benefits from our NWF initiatives, partially offset by increased product costs due to factory cost absorption and royalty costs on lower sales volumes, and an unfavorable foreign currency impact of approximately 70 basis points. Additionally, a change in certain customer relationships in India occurred in the Year To Date Period, which resulted in costs that were previously recorded within operating expenses now being recorded to product costs.
Operating Expenses. For the Year To Date Period, total operating expenses decreased to $819.0 million compared to $927.8 million in the Prior Year YTD Period. SG&A expenses were lower compared to the Prior Year YTD Period mainly due to lower store costs due to store closures and corporate and regional infrastructure reductions. During the Year To Date Period, we incurred restructuring costs of $24.5 million under our NWF initiatives compared with restructuring costs of $41.9 million in the Prior Year YTD Period. We incurred non-cash intangible asset impairment charges of $16.6 million in the Year To Date Period compared to $6.2 million in the Prior Year YTD Period. The translation of foreign-denominated expenses during the Year To Date Period decreased operating expenses by approximately $19.7 million as a result of the stronger U.S. dollar. As a percentage of net sales, SG&A expenses increased to 51.6% in the Year To Date Period as compared to 50.1% in the Prior Year YTD Period.
Operating Income (Loss). Operating income (loss) was a loss of $27.4 million in the Year To Date Period as compared to a loss of $4.6 million in the Prior Year YTD Period. While the gross margin rate was stable, gross profit declined $131.7 million due to the lower sales volume. Within operating expenses, SG&A expenses decreased $101.8 million driven by lower store costs due to store closures and corporate and regional infrastructure reductions. Operating expenses also benefited from a $17.5 million decrease in restructuring charges, partially offset by a $10.4 million increase in non-cash intangible asset impairment expenses. As a percentage of net sales, operating margin was (1.8)% in the Year To Date Period as compared to (0.3)% in the Prior Year YTD Period and was negatively impacted by approximately 100 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 39 Weeks Ended September 28, 2019	For the 39 Weeks Ended September 29, 2018	Change		Operating Margin %
			Dollars	Percentage	2019	2018
Americas	$59.4	$102.9	$(43.5)	(42.3)%	9.4%	12.9%
Europe	53.1	76.1	(23.0)	(30.2)	11.2	13.0
Asia	80.7	64.8	15.9	24.5	20.9	17.5
Corporate	(220.6)	(248.4)	27.8	(11.2)
Total operating income (loss)	$(27.4)	$(4.6)	$(22.8)	495.7%	(1.8)%	(0.3)%
Interest Expense. Interest expense decreased by $8.8 million during the Year To Date Period as a result of a smaller borrowing base.
Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net increased favorably by $30.3 million to net other income of $25.0 million in comparison to net other expense of $5.3 million in the Prior Year YTD Period. This change was primarily driven by a $21.6 million gain on the sale of intellectual property to Google and net foreign currency gains during the Year To Date Period as compared to net losses in the Prior Year YTD Period. Other income in the Year to Date Period was partially offset by a loss on the extinguishment of our prior debt arrangement of $3.0 million.
Provision for Income Taxes. Income tax expense for the Year To Date Period was $18.0 million, resulting in an effective income tax rate of (71.1)%. The effective tax rate in the Year To Date Period differed from the Prior Year YTD Period primarily due to a larger amount of favorable discrete items recorded in the Prior Year YTD Period over those recorded in the Year To Date Period combined with the impact of increased U.S. losses over the Prior Year YTD Period where no tax benefit can be recognized due to the impact of the GILTI provision of the Tax Cuts and Jobs Act, whereby certain foreign income inclusions absorb the U.S. NOL, effectively resulting in no tax benefit derived on the loss. Furthermore, for entities in a loss position, the Company has recorded valuation allowances on the deferred tax assets and the NOLs. The tax rate was negative in both periods due to the accrual of income tax expense on entities with positive taxable income against a consolidated net loss.
Net Income (Loss) Attributable to Fossil Group, Inc. For the Year To Date Period, net income (loss) attributable to Fossil Group, Inc. improved to a loss $45.5 million, or $0.91 per diluted share, in comparison to a loss of $51.1 million, or $1.04 per diluted share, in the Prior Year YTD Period. While the gross margin rate was flat at 52.6% in both the Year To Date Period and the Prior Year YTD Period, gross margin decreased due to decreased sales volume. A reduction in operating expenses partially offset the decline in gross margin. The Company also benefited from a $21.6 million gain on the sale of intellectual property to Google in the Year To Date Period. Diluted earnings per share in the Year To Date Period, as compared to the Prior Year YTD Period, decreased $0.18 per diluted share due to the currency impact of a stronger U.S. dollar.

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the Third Quarter was $147.5 million, including $145.5 million held in banks outside the U.S., in comparison to cash and cash equivalents of $236.1 million at the end of the Prior Year Quarter and $403.4 million at the end of fiscal year 2018. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges, strategic investments such as acquisitions and other capital expenditures. We believe cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for the next twelve months.
For the Year To Date Period, we had an operating cash flow deficit of $138.2 million. A net loss of $43.3 million and an increase in working capital items of $236.7 million was partially offset by net non-cash items of $141.8 million. During the Year To Date Period, we had net debt payments of $125.3 million and capital expenditures of $14.1 million.

Accounts receivable, net of allowances, decreased by 5.4% to $247.6 million at the end of the Third Quarter compared to $261.7 million at the end of the Prior Year Quarter. Days sales outstanding for our wholesale businesses for the Third Quarter increased to 59 days compared to 54 days in the Prior Year Quarter, primarily driven by a change in certain customer relationships in India which accelerated revenue recognition from time of sell-through to sell-in with no change in timing of required payments.
Inventory at the end of the Third Quarter was $570.3 million, which increased by 9.4% from the end of the Prior Year Quarter ending inventory balance of $521.3 million, largely driven by the strategic decision to start production of the 2019 holiday collection earlier than in the prior year.
At the end of the Third Quarter, we had net working capital of $562.6 million compared to net working capital of $577.3 million at the end of the Prior Year Quarter. At the end of the Third Quarter, we had $21.9 million of short-term borrowings and $242.1 million in long-term debt.
For fiscal year 2019, we expect total capital expenditures to be approximately $20 million. Of this amount, we expect approximately 65% will be for technology and facilities maintenance, approximately 20% will be for retail store renovations and enhancements, and approximately 15% for strategic growth, including investments in global concessions and technology. Our capital expenditure budget and allocation to the foregoing investments are estimates and are subject to change. We believe that cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months.

On September 26, 2019, we, as the U.S. borrower, and certain of our foreign subsidiaries, as the non-U.S. borrowers, and certain of our other subsidiaries from time to time party thereto designated as borrowers (collectively the “ABL Borrowers”), and certain of our subsidiaries from time to time party thereto as guarantors, entered into an asset-based revolving credit agreement (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the “ABL Agent”), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the “ABL Lenders”). In addition, we, as borrower, entered into a term credit agreement (the “Term Loan Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the “Term Agent”), JPMorgan Chase Bank, N.A., Citizens Bank, National Association and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers and the lenders party thereto (the “Term Loan Lenders”).

Contemporaneously with entering into the Revolving Facility and the Term Loan Facility, on September 26, 2019, the proceeds of the Revolving Facility and the Term Loan Facility were used to pay off in full the $275.8 million in aggregate outstanding principal amount of the loans, interest, fees, expenses and other obligations under our Second Amended and Restated Credit Agreement, dated as of January 29, 2018 (the “Prior Credit Agreement”). We recorded a loss of $3.0 million in other income (expense) - net during the Third Quarter for debt issuance costs associated with the Prior Credit Agreement.
The Revolving Facility provides that the ABL Lenders may extend revolving loans in an aggregate principal amount not to exceed $275.0 million at any time outstanding (the “Revolving Credit Commitment”), of which up to $160.0 million is available under a U.S. facility, an aggregate of $70.0 million is available under a European facility, $30.0 million is available under a Hong Kong facility, $10.0 million will be available under a French facility, and $5.0 million is available under a Canadian facility, in each case, subject to the borrowing base availability limitations described below. The Revolving Facility also includes an up to $45.0 million subfacility for the issuance of letters of credit (the “Letters of Credit”). The Revolving Facility expires and is due and payable on September 26, 2024. The French facility includes a $1.0 million subfacility for swingline loans, and the European facility includes a $7.0 million subfacility for swingline loans. The Revolving Facility is subject to a line cap (the “Line Cap”) equal to the lesser of the total Revolving Credit Commitment and the aggregate borrowing bases under the U.S. facility, the European facility, the Hong Kong facility, the French facility and the Canadian facility. The loans under the Revolving Facility were used to repay the Prior Credit Agreement, as described above, pay transaction expenses and for general corporate purposes. Loans under the Revolving Facility may be made in U.S. dollars, Canadian dollars, euros, Hong Kong dollars or pounds sterling.
The Revolving Facility is an asset-based facility, in which borrowing availability is subject to a borrowing base equal to: (a) with respect to us, the sum of (i) the lesser of (x) 90% of the appraised net orderly liquidation value percentage of eligible U.S. finished goods inventory and (y) 65% of the lower of cost or market value of eligible U.S. finished goods inventory, plus (ii) 85% of the eligible U.S. accounts receivable, plus (iii) 90% of eligible U.S. credit card accounts receivable, minus (iv) the aggregate amount of reserves, if any, established by the ABL Agent; (b) with respect to each non-U.S. borrower (except for the French Borrower), the sum of (i) the lesser of (x) 90% of the appraised net orderly liquidation value of eligible foreign finished goods inventory of such non-U.S. borrower and (y) 65% of the lower of cost or market value of eligible foreign finished goods inventory of such non-U.S. borrower, plus (ii) 85% of the eligible foreign accounts receivable of such non-U.S. borrower, minus (iii) the aggregate amount of reserves, if any, established by the ABL Agent; and (c) with respect to the French Borrower, (i) 85% of eligible French accounts receivable minus (ii) the aggregate amount of reserves, if any, established by the ABL Agent. Not more than 60% of the aggregate borrowing base under the Revolving Facility may consist of the non-U.S. borrowing bases.
Eurodollar loans under the U.S. facility will bear interest at the adjusted LIBO rate plus the applicable rate, and Eurodollar loans under the Canadian facility, European facility, French facility and Hong Kong facility will bear interest at the LIBO rate plus the applicable rate. Base rate loans under the U.S. facility will bear interest at the alternate base rate plus the applicable rate. Under the Canadian facility, Canadian prime rate loans will bear interest at the Canadian prime rate plus the applicable rate, and Canadian dollar loans will bear interest at the CDOR rate plus the applicable rate. Under the Hong Kong facility, Hong Kong dollar loans will bear interest at the HIBOR rate plus the applicable rate. Each swingline loan shall bear interest at the overnight LIBO rate plus the applicable rate for overnight LIBO rate loans. The applicable rate varies from 1.25% to 1.75% for adjusted LIBO, CDOR and HIBOR rate loans and from 0.25% to 0.75% for alternate base rate and Canadian prime rate loans depending on our average daily excess availability under the Revolving Facility for the most recently ended fiscal quarter, which is an amount equal to (x)(1) the lesser of the total revolving commitments then in effect and (2) the aggregate borrowing base, minus (y) the total credit exposure of all ABL Lenders at such time.
The Revolving Facility also includes a commitment fee, payable quarterly in arrears, of 0.250% or 0.375% determined by reference to the average daily unused portion of the overall commitment under the Revolving Facility. The ABL Borrowers will pay the ABL Agent, on the account of the issuing ABL Lenders, an issuance fee of 0.125% for any issued letters of credit.
The ABL Borrowers are permitted to voluntarily prepay the revolving loans, in whole or in part, without premium or penalty. The ABL Borrowers may reduce the commitments at any time, in whole or in part, without premium or penalty, in a minimum aggregate principal amount of not less than $5.0 million or increments of $1.0 million in excess thereof. If the total amount of outstanding revolving loans and Letters of Credit exceeds the total commitment under the Revolving Facility, the ABL Borrowers must prepay the revolving loans in an amount equal to such excess.
During any periods (each, a “Covenant Period”) while availability under the Revolving Facility is less than the greater of (x) 15% of the Line Cap and (y) $30,000,000, we will be subject to a financial covenant which requires us to not permit the fixed charge coverage ratio to be less than 1.00 to 1.00 on the first day of such Covenant Period or the last day of each fiscal quarter during such Covenant Period.
The ABL Borrowers have the right to request an increase to the commitments under the Revolving Facility or any subfacility in an aggregate principal amount not to exceed $75.0 million in increments no less than $10.0 million, subject to certain terms and conditions as defined in the Revolving Facility, including that the Term Loan Facility has been amended, restated or otherwise modified to permit any additional commitments.
The Revolving Facility is secured by guarantees by us and certain of our domestic subsidiaries. Additionally, we and our subsidiaries have granted liens on all or substantially all of our assets in order to secure the obligations under the Revolving Facility. In addition, the non-U.S. borrowers from time to time party to the Revolving Facility are required to enter into security instruments with respect to all or substantially all of their assets that can be pledged under applicable local law, and certain of their respective subsidiaries may guarantee the respective non-U.S. obligations under the Revolving Facility.
The Term Loan Facility provides for term loans to us in the aggregate principal amount of $200 million. Proceeds from the Term Loan Facility were reduced by a $12.0 million original issue discount, which is presented as a reduction of the Term Loan Facility on the Company's condensed consolidated balance sheet and will be amortized to interest expense over the life of the term loan. The term loans under the Term Loan Facility bear interest at (a) the adjusted LIBO rate plus 6.50% for Eurodollar loans or (b) the alternate base rate plus 5.50% for alternate base rate loans. The Term Loan Facility amortizes in equal quarterly installments in an aggregate annual amount equal (x) to 2.50% of its original principal amount until September 30, 2021 and, thereafter, (y) to 3.75% of its original principal amount until June 30, 2024. The Term Loan Facility expires and is due and payable on September 26, 2024, subject to possible extensions.
We are permitted to voluntarily prepay the term loans, in whole or in part, without premium or penalty; provided, that if we voluntarily prepay the term loans prior to September 26, 2021 or if we incur certain indebtedness which results in a mandatory prepayment under the Term Loan Facility prior to September 26, 2021, we are required to pay a prepayment fee of 2.00% with respect to the principal amount prepaid prior to September 26, 2020 and 1.00% with respect to the principal amount prepaid between September 27, 2020 and September 26, 2021. The Term Loan Facility will be required to be prepaid with the net cash proceeds of certain asset sales, insurance and condemnation events, debt and equity issuances, cash dividends received from certain of our subsidiaries and an annual excess cash flow sweep.

The Term Loan Facility is secured by guarantees by us and certain of our domestic subsidiaries. Additionally, we and such subsidiaries have granted liens on all or substantially all of their assets in order to secure the obligations under the Term Loan Facility.
The obligations under the Revolving Facility and the Term Loan Facility are governed by a customary intercreditor agreement (the “Intercreditor Agreement”). The Intercreditor Agreement specifies that (i) the Term Loan Facility is secured by a perfected first priority security interest in U.S. fixed assets and (b) a perfected second priority security interest in the U.S. liquid assets and accounts receivable, and (ii) the Revolving Facility is secured by (a) a perfected first priority security interest in the U.S. liquid assets and accounts receivable and (b) a perfected second priority security interest in U.S. fixed assets.
The Company had net payments of $200.0 million during the Year to Date Period under the Term Loan Facility and the term loan under the Prior Credit Agreement at an average interest rate of 10.3%. The Company had net borrowings of $87.0 million under the Revolving Credit Facility and revolving credit loans under the Prior Credit Agreement during the Year To Date Period at an average interest rate of 6.4%. As of September 28, 2019, we had $200.0 million outstanding under the Term Loan Facility and $87.0 million outstanding under the Revolving Credit Facility. We also had unamortized debt issuance costs of $14.6 million, which reduce the corresponding debt liability. In addition, we had $2.7 million of outstanding standby Letters of Credit at September 28, 2019. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of September 28, 2019, we had available borrowing capacity of $98.4 million under the Revolving Credit Facility. At September 28, 2019, we were in compliance with all debt covenants related to all our credit facilities.
Off Balance Sheet Arrangements
As of September 28, 2019, lease agreements that have commenced are recognized on the consolidated balance sheet as a result of the adoption of Accounting Standards Update 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification® ("ASC 842"). There were no other material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
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
There have been no changes to the critical accounting policies disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, except for the effects that the adoption of ASC 842 had on our policies as disclosed under the heading "Leases" in Note 1, Financial Statement Policies, to the accompanying unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

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

The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at September 28, 2019 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	111.5	U.S. dollar	131.2	November 2020
Canadian dollar	43.4	U.S. dollar	32.9	December 2020
British pound	16.1	U.S. dollar	21.1	December 2020
Japanese yen	1,446.7	U.S. dollar	13.5	December 2020
Mexican peso	187.8	U.S. dollar	9.4	March 2020
Australian dollar	7.8	U.S. dollar	5.5	March 2020
U.S. dollar	19.8	Japanese yen	2,120.0	November 2020
If we were to settle our euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S. dollar based forward contracts hedging inventory transactions as of September 28, 2019, the result would have been a net gain of approximately $8.3 million. As of September 28, 2019, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $27.0 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of September 28, 2019, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $54.4 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of September 28, 2019, a 100 basis point increase in interest rates would increase annual interest expense by approximately $2.9 million.

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
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of September 28, 2019.
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
Tariffs or other restrictions placed on imports from China and any retaliatory trade measures taken by China could materially harm our revenue and results of operations.
In 2018, the Trump Administration imposed 25% ad valorem duties on certain goods comprising an estimated $50 billion of inbound trade from China. In September 2019, the Trump Administration issued a proposal to further increase these tariffs to 30% ad valorem. The outcome of that proposal is on hold, pending the results of ongoing trade negotiations with China. Certain of our packaging and handbag products were impacted with these additional 25% ad valorem tariffs, based on the first sale export price as imported into the United States.
In September 2018, the Trump Administration implemented additional tariffs amounting to 10% ad valorem on thousands of categories of goods covering an estimated $200 billion of inbound trade from China, including certain electronics. On May 10, 2019, the Trump Administration increased these tariffs to 25% ad valorem. Certain of our handbag and wallet products were impacted with these additional 25% ad valorem tariffs, based on the first sale export price as imported into the United States. In September 2019, the Trump Administration issued a proposal to further increase these tariffs to 30% ad valorem as well. As noted above, the outcome of that proposal is on hold, pending the results of ongoing trade negotiations with China.
In August 2019, the Trump Administration announced new 10% ad valorem tariffs that cover the remaining estimated $300 billion of inbound trade from China, including smart watches and several of our traditional watch products. The Trump Administration increased these tariffs to 15% ad valorem in a subsequent notice. The 15% ad valorem tariffs went into effect on September 1, 2019 for some products, including smart watches, certain traditional watches, and certain jewelry products. Smart watches had received an exemption from the 25% tariffs on $200 billion of inbound trade last year, but the Trump Administration re-included smart watches in the tariffs effective September 1, 2019.
Barring a change in course, additional 15% ad valorem tariffs will go into effect on December 15, 2019 for certain additional watch components and certain jewelry products. Following a recent ruling by U.S. Customs and Border Protection, which is currently being contested, the September 1, 2019 tariffs apply broadly to our traditional watches that incorporate a watch movement from China. They also generally apply to China-sourced cases and bands on watches assembled in China and other countries. The Trump Administration has indicated that it may further increase the tariff rate on this group of products pending the outcome of trade negotiations with China.
It is difficult to accurately estimate the impact on our business from these tariff actions or similar actions. However, assuming no further offsets from price increases, sourcing changes, or other changes to regulatory rulings, all of which are currently under review, the estimated gross profit exposure from the September 1, 2019 and December 15, 2019 tariffs is $10 million in the fourth quarter of fiscal year 2019 and an incremental $5 to $10 million in fiscal year 2020.
The Trump Administration continues to negotiate with China toward a trade deal, which could lead to the removal of the additional tariffs. However, if the additional tariffs continue or increase, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China or otherwise change our sourcing strategy for these products, resulting in significant costs and disruption to our operations. Even if the United States modifies these additional tariffs, it is always possible that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares of common stock repurchased under any of our repurchase programs during the Third Quarter.
Item 5. Other Information
None.

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

10.1
Credit Agreement, dated as of September 26, 2019, by and among Fossil Group, Inc., Fossil Partners, L.P., Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited, Fossil Canada Inc. and certain lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing lender, J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association, as joint bookrunners and joint lead arrangers and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 1, 2019).

10.2
Term Credit Agreement, dated as of September 26, 2019, by and among Fossil Group, Inc., certain lenders party thereto, JPMorgan Chase Bank, N.A, as administrative agent, and JPMorgan Chase Bank, N.A., Citizens Bank, National Association and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 1, 2019).

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

FOSSIL GROUP, INC.

November 7, 2019	/S/ JEFFREY N. BOYER
Jeffrey N. Boyer
Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)