Form 10-K
period 2019-12-28
Fossil Group, Inc.
filed 2020-02-27
CIK 883569

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 28, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-19848
FOSSIL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware			75-2018505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

901 S. Central Expressway,	Richardson,	Texas	75080
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code: (972) 234-2525
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	FOSL	The Nasdaq stock market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Common Stock, $0.01 par value per share (the "Common Stock"), held by non-affiliates of the registrant, based on the last sale price of the Common Stock as reported by the NASDAQ Global Select Market on June 29, 2019 was $291.6 million.
As of February 12, 2020, 50,574,345 shares of Common Stock were outstanding.
_________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be furnished to shareholders in connection with its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

FOSSIL GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2019

        In this Form 10-K, references to "we," "our," and the "Company" refer to Fossil Group, Inc. and its subsidiaries on a consolidated basis.
PART I
Item 1.    Business
General
We are a design, innovation and distribution company specializing in consumer fashion accessories. Our products include traditional watches, smartwatches, jewelry, handbags, small leather goods, belts and sunglasses. We design, develop, market and distribute products under our owned brands FOSSIL®, SKAGEN®, MICHELE®, MISFIT®, RELIC® and ZODIAC® and licensed brands ARMANI EXCHANGE®, BMW®, CHAPS BY RALPH LAUREN®, DIESEL®, DKNY®, EMPORIO ARMANI®, KATE SPADE NEW YORK®, MICHAEL KORS®, PUMA®, and TORY BURCH®. Based on our range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.
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
Incorporation
We are a Delaware corporation formed in 1991 and are the successor to a Texas corporation formed in 1984. In 1993, we completed an initial public offering of 13,972,500 shares of our common stock. Domestically, we conduct a majority of our operations through Fossil Partners, L.P., a Texas limited partnership formed in 1994 of which we are the sole general partner. We also conduct operations domestically and in certain international markets through various owned subsidiaries. Our principal executive offices are located at 901 S. Central Expressway, Richardson, Texas 75080, and our telephone number at that address is (972) 234-2525. Our European headquarters is located in Basel, Switzerland, and our Asian headquarters is located in Hong Kong. Our common stock is traded on the NASDAQ Global Select Market under the trading symbol FOSL. We make available free of charge through our website at www.fossilgroup.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(a) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC"). You may also obtain any materials we file with, or furnish to, the SEC on its website at www.sec.gov.

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

	Fiscal Year
	2019		2018		2017
	Dollars	% Change	Dollars	% Change	Dollars
Net sales
Proprietary	$1,103.4	(12.6)%	$1,262.1	(8.0)%	$1,371.9
Licensed	1,013.7	(14.4)	1,183.7	(9.7)	1,311.4
Other	100.6	5.1	95.7	(8.8)	104.9
Total	$2,217.7	(12.7)%	$2,541.5	(8.8)%	$2,788.2
Traditional Watches and Smartwatches
Traditional watches and smartwatches are our core global business. Sales of watches for fiscal years 2019, 2018 and 2017 accounted for approximately 81.3%, 80.0% and 78.9%, respectively, of our consolidated net sales.
Owned Brands
Our primary owned watch brands include FOSSIL, MICHELE, MISFIT, RELIC, SKAGEN and ZODIAC.
Licensed Brands
We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain globally recognized fashion brands. The following table sets forth information with respect to our primary watch licenses:

Brand	Expiration Date [1]
ARMANI EXCHANGE	12/31/2023
BMW	12/31/2023
CHAPS [2]	3/31/2020
DIESEL	12/31/2025
DKNY	12/31/2024
EMPORIO ARMANI	12/31/2023
KATE SPADE NEW YORK	12/31/2025
MICHAEL KORS	12/31/2024
PUMA	12/31/2028
TORY BURCH	12/31/2023
___________________________________________________________________

1.	Subject to early termination

2.	We do not expect to renew our license for CHAPS when it expires this year

Smartwatches
Our full display smartwatches use Google’s WEAR OS operating system. We have a current license for WEAR OS that expires on May 1, 2020. We are currently negotiating with Google on the renewal of our WEAR OS license. Certain of our hybrid smartwatches use operating systems developed by us or as otherwise licensed to us by Google.

Fashion Accessories
In addition to our core watch business, we also design and create jewelry, handbags, small leather goods, and belts across our owned brands and watches and jewelry under our licensed brands. In the U.S. and certain international markets, we generally market our fashion accessory lines through the same distribution channels as our watches using similar marketing approaches. Our fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with our watch brands. Sales of our accessory lines accounted for 16.3%, 18.4% and 19.7% of our consolidated net sales in fiscal years 2019, 2018 and 2017, respectively.
The following table sets forth information about our fashion accessories:

Brand	Accessory Category
DIESEL	Jewelry
EMPORIO ARMANI	Jewelry
FOSSIL	Handbags, small leather goods, belts, eyewear, jewelry
MICHAEL KORS	Jewelry
RELIC	Handbags, small leather goods, belts
SKAGEN	Jewelry, small leather goods
Licensed Eyewear
In January 2014, we entered into a license agreement with the Safilo Group for both FOSSIL branded sunglasses and optical frames worldwide. The license agreement provides for royalties to be paid to us based on a percentage of net sales and includes certain guaranteed minimum royalties. Sales of licensed eyewear accounted for approximately 0.5% of our consolidated net sales for fiscal year 2019 and 0.4% of consolidated net sales for both fiscal years 2018 and 2017.
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
Operating Strategy
Our goal is to drive shareholder value by increasing earnings and making a positive impact on our people, planet and communities. While we currently operate in a challenging business environment, we are leveraging our business strengths while continuing to lead a significant internal transformation to strengthen our business model. We plan to achieve our business strategy by focusing on the following strategic initiatives:
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
Sustainability
We care about our people, our customers, our shareholders, our communities and our planet. Our sustainability platform, Make Time for Good, is setting the tone for our innovative efforts to make a positive social and environmental impact. We are committed to challenging the norms of the watch and accessory industry by designing our products with the future in mind, reducing our footprint, empowering women, respecting human rights, enhancing our communities and strengthening diversity.
Distribution
We have an extensive distribution network that allows us to reach a diverse global customer base. We sell our products through a range of channels including e-commerce, Company-owned retail stores, department and specialty retail stores, airlines, mass markets and concessions.
Stores

Internationally, our products are sold across approximately 150 countries worldwide through 23 Company-owned sales subsidiaries and through a network of approximately 80 independent distributors. Our products are offered on airlines and cruise ships and in international Company-owned retail stores. Our international network of Company-owned stores included 162 retail stores and 122 outlet stores as of December 28, 2019. In certain international markets, our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks, as well as through owned and third-party websites.
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
Sourcing
The vast majority of our products are sourced internationally, with a substantial percentage of our watches and jewelry products assembled or manufactured by entities that are majority owned by us. Most watch product sourcing is coordinated through our Hong Kong subsidiary, Fossil (East) Limited ("Fossil East"). During fiscal year 2019, approximately 47% of our global watch production was assembled or sourced through wholly or majority owned factories. This vertical integration of our business allows for better flow of communication, consistent quality, product design protection and improved supply chain speed, while still allowing us to utilize non-owned production facilities for their unique capabilities and to cover production needs over internal capacities. Establishing our watch assembly facilities near the component manufacturers also allows us to operate a more efficient supply chain. In addition, although we do not have long-term contracts with our unrelated watch and accessory manufacturers, we maintain long-term relationships with several manufacturers. These relationships developed due to the significant length of time we have conducted business with the same manufacturers. We believe that we are able to exert significant operational control with regard to our principal watch assemblers because of our level of ownership and long standing relationships. In addition, we believe that the relative size of our business with non-owned watch manufacturers gives us priority within their production schedules. Furthermore, the manufacturers understand our quality standards, which allow us to produce quality products and reduce the delivery time to market, improving overall operating margins. We have also added new third-party facilities and relationships for manufacturing our wearable technology products as well as enhanced our own factories to enable assembly and production of hybrid smartwatches. Increased volume in the wearables category would allow us to further reduce costs through improved volume pricing and enable our suppliers to continue to invest in automation.

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
Patents
We continue to explore innovations in the design and assembly of our watch, smartwatch, activity tracker and related products. As a result, we have been granted, and have pending, various U.S. and international design and utility patents related to certain product designs, features, and technologies. As of December 28, 2019, none of our patents were material to our business.

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
Significant Customer
No customer accounted for 10% or more of our consolidated net sales in fiscal years 2019, 2018 or 2017.
Backlog
It is the practice of a substantial number of our customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that we believe will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represents orders that we believe, based on industry practice and prior experience, will be confirmed in the ordinary course of business. Our backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of our products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. At the end of fiscal year 2019, we had unfilled customer orders of approximately $87.6 million, compared to $96.2 million and $74.1 million at the end of fiscal years 2018 and 2017, respectively.
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
Employees
As of December 28, 2019, we employed approximately 10,200 persons, including approximately 6,000 persons employed by our foreign operating subsidiaries.
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
Risk Factors Relating to Our Business
Our success depends upon our ability to anticipate and respond to changing fashion, functionality and product trends.

Our success depends upon our ability to anticipate and respond to changing fashion, functionality and product trends and consumer preferences in a timely manner, especially in the wearable technology market. The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs, functionality and product design. Our success depends, in part, on our ability to anticipate, gauge and respond to these changing consumer preferences in a timely manner while preserving the authenticity and the quality of our brands. Although we attempt to stay abreast of emerging lifestyle and fashion trends and technology advances affecting accessories, any failure by us to identify and respond to such trends could adversely affect consumer acceptance of our existing brand names and product lines, which in turn could result in inventory valuation reserves and adversely affect sales of our products. If we misjudge the market for our products, we may be faced with a significant amount of unsold finished goods inventory, which could adversely affect our results of operations. In recent years, we have experienced decreasing net sales across most product categories; in particular, net sales of watches have declined, reflecting the decline in the traditional watch market partly offset by wearables. If we are unable to adjust our product offerings and reverse the decrease in net sales, our results of operations and financial condition could be adversely affected.
Our success depends upon our ability to continue to develop innovative products, including wearable technology.
Our success depends upon our ability to continue to develop innovative products in the respective markets in which we compete. Wearable technology is a growing category of fashion that offers customers new functionality with accessories, including jewelry and smartwatches. Our ability to respond to consumer preferences for wearable technology will depend in part on establishing successful partnerships with or acquiring companies that are involved in developing wearable technology. If we are unable to establish such partnerships or make meaningful acquisitions, this could negatively impact our ability to meet customer demands for wearable technology. Additionally, we may be unable to enhance and develop our products to satisfy consumer demands for wearable technology or we may fail to do so in a timely manner or at competitive prices. We may also fail to understand or estimate correctly the dynamics of this new market, such as allowances for sales returns, warranty liabilities, inventory reserves or the allowance for bad debts attributable to this new product category. The process of developing new products is complex and uncertain, and involves time, substantial costs and risks, which are further magnified when the development process involves integrating new technology or operating systems. Our inability or the inability of our partners, for technological or other reasons, some of which may be beyond our or our partners' control, to enhance, develop, manufacture, distribute and monetize wearable technology products in a timely manner, or at all, in response to changing consumer preferences for wearable technology, could have a material adverse effect on our business, results of operations and financial condition or could result in our products not achieving market acceptance or becoming obsolete. If we are unable to successfully introduce new products, or if our competitors introduce new or superior products, customers may purchase increasing amounts of products from our competitors, which could adversely affect our sales and results of operations. Further, it may take time to establish a stable position in the wearable technology category and any initial results should not be taken as a guarantee of future trends.
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
We have recently expanded, and intend to further expand, the scope of our product offerings, particularly in the wearable technology space. As is typical with new products, market acceptance of new designs and products is subject to uncertainty. In addition, we generally make decisions regarding product designs and technology development several months in advance of the time when consumer acceptance can be measured. If trends shift away from our products, if our wearable technology becomes outdated or if we misjudge the market for our product lines, including demand for older generation technology products, we may be faced with significant amounts of unsold inventory or other conditions which could have a material adverse effect on our financial condition and results of operations. For example, in fiscal 2019, we booked a $38 million inventory valuation adjustment primarily for excess levels of older generation connected watches.
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
In July and August 2018, the Trump Administration imposed 25% ad valorem duties on certain goods comprising an estimated $50 billion of inbound trade from China (“List 1” and “List 2”). Certain of our packaging and handbag products were impacted with these additional 25% ad valorem tariffs, based on the first sale export price as imported into the United States. In September 2018, the Trump Administration imposed additional tariffs amounting to 10% ad valorem on thousands of categories of goods covering an estimated $200 billion of inbound trade from China, including certain electronics (“List 3”). On June 15, 2019, the Trump Administration increased these tariffs to 25% ad valorem. Certain of our handbag and wallet products were also impacted with these additional 25% ad valorem tariffs, based on the first sale export price as imported into the United States. In September 2019, the Trump Administration issued a proposal to further increase Lists 1-3 tariffs to 30% ad valorem, but these increases were postponed indefinitely on October 11, 2019.

In August 2019, the Trump Administration announced new 10% ad valorem tariffs that cover the remaining estimated $300 billion of inbound trade from China, including smart watches and several of our traditional watch products. The Trump Administration increased these tariffs to 15% ad valorem in a subsequent notice. The 15% ad valorem tariffs went into effect on September 1, 2019 for some products, including smart watches, certain traditional watches, and certain jewelry products (“List 4A”). Smart watches had received an exemption from List 3 in 2018, but the Trump Administration re-included smart watches as subject to tariffs effective September 1, 2019.

On December 18, 2019, in anticipation of reaching an agreement with China, the Trump Administration postponed indefinitely the imposition of additional tariffs on the remaining items (“List 4B”). On January 15, 2020, the United States and China signed the “Economic and Trade Agreement Between the United States of America and the People’s Republic of China - Phase One.” In conjunction with that agreement, the Trump Administration announced that it would reduce the List 4A tariffs from 15% ad valorem to 7.5% ad valorem, effective February 14, 2020.

Following a ruling by U.S. Customs and Border Protection, which is currently being contested, the List 4A tariffs apply broadly to our traditional watches that incorporate a watch movement from China. They also generally apply to China-sourced cases and bands on watches assembled in China and other countries.

It is difficult to accurately estimate the impact on our business from these tariff actions or similar actions. However, assuming no further offsets from price increases, sourcing changes, or other changes to regulatory rulings, all of which are currently under review, the estimated gross profit exposure from the List 4A tariffs is $9.5 million in fiscal year 2020.

The Trump Administration intends to negotiate with China toward a “Phase Two” agreement, which could lead to the lowering or removal of additional tariffs. However, if the tariffs continue or increase, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China or otherwise change our sourcing strategy for these products, resulting in significant costs and disruption to our operations. Even if the United States further modifies these tariffs, it is always possible that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

U.S. tax legislation enacted in December 2017 may adversely affect our business, results of operations, financial condition and cash flow.
On December 22, 2017, the President signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), following its passage by the United States Congress. The Tax Act made significant changes to U.S. federal income tax laws, including changing the corporate tax rate to a flat 21% rate, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses, and making extensive changes to the U.S. international tax system.  The new Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act requiring the inclusion of certain foreign earnings in U.S. taxable income increased our effective tax rate in fiscal years 2018 and 2019 and will continue to increase it in future years.  Technically, corporate shareholders of foreign corporations generating GILTI are generally entitled to a 50% deduction against such income, lowering the effective rate of tax from 21% to 10.5%.  Furthermore, they are able to recognize a foreign tax credit for 80% of local taxes paid on GILTI income.  Therefore, as long as the foreign group's average effective rate is 13.125% or more, the tax associated with GILTI should be fully offset by foreign tax credits.  However, when a corporation has a domestic source loss, the GILTI absorbs this loss, eliminating any ability to carry the loss forward to offset future income.  Our effective foreign income tax rate is significantly higher than the intended 13.125% threshold. However, the GILTI consumed our domestic source loss for fiscal years 2018 and 2019, preventing the recognition of a tax benefit on the domestic source loss.  The impact of the GILTI provision of the Tax Act was included in our financial statements for fiscal years 2018 and 2019.  We account for GILTI as incurred under the period cost method.  As a result of these new provisions, especially the GILTI, our effective tax rates in fiscal 2018 and 2019 were 104.7% and (59.6)%, respectively, which substantially exceeded the federal statutory rate of 21.0%. The impact of these new rules could be adverse in future years.

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
The loss of any of our license agreements for globally recognized fashion brand names may result in the loss of significant revenues and may adversely affect our business.
We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of products bearing the brand names of certain globally recognized fashion brands. We sell products under certain licensed brands, including, but not limited to, ARMANI EXCHANGE, BMW, CHAPS, DIESEL, DKNY, EMPORIO ARMANI, KATE SPADE NEW YORK, MICHAEL KORS, PUMA and TORY BURCH. Sales of our licensed products amounted to approximately 45.7% of our consolidated net sales for fiscal year 2019, including MICHAEL KORS product sales, which accounted for approximately 19.2% of our consolidated net sales, and product sales under the ARMANI brands, which accounted for approximately 18.3% of our consolidated net sales.

Our significant third-party fashion brand license agreements have various expiration dates between the years 2020 and 2028. In addition, many of these license agreements require us to make minimum royalty payments, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events. For example, our license agreement with MICHAEL KORS provides the licensor with a right to terminate some or all of the licensing rights if we fail to meet certain net sales thresholds for two consecutive years. For fiscal year 2019, we met net sales thresholds for MICHAEL KORS. If we are unable to achieve the minimum net sales thresholds, restrictive covenants and/or other obligations of a license in the future, we would need to seek a waiver of the non-compliance from the applicable licensor or amend the agreement to modify the thresholds, covenants or obligations or face the possibility that the licensor could terminate the license agreement before its expiration date. Though waivers may be obtained for non-compliance, we, or the licensor, may instead elect to modify or terminate the license agreement. For example, in 2018, we mutually agreed with MARC JACOBS to an earlier termination date of our license agreement in 2019 from the original expiration date at the end of 2020.
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
The loss of our license for Google’s WEAR OS operating system may result in the loss of significant revenues and may adversely affect our business.
Our full display smartwatches use Google’s WEAR OS operating system. We have a current license for WEAR OS that expires on May 1, 2020. We are currently negotiating with Google on the renewal of our WEAR OS license. Sales of our full display smartwatches running the WEAR OS operating system amounted to approximately 12.6% of our consolidated net sales for fiscal year 2019. We may be unable to renew our existing license for WEAR OS beyond the current term. The failure by us to maintain or renew our license for WEAR OS could result in us being unable to produce and market full display smartwatches, which could result in a significant decrease in our sales and have a material adverse effect on our results of operations.

Our restructuring program may not be successful or we may not fully realize the expected cost savings and/or operating efficiencies from our restructuring plans.

As we announced in the fourth quarter of fiscal 2016, we have implemented, and plan to continue to implement, a restructuring plan to reinvent the Company, strengthen the foundation of the Company for the future and support long-term sales growth and profitability objectives. The program is intended to touch all aspects of the business, enhance operating capabilities, create greater efficiencies and take advantage of the Company's considerable scale. During fiscal years 2019, 2018 and 2017, we recorded $29.6 million, $46.6 million and $48.2 million of restructuring charges, respectively. Restructuring plans present significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including higher than anticipated costs in implementing our restructuring plan, management distraction and employee attrition in excess of headcount reductions. If this program is not successful, then our results of operations and financial condition could be materially adversely affected.

Our Credit Agreements subject us to certain covenants, which may restrict our ability to operate our business and to pursue our business strategies. Our failure to comply with the covenants contained in the Credit Agreements or any agreement under which we have incurred other indebtedness, including as a result of events beyond our control, could result in an event of default which could materially and adversely affect our operating results and our financial condition.

On September 26, 2019, the Company and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other subsidiaries of the Company from time to time party thereto designated as borrowers, and certain subsidiaries of the Company from time to time party thereto as guarantors, entered into a $275.0 million secured asset-based revolving credit agreement (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto. In addition, on September 26, 2019, the Company, as borrower, entered into a $200.0 million secured Term Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent, JPMorgan Chase Bank, N.A., Citizens Bank, National Association and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers and the lenders party thereto, which was amended on February 20, 2020, by that certain Amendment No. 1 to Term Credit Agreement (as amended to date, the “Term Loan Facility”).

The Revolving Facility and Term Loan Facility impose, and future financing agreements are likely to impose, affirmative and negative covenants that restrict our activities. These restrictions limit or prohibit our ability to, among other things:

•	incur additional indebtedness or issue certain types of stock;

•	pay dividends or make other distributions, repurchase or redeem our stock;

•	make certain investments;

•	prepay, redeem, or repurchase certain debt;

•	sell assets and issue capital stock of our restricted subsidiaries;

•	incur liens;

•	enter into agreements restricting our restricted subsidiaries’ ability to pay dividends, make loans to other Fossil entities or restrict the ability to incur liens;

•	enter into transactions with affiliates; and

•	consolidate or merge.

These restrictions on our ability to operate our business, along with restrictions that may be contained in agreements evidencing or governing future indebtedness, could seriously harm our business and our ability to grow in accordance with our growth strategy by, among other things, limiting our ability to take advantage of merger and acquisition and other corporate opportunities. In addition, the limitations imposed by financing agreements on our ability to incur additional debt might significantly impair our ability to obtain other financing.

As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

The Revolving Facility and Term Loan Facility also require us to maintain specified financial ratios and satisfy other financial condition tests in certain circumstances.

The Revolving Facility contains a fixed charge coverage ratio covenant if our Availability (as defined in the Revolving Facility) falls below a certain threshold. The Term Loan Facility contains a total leverage ratio covenant requiring the total leverage ratio to be not greater than 2.75 to 1.00 as of the last day of each fiscal quarter during 2020, 2.25 to 1.00 as of the last day of each of the first three fiscal quarters of 2021, and 1.50 to 1.00 as of the last day of each subsequent fiscal quarter. The Term Loan Facility also requires that the Company not permit Liquidity (as defined in the Term Loan Facility) as of the last day of any fiscal month to be less than $150.0 million. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Debt Facilities” for an additional discussion of the financial covenants contained in the Revolving Facility and Term Loan Facility.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all. In addition, an event of default under the Revolving Facility would permit the lenders to terminate all commitments to extend further credit under the Revolving Facility, and a payment default under the Revolving Facility would trigger a cross default under the Term Loan Facility. Furthermore, both the Revolving Facility and the Term Loan Facility are secured by liens on our assets. If we were unable to repay the amounts due and payable under our Revolving Facility or Term Loan Facility, the applicable lenders could proceed against the collateral granted to them to secure that indebtedness.

The Revolving Facility provides the lenders considerable discretion to impose reserves or availability blocks or to determine that certain assets are not eligible for inclusion in our borrowing base, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the lenders under the Revolving Facility will not take such actions during the term of that facility and, further, were they to do so, the resulting impact of such actions could materially and adversely impair our ability to meet our other obligations as they become due, among other matters.

The amount of borrowings permitted under our Revolving Facility may fluctuate significantly, which may adversely affect our liquidity, results of operations and financial position.

The amount of borrowings permitted at any time under our Revolving Facility is limited to a periodic borrowing base valuation of, among other things, our eligible accounts receivable and inventory. As a result, our access to credit under our Revolving Facility is potentially subject to significant fluctuations depending on the value of the borrowing base eligible assets as of any measurement date, as well as certain discretionary rights of the administrative agent of our Revolving Facility in respect of the calculation of such borrowing base value. In addition, the Term Loan Facility limits the amount of borrowings in aggregate principal amount at any time outstanding under the Revolving Facility to $200.0 million. Our inability to borrow at current advance rates or at all under, or the early termination of, our Revolving Facility may adversely affect our liquidity, results of operations and financial position.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly. Borrowings under our Revolving Facility and Term Loan Facility are at variable rates of interest based on the base rate or the London interbank offered rate (“LIBOR”) and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness could increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

To the extent we make borrowings based on LIBOR, LIBOR tends to fluctuate based on multiple factors, including general short-term interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established or if LIBOR continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index. These changes may have a negative impact on our interest expense and profitability.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

The Revolving Facility provides that the lenders thereunder may extend revolving loans in an aggregate principal amount not to exceed $275.0 million at any time outstanding, subject to the Term Loan Facility and borrowing base availability limitations. The Term Loan Facility provides for term loans to us in the aggregate principal amount of $200.0 million. As of December 28, 2019, we had $200.0 million outstanding under the Term Loan Facility and $28.0 million outstanding under the Revolving Facility.

The covenants under the Revolving Facility and Term Loan Facility allow us to incur additional indebtedness from other sources in certain circumstances.

As a result of our existing indebtedness and our capacity to incur additional indebtedness, we are, and anticipate continuing to be, a highly leveraged company. A significant portion of our cash flow will be required to pay interest and principal on our outstanding indebtedness, and we may be unable to generate sufficient cash flow from operations, or have future borrowings available under our Revolving Facility or Term Loan Facility, to enable us to repay our indebtedness or to fund other liquidity needs. This level of indebtedness could have important consequences, including the following:

•
it requires us to use a significant percentage of our cash flow from operations for debt service and the repayment of our indebtedness, including indebtedness we may incur in the future, and such cash flow may not be available for other purposes;

•	it limits our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions and debt service requirements;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business or the economy;

•	it may increase our cost of borrowing;

•	it may restrict us from exploiting business opportunities;

•	debt service requirements could make it more difficult for us to make payments on our other indebtedness; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing as needed.

We may not be able to generate sufficient cash flows to meet our debt service obligations and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash from our operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations and future sources of capital under the Revolving Facility, Term Loan Facility or otherwise may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we complete an acquisition, our debt service requirements could increase. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the Revolving Facility and Term Loan Facility, on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity, reducing or delaying capital expenditures, strategic acquisitions, investments and alliances or restructuring or refinancing our indebtedness. We may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. The Revolving Facility and Term Loan Facility restrict our ability to conduct asset sales and to use the proceeds from asset sales. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair, and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our debt may accelerate our debt and, to the extent such debt is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our debt.

We may still be able to incur significantly more debt, including secured debt. This could intensify already-existing risks related to our indebtedness.

The terms of the Revolving Facility and Term Loan Facility contain restrictions on our and the guarantors’ ability to incur additional indebtedness. However, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or the guarantors could incur significant additional indebtedness in the future, much of which could constitute secured, senior, or pari passu indebtedness. As of December 28, 2019, our Revolving Facility provided for unused borrowing capacity of up to $120.1 million. If new debt is added to our currently anticipated debt levels, the related risks that we and the guarantors now face could intensify.

Repayment of our debt is dependent on cash flow generated by our subsidiaries.

Repayment of our indebtedness, to a certain degree, is dependent on the generation of cash flows by our subsidiaries (including any subsidiaries that are not guarantors) and their ability to make such cash available to us, by dividend, loan, debt repayment, or otherwise. Our subsidiaries may not be able to, or be permitted to, make distributions or other payments to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, applicable U.S. and foreign legal and contractual restrictions or our permanently invested assertion may limit our ability to obtain cash from our subsidiaries. While the terms of the Revolving Facility and Term Loan Facility limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments, these limitations are subject to important qualifications and exceptions. In the event that we do not receive distributions or other payments from our subsidiaries, we may be unable to make required payments on our indebtedness.

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

During fiscal year 2019, our global comparable retail store sales decreased 4%. During fiscal year 2020, we intend to open approximately 10 new stores globally and close approximately 20 stores, depending on lease negotiations. The success of our retail business depends, in part, on our ability to open new profitable stores, close low performing stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to close low performing stores and to renew existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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
Despite the security measures we currently have in place, our facilities and systems and those of our third party service providers may be vulnerable to theft of physical information, security breaches, hacking attempts, computer viruses and malware, ransomware, phishing, lost data and programming and/or human errors. Any electronic or physical security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security or those of our third party service providers, could disrupt our business, severely damage our reputation and our customer relationships, expose us to litigation and liability, subject us to governmental investigations, fines and enforcement actions, result in negative media coverage and distraction to management and result in a material adverse effect to our business, financial condition, and results of operations. In addition, as a result of security breaches at a number of prominent retailers and other companies, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment related thereto has become more uncertain. As a result, we may incur significant costs in complying with new and existing state, federal, and foreign laws regarding protection of, and unauthorized disclosure of, personal information. A successful ransomware attack on our systems could make them inaccessible for a period of time pending the payment of a ransom to unlock the systems or our ability to otherwise restore our access to our systems.
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
Our ability to reverse negative sales trends and grow our sales is dependent upon the implementation of our business strategy, which we may not be able to achieve.

Our ability to reverse negative sales trends and grow our sales is dependent on the successful implementation of our business strategy. This includes diversification and innovation of our product offerings, continuing to develop wearable technology, improving our omni-channel capabilities and strategic acquisitions. If we are not successful in the expansion or development of our product offerings or our new products are not profitable or do not generate sales comparable to those of our existing businesses, our results of operations could be negatively impacted.
We also operate FOSSIL brand stores and other non-FOSSIL branded stores globally to further strengthen our brand image. As of December 28, 2019, we operated 451 stores worldwide. The costs associated with leasehold improvements to current stores and the costs associated with opening new stores and closing low performing stores could materially increase our costs of operation.
Our business could be harmed if we fail to maintain proper inventory levels.
We maintain an inventory of selected products that we anticipate will be in high demand. We may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs or the sale of excess inventory at prices below our standard levels, particularly in the smartwatch category where customer demand for products with older generation technology may be difficult to predict. These events could significantly harm our operating results and impair the image of our brands. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which might result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost revenues, any of which could harm our business.
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
We rely on third-party assembly factories and manufacturers; and problems with, or loss of, our assembly factories or manufacturing sources could harm our business and results of operations.
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
There is intense competition in each of the businesses in which we compete. In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches and accessories from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories domestically. In addition, we face growing competition from technology companies that have or are launching smartwatch products and other wearable technology. These new competitors have not historically competed with us, and many have significantly greater financial, distribution, advertising and marketing resources than us. The impact of wearable technology products on sales of our traditional product lines may be materially adverse. Our results of operations and market position may be adversely affected by our competitors and their competitive pressures in the watch, wearable technology and fashion accessory industries.
Any material disruption of our information systems could disrupt our business and reduce our sales.
We are increasingly dependent on information systems to operate our websites, process transactions, manage inventory, monitor sales and purchase, sell and ship goods on a timely basis. We utilize SAP ERP in our U.S. operations and throughout most of our European operations to support our human resources, sales and distribution, inventory planning, retail merchandising and operational and financial reporting systems of our business, and Navision in our Asian operations to support many of the same functions on a local country level. We may experience operational problems with our information systems as a result of system failures, viruses, ransomware, computer "hackers" or other causes. Any material disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost, unavailable or delayed, which could result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. Moreover, the failure to maintain, or a disruption in, financial and management control systems could have a material adverse effect on our ability to respond to trends in our target markets, market our products and meet our customers' requirements.
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
We accept limited returns from customers. We continually monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. However, as we continue to increase our wearable technology product offerings, we do not have the same level of historical experience estimating returns as we have with our other more mature products, which could result in us underestimating the level of returns. In addition, consumer acceptance of wearable technology products and the inherent outdating of technology over time may result in an increase in the amount of returns we accept from our customers. While returns have historically been within our expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that our products are performing poorly in the retail market and/or we experience product damages or defects at a rate significantly higher than our historical rate, the resulting credit returns could have an adverse impact on our operating results for the period or periods in which such returns occur.
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
During fiscal year 2019, we generated 63.0% of our net sales from outside of the U.S., and we anticipate that revenue from our international operations could account for an increasingly larger portion of our net sales in the future. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, some of which are discussed in more detail below, including:

•	recessions in foreign economies;

•	the adoption and expansion of trade restrictions or the occurrence of trade wars;

•	limitations on repatriation of earnings;

•	difficulties in protecting our intellectual property or enforcing our intellectual property rights under the laws of other countries;

•	longer receivables collection periods and greater difficulty in collecting accounts receivable;

•	difficulties in managing foreign operations;

•	social, political and economic instability;

•	restrictions on travel to and from international locations as a result of viruses, such as the recent outbreak of coronavirus;

•	political tensions between the U.S. and foreign countries;

•	compliance with, changes in or adoption of current, new or expanded regulatory requirements, particularly in the wearable technology space;

•	our ability to finance foreign operations;

•	tariffs and other trade barriers; and

•	U.S. government licensing requirements for exports.
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
In addition, changes in currency exchange rates may also affect the prices at which we sell products in foreign markets. For fiscal years 2019, 2018 and 2017, 63.0%, 59.9% and 58.5% of our consolidated net sales were generated outside of the U.S. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. For example, due to a generally stronger U.S. dollar in fiscal year 2019, the translation of foreign based net sales into U.S. dollars reduced our reported net sales by approximately $48.8 million. If the value of the U.S. dollar remains at its current levels or strengthens further against foreign currencies, particularly against the euro, Chinese yuan, Indian rupee, Canadian dollar, South Korean won, British pound and Japanese yen, our financial condition and results of operations could be materially and adversely impacted. Although we utilize forward contracts to help mitigate foreign currency risks (mostly relating to the euro, Canadian dollar, British pound, Japanese yen, Mexican peso and Australian dollar), foreign currency fluctuations may have a material adverse impact on our financial condition and results of operations.
The European economic uncertainty and any further debt crisis could adversely impact our financial condition.
The European economic situation, particularly with the withdrawal by the United Kingdom from the European Union, has contributed to instability in certain international credit markets. During fiscal year 2019, we generated 32.4% of our consolidated net sales from our Europe segment. If global economic and market conditions, or economic conditions in Europe remain uncertain or deteriorate, the value of the euro could decline. Any additional financial instability in stressed European countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. If this were to occur or if the value of the euro were to weaken against the U.S. dollar, our financial condition and results of operations could be materially and adversely impacted.
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
Because a substantial portion of our watches and jewelry and certain of our handbags, sunglasses and other products are assembled or manufactured in China, our success will depend to a significant extent upon future economic and social conditions existing in China. If the factories in China are disrupted for any reason, we would need to arrange for the manufacture and shipment of products by alternative sources. Because the establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery, we are unable to predict whether such new relationships would be on terms that we regard as satisfactory. Any significant disruption in our relationships with our manufacturing sources located in China would have a material adverse effect on our ability to manufacture and distribute our products. In addition, restrictions on travel to and from this and other regions, such as has occurred with the coronavirus, and any delays or cancellations of customer orders or the manufacture or shipment of our products, including on account of the coronavirus or other health crises, could have a material adverse effect on our ability to meet customer deadlines and timely distribute our products in order to match consumer expectations.
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
Our business is dependent upon its international operations, particularly in Asia and Europe. During fiscal years 2019, 2018 and 2017, we generated 63.0%, 59.9% and 58.5%, respectively, of our net sales outside the U.S. In addition, we source the vast majority of our products from outside the U.S.
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
Our businesses are subject to risks generally associated with doing business abroad, such as foreign governmental regulation in the countries in which our manufacturing sources are located, primarily China. While we have not experienced any material issues with foreign governmental regulations that would impact our arrangements with our foreign manufacturing sources, we believe that this issue is of particular concern with regard to China due to the less mature nature of the Chinese market economy, the historical involvement of the Chinese government in the industry and recent trade tensions between China and the U.S. If regulations were to render the conduct of business in a particular country undesirable or impracticable, or if our current foreign manufacturing sources were for any other reason to cease doing business with us, such a development could have a material adverse effect on our product sales and on our supply, manufacturing and distribution channels.
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
Our CEO owns approximately 6.6% of our outstanding common stock.
Mr. Kosta Kartsotis owns approximately 6.6% of our common stock as of December 28, 2019. As a result, he is in a position to influence the outcome of elections of our directors, the adoption, amendment or repeal of our bylaws and any other actions requiring the vote or consent of our stockholders, and to otherwise influence our affairs.
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
Failure to meet our financial guidance or achieve other forward-looking statements we have provided to the public could result in a decline in our stock price.
From time to time, we provide public guidance on our expected financial results or disclose other forward-looking information for future periods. We manage our business to maximize our growth and profitability and not to achieve financial or operating targets for any particular reporting period. Although we believe that public guidance may provide investors with a better understanding of our expectations for the future and is useful to our existing and potential stockholders, such guidance is subject to risks, uncertainties and assumptions. Any such guidance or other forward-looking statements are predictions based on our then existing expectations and projections about future events that we believe are reasonable. Actual events or results may differ materially from our expectations, and as such, our actual results may not be in line with guidance we have provided. We are under no duty to update any of our forward-looking statements to conform to actual results or to changes in our expectations, except as required by federal securities laws. If our financial results for a particular period do not meet our guidance or the expectations of investors, or if we reduce our guidance for future periods, the market price of our common stock may decline and stockholders could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk.

Reports published by securities or industry analysts, including projections in those reports that exceed our actual results, could adversely affect our stock price and trading volume.
Research analysts publish their own quarterly projections regarding our operating results. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet securities research analysts' projections. Similarly, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline. In 2019, the number of analysts covering our stock decreased from six to three.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Company facilities.    As of the end of fiscal year 2019, we owned or leased the following material facilities in connection with our U.S. and international operations:

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

Retail store facilities.    As of the end of fiscal year 2019, we had 457 lease agreements for retail space for the sale of our products. The leases, including renewal options, expire at various times through 2030. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also generally required to pay our pro rata share of common area maintenance costs, real estate taxes, insurance, maintenance expenses and utilities.
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
As of February 12, 2020, there were approximately 66 holders of record of our shares of common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher.
We have not declared or paid any dividends since our formation and currently do not intend to pay dividends for the foreseeable future. Our current business plan is to retain any future earnings to finance the growth of our business.

Common Stock Performance Graph
The following performance graph compares the cumulative return of our shares of common stock over the preceding five year periods with that of the broad market Standard & Poor's 500 Stock Index ("S&P 500 Index") and the NASDAQ Retail Trades Group. Each index assumes $100 invested at December 31, 2014 and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.
2019 COMPARATIVE TOTAL RETURNS
Fossil Group, Inc.,
NASDAQ Retail Trades and S&P 500 Index
(Performance Results through 12/31/2019)

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Fossil Group, Inc.	$100.00	$33.01	$23.35	$7.02	$14.20	$7.12
S&P 500 Index	$100.00	$99.27	$108.74	$129.86	$121.76	$156.92
NASDAQ Retail Trades	$100.00	$111.76	$114.44	$142.69	$152.51	$191.27
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2010, our Board of Directors approved a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date, and as of December 28, 2019, no shares had been repurchased under it. As of December 28, 2019, the Company had $30.0 million of repurchase authorizations remaining under its repurchase program.
Common stock repurchases acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants were 3,316 shares for fiscal year 2017.
There were no shares of common stock repurchased during fiscal year 2019 or 2018.

Item 6.    Selected Financial Data
The following information should be read in conjunction with our consolidated financial statements and notes thereto contained in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K (in thousands, except for per share data).

Fiscal Year	2019	2018	2017	2016	2015
Net sales	$2,217,712	$2,541,488	$2,788,163	$3,042,371	$3,228,836
Gross profit	1,099,438	1,340,137	1,358,839	1,578,186	1,753,467
Operating income (loss)	(28,383)	62,711	(424,276)	127,146	291,234
Net income (loss)	(50,012)	(938)	(473,559)	85,603	229,902
Net income (loss) attributable to Fossil Group, Inc.	(52,365)	(3,478)	(478,172)	78,868	220,637
Earnings (loss) per share:
Basic	(1.04)	(0.07)	(9.87)	1.64	4.52
Diluted	(1.04)	(0.07)	(9.87)	1.63	4.51
Weighted average common shares and common equivalent shares outstanding:
Basic	50,230	49,196	48,468	48,136	48,800
Diluted	50,230	49,196	48,468	48,323	48,924
Working capital	$500,278	$652,766	$781,900	$932,705	$953,141
Total assets	1,604,732	1,575,198	1,658,372	2,186,897	2,355,661
Total long-term liabilities	541,711	380,764	568,337	756,874	933,589
Stockholders' equity attributable to Fossil Group, Inc.	503,054	585,543	576,133	1,006,236	921,388
Return on average stockholders' equity attributable to Fossil Group, Inc.(1)	(9.8)%	(0.6)%	(62.3)%	8.2%	24.7%
_______________________________________________

(1)	Calculated by dividing net income (loss) attributable to Fossil Group, Inc. by five quarter average stockholders' equity attributable to Fossil Group, Inc.

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
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores, through our FOSSIL website and third party websites. Our wholesale customer base includes, among others, Amazon, Best Buy, Dillard's, JCPenney, Kohl's, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the U.S., our network of Company-owned stores included 59 retail stores located in premier retail sites and 101 outlet stores located in major outlet malls as of December 28, 2019. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.
Internationally, our products are sold to department stores, specialty retail stores, specialty watch and jewelry stores and through third party websites in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 80 independent distributors. Internationally, our network of Company-owned stores included 162 retail stores and 122 outlet stores as of December 28, 2019. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.
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

Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to product returns, bad debt, inventories, long-lived asset impairment, impairment of trade names, income taxes, warranty costs and litigation liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies require the most significant estimates and judgments.
Product Returns.    We accept limited returns from customers. We monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. While returns have historically been within our expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that our products are performing poorly in the retail market and/or we experience product damages or defects at a rate significantly higher than our historical rate, the resulting returns could have an adverse impact on the operating results for the period or periods in which such returns occur. If our allowance for product returns were to change by 10%, the impact, excluding taxes, would have been an approximate $3.8 million change to net income (loss).
Inventories.    Inventories are stated at the lower of cost and net realizable value, including any applicable duty and freight charges. We account for estimated obsolescence or unmarketable inventory equal to the difference between the average cost of inventory and the estimated net realizable value based upon assumptions about forecasted sales demand, market conditions and available liquidation channels. Valuation of existing connected inventory can be negatively impacted by the emergence of newer generation product. If actual future demand or market conditions are less favorable than those projected by management, or if liquidation channels are not readily available, additional inventory valuation reductions may be required. We assess our off-price sales on an ongoing basis and update our estimates accordingly. Revenue from sales of our products that are subject to inventory consignment agreements is recognized when title and risk of loss transfers, delivery has occurred and in an amount that reflects the consideration we expect to be entitled in exchange for the product.
Impairment of Trade Names.    We evaluate indefinite-lived trade names by comparing the fair value of the asset to its recorded value annually as of the end of the fiscal year and whenever events or conditions indicate that the carrying value of the trade name may not be recoverable. The fair value of the asset is estimated using discounted cash flow methodologies. Due to the inherent uncertainties involved in making the estimates and assumptions used in the fair value analysis, actual results may differ, which could alter the fair value of the trade names and possibly cause impairment charges to occur in future periods. Judgments and assumptions are inherent in our estimate of future cash flows used to determine the estimate of our fair values. The most significant assumptions associated with the fair value calculations include net sales growth rates and discount rates. If the actual future sales results do not meet the assumed growth rates, future impairments of trade names may be incurred.
For fiscal year 2019, a discount rate of 10.2% and a royalty rate of 5% were used to estimate the MICHELE trade name fair value. The MICHELE trade name represented approximately 71%, 34% and 29% of our total trade name balances at the end of fiscal years 2019, 2018 and 2017, respectively. No impairment charges were recorded to the MICHELE trade name in fiscal years 2019 or 2018 and $7.6 million of impairment charges were recorded in fiscal year 2017. As of December 28, 2019, the fair value of the MICHELE trade name exceeded its carrying value by approximately 70%.
In fiscal year 2019, as a result of interim impairment testing, the Company recorded impairment charges of $16.6 million related to the SKAGEN trade name fair value. Concurrent with the impairment testing, the Company determined the trade name would no longer have an indefinite useful life. As a result of the change in estimate, the useful life of the trade name changed from indefinite to definite, and the trade name is being fully amortized on a straight-line basis over the estimated useful life of 6 years. The SKAGEN trade name represented approximately 29%, 66% and 71% of our total trade name balance at the end of fiscal years 2019, 2018 and 2017, respectively. We recorded impairment charges of $6.2 million and $28.3 million for fiscal years 2018 and 2017, respectively, related to the SKAGEN trade name.

The MISFIT trade name was being amortized over its estimated useful life; however, during fiscal year 2017, the trade name was deemed not recoverable, resulting in an impairment charge of $11.8 million.
Property, Plant and Equipment and Lease Impairment.    We test for asset impairment of property, plant and equipment and lease assets whenever events or conditions indicate that the carrying value of an asset might not be recoverable based on expected undiscounted cash flows related to the asset. In evaluating long-lived assets for recoverability, we calculate fair value using our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. When undiscounted cash flows estimated to be generated through the operations of our Company-owned retail stores are less than the carrying value of the underlying assets, the assets are impaired. If it is determined that assets are impaired, an impairment loss is recognized for the amount that the asset's book value exceeds its fair value. Should actual results or market conditions differ from those anticipated, additional losses may be recorded. We recorded impairment losses in selling, general, and administrative ("SG&A") of approximately $7.9 million in fiscal year 2019 related to lease assets. We recorded impairment losses in SG&A of approximately $0.7 million, $1.9 million and $1.3 million in fiscal years 2019, 2018 and 2017, respectively, related to property, plant and equipment. We recorded impairment losses in restructuring charges of approximately $1.7 million in fiscal year 2019 related to lease assets. We recorded impairment losses in restructuring charges of approximately $0.6 million, $1.7 million and $8.0 million in fiscal years 2019, 2018 and 2017, respectively, related to property, plant and equipment. In fiscal year 2019, an increase of 100 basis points to the discount rate would have increased property, plant and equipment and lease impairment expense by $0.1 million. A 10% decrease in future expected cash flows would have increased impairment expense by $3.6 million. We recorded non-impairment restructuring charges related to the write off of property, plant and equipment of approximately $0.5 million, $0.6 million and $0.4 million in fiscal years 2019, 2018 and 2017, respectively.
Income Taxes.    We record valuation allowances against our deferred tax assets, when necessary, in accordance with ASC 740, Income Taxes ("ASC 740"). Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made. The valuation allowance for fiscal years 2019, 2018 and 2017 was $118.1 million, $95.8 million and $78.3 million, respectively. In addition, in fiscal year 2019, we recorded a state deferred tax liability of $0.3 million on foreign earnings not considered to be indefinitely reinvested outside of the U.S.
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

The GILTI provisions of the Tax Act, requiring the inclusion of certain foreign earnings in U.S. taxable income, increased our effective tax rate in fiscal 2018 and 2019 and could have an adverse impact in future years.  Due to the complexity of these new tax rules, we are continuing to evaluate these provisions of the Tax Act as the Internal Revenue Service and the U.S. Treasury Department issue guidance and regulations.  The GILTI impact will be accounted for as incurred under the period cost method. In addition, our valuation allowance analysis is affected by various aspects of the Tax Act, including the limitation on the deductibility of interest expense and the impact of the GILTI. Those adjustments materially impacted the provision for income taxes and the effective tax rate in fiscal 2019.

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
At the time of sale, we accrue a warranty liability for estimated costs in connection with future warranty claims. We determine our warranty liability using historical warranty repair experience. We periodically assess the adequacy of our warranty liability, and as changes occur in sales volumes and warranty costs, the warranty accrual is adjusted as necessary. Actual claims could be higher or lower than amounts estimated, as the number and value of warranty claims can vary due to such factors as performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, and higher or lower than expected service costs for a repair. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale. However, since we cannot predict with certainty future warranty claims or costs associated with servicing those claims, our actual warranty costs may differ.

Due to the nature of connected products, their warranty costs are usually more than traditional products. A shift in product mix from traditional to connected products generally results in an increase in warranty liabilities. The year-end warranty liability for fiscal years 2019, 2018 and 2017 was $23.1 million, $22.8 million and $19.4 million, respectively.

Recently Issued and Adopted Accounting Standards
See Note 1 - Significant Accounting Policies to the consolidated financial statements, which are contained in Item 8 of this report and are incorporated by reference herein.
Results of Operations
Executive Summary
During fiscal year 2019, net sales decreased 13% (11% in constant currency) as compared to fiscal year 2018. We generated a net loss of $52 million in fiscal year 2019, as compared to a net loss of $3 million in fiscal year 2018. Consistent with the recent past, the operating environment has continued to be challenging as consumer interests and shopping patterns in the watch and accessory categories evolve. We continue to see softness, principally in the wholesale channel in the U.S. and Europe and within traditional watches, which is largely reflective of both the ongoing shift from brick and mortar to e-commerce and the consumer preference shift to connected product. Partially offsetting our trends in the Americas and Europe is our growth in Asia, particularly in China and India. While demand for our latest generation product has been positive, we expected to drive sales through our older Gen 4 product offerings as a lower tiered pricing option, especially during the fiscal 2019 holiday season. Due to a combination of competitive pricing in the marketplace for older generation product and our Gen 5 offering appealing to consumers as a better value, we fell short of our goals in fiscal 2019. This softness pressured our margins and drove operating profits significantly below expectations. Although we faced considerable headwinds in fiscal 2019, we executed against our strategic priorities and made significant progress under our restructuring programs throughout the year.
The New World Fossil ("NWF") restructuring program we began in fiscal year 2016 ("NWF 1.0") was completed during the third quarter of fiscal year 2019 and delivered $200 million of run-rate cost savings over a three year period. The program has been critical to our ability to reduce costs while also funding investments such as digital marketing capabilities and product innovation. We are continuing to optimize our operating model under NWF 2.0 - Transform to Grow ("NWF 2.0"). The program will be even more critical to our ability to invest in the business and reduce costs. As disruption continues across retail and consumer shopping behavior evolves, there are significant opportunities to capture market share in the growing watch market. Capitalizing on those market share opportunities will require investments and a reallocation of resources which we will fund through NWF 2.0. Within the NWF 2.0 program, we see significant opportunities to drive value within our revenue management, supply chain, and procurement processes. We are also taking a zero-based budgeting approach across the organization in order to rework our business model and create organizational and operational efficiencies. Given the structural changes occurring across the industry and within our business in particular, we have been pivoting our model accordingly. We are deploying greater resources to the direct channel for both our owned and licensed businesses. We have been accelerating our connected product offerings and successfully driving growth in key Asian markets including China and India. Equally important, we are taking actions to strengthen our operations and build scale as we evolve our model in tandem with industry dynamics.
During fiscal year 2019, sales of FOSSIL branded products decreased 10% (8% in constant currency), as compared to fiscal year 2018, with declines across all product categories. FOSSIL brand watch sales decreased 8% (6% in constant currency) during fiscal year 2019, driven by declines in Americas and Europe while Asia increased modestly. Our FOSSIL connected business grew modestly, driven by sales increases in Europe and Asia partially offset by declines in Americas. Our multi-brand global watch portfolio declined 11% (9% in constant currency) during fiscal year 2019 compared to fiscal year 2018, with traditional watch sales declining high single digits in constant currency. MICHAEL KORS watch sales decreased 22% (20% in constant currency) with decreases in all segments. While most brands in the portfolio decreased, EMPORIO ARMANI posted strong growth, driven by third party e-commerce and wholesale growth in China. During fiscal year 2019, our connected watch business delivered $323 million in sales, representing 18% of total watch sales for the year. Excluding store closures and business exits, our core sales declined high single digits, primarily driven by lower sales in our wholesale channel. Global comparable retail sales, including our stores and our own e-commerce, declined 4% for fiscal year 2019 with sales declines across all regions and product categories. Double-digit positive international e-commerce comparable sales were more than offset by comparable sales declines in Americas e-commerce and declines in Company full-price stores.

During fiscal year 2019, our gross profit margin rate decreased 310 basis points to 49.6% compared to 52.7% in the prior fiscal year, largely driven by inventory valuation adjustments, of which $38 million were recorded in fiscal year 2019 primarily for excess levels of older generation connected watches, increased product costs including tariffs and freight, and an unfavorable currency impact of approximately 60 basis points. These additional costs were partially offset by higher margin sales growth in Asia and benefits from our NWF initiatives. Other income (expense) increased favorably primarily due to a $21.6 million gain on the sale of intellectual property to Google and net foreign currency gains during fiscal 2019 as compared to net losses in fiscal year 2018. During fiscal year 2019, our financial performance resulted in a net loss of $1.04 per diluted share and included NWF restructuring charges of $0.47 per diluted share and non-cash intangible asset impairment charges of $0.25 per diluted share. During fiscal year 2018, our financial performance resulted in a loss of $0.07 per diluted share and included NWF restructuring charges of $0.75 per diluted share and non-cash intangible asset impairment charges of $0.10 per diluted share. Currencies, including both translation and the impact of foreign currency hedging contracts, unfavorably impacted the earnings comparison for fiscal year 2019 by $0.18 per diluted share.
As we look at 2020, we are focusing on four strategic priorities structured to drive operational efficiency in 2020 and with the goal of beginning to stabilize the net sales trajectory and building scale in 2021. Priority number one is delivering exceptional story-telling and innovation. The path forward to changing our sales trajectory will come first and foremost from product innovation and creativity. Priority number two is driving commercial transformation. We are moving quickly to improve our digital capabilities, including but not limited to, our multi-brand omni-channel capabilities, digital marketing and CRM, to analysis, targeting and retention. The implementation of our new e-commerce platform is in process now and brings us a set of tools to support a larger direct to consumer business in the coming years. Our third strategic priority is to expand our presence in China and India. Our fourth priority is strengthening our supply chain. We have a significant opportunity to improve our end-to-end manufacturing and distribution capabilities, which will allow us to reduce lead times, lower costs and enhance our overall competitiveness. We remain confident in our strategies and believe we have the talent and operating platform to achieve our goals.

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

Fiscal Year 2019 Compared to Fiscal Year 2018
Consolidated Net Sales.  Net sales decreased $323.8 million or 12.7% (10.8% in constant currency) for fiscal year 2019, as compared to fiscal year 2018. Global watch sales decreased $230.5 million or 11.3% (9.4% in constant currency), with declines in most brands in our portfolio and partially offset by growth in EMPORIO ARMANI. Our leathers business decreased $50.8 million or 17.6% (16.1% in constant currency). Our jewelry category decreased $44.6 million or 26.6% (24.1% in constant currency), mostly as a result of a decrease in sales of MICHAEL KORS branded products during fiscal year 2019 as compared to fiscal year 2018. Our most significant declines were in wholesale watches in the Americas and Europe segments. During fiscal year 2019, sales results were negatively impacted by store closures, less off-price and liquidation sales and licensed brand exits. Global comparable retail sales declined moderately for fiscal year 2019, with negative comparable sales in stores and e-commerce. Double-digit positive international e-commerce comparable sales were more than offset by comparable sales declines in Americas e-commerce and declines in Company full-price stores.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period (dollars in millions):

	Fiscal Year
	2019		2018		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency
	Amounts		Amounts		Dollars
Watches	$1,802.5	81.3%	$2,033.0	80.0%	$(230.5)	(11.3)%	(9.4)%
Leathers	238.6	10.8	289.4	11.4	(50.8)	(17.6)	(16.1)
Jewelry	123.2	5.6	167.8	6.6	(44.6)	(26.6)	(24.1)
Other	53.4	2.3	51.3	2.0	2.1	4.1	6.4
Total net sales	$2,217.7	100.0%	$2,541.5	100.0%	$(323.8)	(12.7)%	(10.8)%
The following table sets forth consolidated net sales by segment and the changes in net sales by segment on both a reported and constant currency basis from period to period (dollars in millions):

	Fiscal Year
	2019		2018		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency
	Amounts		Amounts		Dollars
Americas	$950.0	42.8%	$1,174.5	46.2%	$(224.5)	(19.1)%	(19.0)%
Europe	715.5	32.3	856.3	33.7	(140.8)	(16.4)	(12.8)
Asia	535.1	24.1	505.5	19.9	29.6	5.9	9.0
Corporate	17.1	0.8	5.2	0.2	11.9	228.8	228.8
Total net sales	$2,217.7	100.0%	$2,541.5	100.0%	$(323.8)	(12.7)%	(10.8)%
Americas Net Sales. Americas net sales decreased $224.5 million or 19.1% (19.0% in constant currency), largely driven by decreases in watches. During fiscal year 2019, our multi-brand watch portfolio decreased $167.3 million or 17.9% (17.7% in constant currency), with declines across nearly all brands and the largest decreases in MICHAEL KORS and FOSSIL. Sales also declined due to the termination of the BURBERRY and MARC JACOBS licenses. Our leathers category decreased $26.2 million or 15.3% (15.0% in constant currency), mainly driven by FOSSIL branded products and our jewelry business decreased $25.5 million or 50.7% (50.9% in constant currency), mostly driven by MICHAEL KORS branded product. Within the region, sales declined in the U.S., Mexico and Canada. Comparable retail sales decreased moderately in the region, with negative comparable sales in full price stores, outlet stores and e-commerce.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Americas segment (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2019	2018	Dollars
Watches	$769.6	$936.9	$(167.3)	(17.9)%	(17.7)%
Leathers	145.6	171.8	(26.2)	(15.3)	(15.0)
Jewelry	24.8	50.3	(25.5)	(50.7)	(50.9)
Other	10.0	15.5	(5.5)	(35.5)	(35.5)
Total	$950.0	$1,174.5	$(224.5)	(19.1)%	(19.0)%
Europe Net Sales. During fiscal year 2019, Europe net sales decreased $140.8 million or 16.4% (12.8% in constant currency). Our multi-brand watch portfolio decreased $99.3 million or 15.1% (11.5% in constant currency), our leathers business decreased $20.0 million or 29.7% (26.3% in constant currency) and our jewelry category decreased $18.7 million or 16.8% (13.1% in constant currency) in fiscal year 2019, as compared to fiscal year 2018. During fiscal year 2019, most of the brands in the portfolio declined, driven by weakness in the wholesale channel and retail store closures. Sales decreased in all markets, most notably in the U.K. and Germany. Comparable retail sales were modestly negative during fiscal year 2019, with positive comparable sales in e-commerce more than offset by negative comparable sales in our store concepts.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Europe segment (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2019	2018	Dollars
Watches	$557.5	$656.8	$(99.3)	(15.1)%	(11.5)%
Leathers	47.3	67.3	(20.0)	(29.7)	(26.3)
Jewelry	92.9	111.6	(18.7)	(16.8)	(13.1)
Other	17.8	20.6	(2.8)	(13.6)	(8.7)
Total	$715.5	$856.3	$(140.8)	(16.4)%	(12.8)%
Asia Net Sales. In fiscal year 2019, Asia net sales increased $29.6 million or 5.9% (9.0% in constant currency). Our watch category increased $36.4 million or 8.3% (11.5% in constant currency), our leathers products decreased $4.6 million or 9.1% (6.6% in constant currency), and our jewelry business decreased $0.5 million or 8.5% (6.8% in constant currency). In our watch portfolio, we had strong sales growth in EMPORIO ARMANI products and modest growth in ARMANI EXCHANGE and FOSSIL, while most other brands declined. Fiscal year 2019 sales were negatively impacted by the termination of the MARC JACOBS and BURBERRY licenses. Within the region, we had strong sales growth in mainland China and India, which were partially offset by sales decreases in Taiwan (China), Japan and Australia. For fiscal year 2019, comparable retail sales decreased modestly, with positive comparable sales in our e-commerce business offset by negative comparable sales in our stores.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Asia segment (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2019	2018	Dollars
Watches	$475.4	$439.0	$36.4	8.3%	11.5%
Leathers	45.7	50.3	(4.6)	(9.1)	(6.6)
Jewelry	5.4	5.9	(0.5)	(8.5)	(6.8)
Other	8.6	10.3	(1.7)	(16.5)	(13.6)
Total	$535.1	$505.5	$29.6	5.9%	9.0%
Stores. The following table sets forth the number of stores by concept for the fiscal years ended below:

	December 28, 2019				December 29, 2018
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Accessory stores	85	83	53	221	89	94	53	236
Outlets	114	74	35	223	126	74	40	240
Full priced multi-brand	—	4	3	7	—	5	3	8
Total stores	199	161	91	451	215	173	96	484
During fiscal year 2019, we opened 12 new stores and closed 45 stores. During fiscal year 2020, we anticipate opening approximately 10 additional retail stores and closing approximately 20 stores globally, depending on lease negotiations.
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

Gross Profit. Gross profit in fiscal year 2019 was $1.1 billion or 49.6% of net sales compared to $1.3 billion or 52.7% in fiscal year 2018. The decrease in gross profit of $0.2 billion was primarily due to decreased net sales and a lower gross margin percentage. The gross margin percentage decreased 310 basis points in 2019 compared to fiscal year 2018, largely driven by inventory valuation adjustments, of which $38 million were recorded in fiscal year 2019 primarily for excess levels of older generation connected watches, increased product costs including tariffs and freight and an unfavorable currency impact of approximately 60 basis points. These costs were partially offset by higher margin sales growth in Asia and benefits from our NWF initiatives.
Operating Expenses. For fiscal year 2019, total operating expenses decreased by $149.6 million and, as a percentage of net sales, increased to 50.9%, compared to 50.3% in fiscal year 2018. SG&A expenses were $143.0 million lower in fiscal year 2019 compared to fiscal year 2018 mainly due to corporate and regional infrastructure reductions driven by our NWF initiatives and lower store costs due to store closures. During fiscal year 2019, we incurred restructuring costs of $29.6 million under our NWF initiatives compared with restructuring costs of $46.6 million in fiscal year 2018. We incurred non-cash intangible asset impairment charges of $16.6 million in fiscal year 2019 compared to $6.2 million in fiscal year 2018. The translation of foreign-denominated expenses during fiscal year 2019 decreased operating expenses by approximately $22.3 million as a result of the stronger U.S. dollar. As a percentage of net sales, SG&A expenses increased to 48.8% in fiscal year 2019 as compared to 48.2% in fiscal year 2018.
Consolidated Operating Income (Loss). Operating income (loss) was $(28.4) million in fiscal year 2019, as compared to $62.7 million in the prior fiscal year, primarily driven by decreased sales volume and gross margin rate, partially offset by decreased operating expenses. Within operating expenses, SG&A decreased $143.0 million driven by corporate and regional infrastructure reductions and lower store costs due to store closures, restructuring charges decreased $17.0 million, and trade name impairment increased $10.4 million. The gross margin rate decreased largely driven by (i) inventory valuation adjustments, of which $38 million were recorded in fiscal year 2019, primarily for excess levels of older generation connected watches, (ii) increased product costs, including tariffs and freight and (iii) an unfavorable currency impact of approximately 60 basis points. These costs were partially offset by higher margin sales growth in Asia and benefits from our NWF initiatives. As a percentage of net sales, operating margin decreased to (1.3)% in fiscal year 2019 as compared to 2.5% in fiscal year 2018.
Operating income (loss) by operating segment is summarized as follows (dollars in millions):

	Fiscal Year		Growth (Decline)		Operating Margin %
	2019	2018	Dollars	Percentage	2019	2018
Americas	$66.7	$185.1	$(118.4)	(64.0)%	7.0%	15.8%
Europe	88.3	129.6	(41.3)	(31.9)	12.3	15.1
Asia	101.2	87.5	13.7	15.7	18.9	17.3
Corporate	(284.6)	(339.5)	54.9	(16.2)
Total operating income (loss)	$(28.4)	$62.7	$(91.1)	(145.3)%	(1.3)%	2.5%
Interest Expense. Interest expense decreased by $12.6 million in fiscal year 2019, as a result of a smaller borrowing base.
Other Income (Expense)—Net. During fiscal year 2019, other income (expense) - net was income of $27.0 million compared to loss of $38,000 the prior fiscal year. This change was primarily driven by a $21.6 million gain on the sale of intellectual property to Google and net foreign currency gains during fiscal year 2019 as compared to net losses in the prior fiscal year. Other income in fiscal year 2019 was partially offset by a $3.0 million loss on the extinguishment of debt.
Provision for Income Taxes. Income tax expense for fiscal year 2019 was $18.7 million, resulting in an effective tax rate of (59.6)%, compared to 104.7% in fiscal year 2018. The 2019 effective rate was negatively impacted by the accrual of valuation allowances on U.S. net deferred tax assets and the inclusion of foreign income taxed in the U.S. which was partially offset by certain favorable permanent differences and the release of foreign valuation allowances. The 2018 effective rate was negatively impacted by the accrual of valuation allowances on U.S. and some foreign net deferred tax assets as well as the inclusion of foreign income taxed in the U.S.
Net Income (Loss) Attributable to Fossil Group, Inc. Fiscal year 2019 net income (loss) attributable to Fossil Group, Inc. was a net loss of $1.04 per diluted share in comparison to a net loss of $0.07 per diluted share in the prior fiscal year. Fiscal year 2019 included restructuring charges of $0.47 per diluted share and non-cash intangible asset impairment charges of $0.25 per diluted share. In comparison, fiscal year 2018 included restructuring charges of $0.75 per diluted share and non-cash intangible asset impairment charges of $0.10 per diluted share. Fiscal year 2019 net income (loss) attributable to Fossil Group, Inc. was negatively impacted by a decline in gross margin, partially offset by reduced operating expenses and a $21.6 million gain on the sale of intellectual property to Google in fiscal year 2019. Currencies, including both the translation impact on operating earnings and the impact of foreign currency hedging contracts, unfavorably affected the year-over-year diluted earnings (loss) per share comparison by $0.18.
Fiscal Year 2018 Compared to Fiscal Year 2017

For a discussion of our results of operations in fiscal year 2018 compared to fiscal year 2017, please see Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 filed with the SEC.

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of fiscal year 2019 was $200.2 million, including $189.7 million held by foreign subsidiaries outside the U.S., in comparison to $403.4 million at the end of fiscal year 2018, including $274.6 million held by foreign subsidiaries outside the U.S. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges, strategic investments such as acquisitions and other capital expenditures. We believe that cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for the next twelve months.
For fiscal year 2019, we used $14.2 million of cash to fund our operations. A net loss of $50.0 million and an increase in working capital items of $177.3 million was partially offset by net non-cash items of $213.1 million. Non-cash items primarily consisted of non-cash lease expense of $120.0 million and depreciation, amortization and accretion charges of $54.8 million.
Accounts receivable decreased by 11.7% to $289.7 million at the end of fiscal year 2019 compared to $328.0 million at the end of the prior fiscal year. Average days sales outstanding for our wholesale business for fiscal year 2019 decreased two days as compared to fiscal year 2018.
Inventory at the end of fiscal year 2019 was $452.3 million, representing an increase of 19.8% from the prior fiscal year inventory balance of $377.6 million primarily driven by sales under-performance of older generation connected watches in fiscal year 2019.
At the end of fiscal year 2019, we had working capital of $500.3 million compared to working capital of $652.8 million at the end of the prior fiscal year. Additionally, at the end of fiscal year 2019, we had approximately $26.2 million of outstanding short-term borrowings and $178.8 million in long-term debt.
For the fiscal year ending January 2, 2021, we expect total capital expenditures to be approximately $25 million. Of this amount, we expect approximately 40% will be for retail store expansion and renovation, approximately 30% will be for strategic growth, including investments in omni-channel, global concessions and technology, and approximately 30% will be for technology and facilities maintenance. Our capital expenditure budget and allocation of it to the foregoing investments are estimates and are subject to change. We believe that cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months.
Debt Facilities
On September 26, 2019, we, as the U.S. borrower, and certain of our foreign subsidiaries, as the non-U.S. borrowers, and certain of our other subsidiaries from time to time party thereto designated as borrowers (collectively the “ABL Borrowers”), and certain of our subsidiaries from time to time party thereto as guarantors, entered into the Revolving Facility with JPMorgan Chase Bank, N.A. as administrative agent (the “ABL Agent”), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the “ABL Lenders”). In addition, on September 26, 2019, we, as borrower, entered into a term credit agreement with JPMorgan Chase Bank, N.A. as administrative agent (the “Term Agent”), JPMorgan Chase Bank, N.A., Citizens Bank, National Association and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers and the lenders party thereto (the “Term Loan Lenders”), which was amended on February 20, 2020, by that certain Amendment No. 1 to Term Credit Agreement.
Contemporaneously with entering into the Revolving Facility and the Term Loan Facility, on September 26, 2019, the proceeds of the Revolving Facility and the Term Loan Facility were used to pay off in full the $275.8 million in aggregate outstanding principal amount of the loans, interest, fees, expenses and other obligations under our Second Amended and Restated Credit Agreement, dated as of January 29, 2018 (the “Prior Credit Agreement”). We recorded a loss of $3.0 million in other income (expense) - net during fiscal 2019 for debt issuance costs associated with the Prior Credit Agreement.
The Revolving Facility provides that the ABL Lenders may extend revolving loans in an aggregate principal amount not to exceed $275.0 million at any time outstanding (the “Revolving Credit Commitment”), of which up to $160.0 million is available under a U.S. facility, an aggregate of $70.0 million is available under a European facility, $30.0 million is available under a Hong Kong facility, $10.0 million will be available under a French facility, and $5.0 million is available under a Canadian facility, in each case, subject to the borrowing base availability limitations described below. The Revolving Facility also includes an up to $45.0 million subfacility for the issuance of letters of credit (the “Letters of Credit”). The Revolving

Facility expires and is due and payable on September 26, 2024, provided that, if on the date that is the 121st day prior to the final maturity date of any class or tranche of term loans under the Term Credit Agreement, any such term loans are outstanding on such date, then the maturity date of the Revolving Facility shall be such date. Unless the maturity of the term loans is extended beyond the current maturity date of September 26, 2024, the Revolving Facility will expire and be due and payable on May 28, 2024. The French facility includes a $1.0 million subfacility for swingline loans, and the European facility includes a $7.0 million subfacility for swingline loans. The Revolving Facility is subject to a line cap (the “Line Cap”) equal to the lesser of the total Revolving Credit Commitment and the aggregate borrowing bases under the U.S. facility, the European facility, the Hong Kong facility, the French facility and the Canadian facility. The loans under the Revolving Facility were used to repay the Prior Credit Agreement, as described above, pay transaction expenses and for general corporate purposes. Loans under the Revolving Facility may be made in U.S. dollars, Canadian dollars, euros, Hong Kong dollars or pounds sterling.
The Revolving Facility is an asset-based facility, in which borrowing availability is subject to a borrowing base equal to: (a) with respect to us, the sum of (i) the lesser of (x) 90% of the appraised net orderly liquidation value of eligible U.S. finished goods inventory and (y) 65% of the lower of cost or market value of eligible U.S. finished goods inventory, plus (ii) 85% of the eligible U.S. accounts receivable, plus (iii) 90% of eligible U.S. credit card accounts receivable, minus (iv) the aggregate amount of reserves, if any, established by the ABL Agent; (b) with respect to each non-U.S. borrower (except for the French Borrower), the sum of (i) the lesser of (x) 90% of the appraised net orderly liquidation value of eligible foreign finished goods inventory of such non-U.S. borrower and (y) 65% of the lower of cost or market value of eligible foreign finished goods inventory of such non-U.S. borrower, plus (ii) 85% of the eligible foreign accounts receivable of such non-U.S. borrower, minus (iii) the aggregate amount of reserves, if any, established by the ABL Agent; and (c) with respect to the French Borrower, (i) 85% of eligible French accounts receivable minus (ii) the aggregate amount of reserves, if any, established by the ABL Agent. Not more than 60% of the aggregate borrowing base under the Revolving Facility may consist of the non-U.S. borrowing bases.
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
During any periods (each, a “Covenant Period”) while availability under the Revolving Facility is less than the greater of (x) 15% of the Line Cap and (y) $30.0 million, we will be subject to a financial covenant which requires us to not permit the fixed charge coverage ratio to be less than 1.00 to 1.00 on the first day of such Covenant Period or the last day of each fiscal quarter during such Covenant Period.
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
The Revolving Facility contains customary affirmative and negative covenants and events of default, such as compliance with annual audited and quarterly unaudited financial statements disclosures. Upon an event of default, the ABL Agent will have the right to declare the revolving loans and other obligations outstanding immediately due and payable and all commitments immediately terminated or reduced, subject to cure periods and grace periods set forth in the Revolving Facility.
The Term Loan Facility provides for term loans to us in the aggregate principal amount of $200 million. Proceeds from the Term Loan Facility were reduced by a $12.0 million original issue discount, which is presented as a reduction of the Term Loan Facility on the Company's consolidated balance sheet and is being amortized to interest expense over the life of the term loan. The term loans under the Term Loan Facility bore interest at (a) the adjusted LIBO rate plus 6.50% for Eurodollar loans or (b) the alternate base rate plus 5.50% for alternate base rate loans as of December 28, 2019.  In connection with the amendment entered into on February 20, 2020, the term loans under the Term Loan Facility bear interest at (a) the adjusted LIBO rate plus 8.00% for Eurodollar loans or (b) the alternate base rate plus 7.00% for alternate base rate loans. The Term Loan Facility amortizes in quarterly installments in an aggregate amount equal (x) to 2.50% of its original principal amount until September 30, 2021 and, thereafter, (y) to 3.75% of its original principal amount until June 30, 2024. The Term Loan Facility expires and is due and payable on September 26, 2024, subject to possible extensions.
We are permitted to voluntarily prepay the term loans, in whole or in part, without premium or penalty; provided, that if we voluntarily prepay the term loans prior to February 20, 2022 or if we incur certain indebtedness which results in a mandatory prepayment under the Term Loan Facility prior to February 20, 2022, we are required to pay a prepayment fee of 2.00% with respect to the principal amount prepaid prior to February 20, 2021 and 1.00% with respect to the principal amount prepaid between February 21, 2021 and February 20, 2022. The foregoing prepayment premiums are also payable upon an acceleration of the Term Loan Facility during these periods as well. The Term Loan Facility will be required to be prepaid with the net cash proceeds of certain asset sales, insurance and condemnation events, debt and equity issuances, cash dividends received from certain of our subsidiaries and an annual excess cash flow sweep.
In connection with the amendment entered into on February 20, 2020, the maximum total leverage ratio was revised to increase the maximum total leverage ratio permitted under the covenant from 1.50 to 1.00 as of December 28, 2019 to (i) 2.75 to 1.00 as of the last day of each fiscal quarter ending April 4, 2020, July 4, 2020, October 3, 2020 and January 2, 2021, (ii) 2.25 to 1.00 as of the last day of each fiscal quarter ending April 3, 2021, July 3, 2021 and October 2, 2021, and (iii) 1.50 to 1.00 as of the last day of each subsequent fiscal quarter. The Term Loan Facility also limits the Revolving Credit Commitment under the Revolving Facility to the lesser of the borrowing base or $200.0 million. A payment default under the Revolving Facility triggers a cross default under the Term Loan Facility.

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
The obligations under the Revolving Facility and the Term Loan Facility are governed by a customary intercreditor agreement (the “Intercreditor Agreement”). The Intercreditor Agreement specifies that (i) the Term Loan Facility is secured by (a) a perfected first priority security interest in U.S. fixed assets and (b) a perfected second priority security interest in the U.S. liquid assets and accounts receivable, and (ii) the Revolving Facility is secured by (a) a perfected first priority security interest in the U.S. liquid assets and accounts receivable and (b) a perfected second priority security interest in U.S. fixed assets.
During fiscal year 2019, we had net payments of $200.0 million under the Term Loan Facility and the term loan under the Prior Credit Agreement at an average annual interest rate of 9.9%. Additionally, we had net borrowings of $28.0 million under the Revolving Facility and revolving credit loans under the Prior Agreement during fiscal year 2019 at an average interest rate of 2.4%. As of December 28, 2019, we had $200.0 million outstanding under the Term Loan Facility and $28.0 million outstanding under the Revolving Facility. As of December 28, 2019, we had unamortized debt issuance costs of $14.5 million and an unamortized original issue discount of $11.2 million, which reduce the corresponding debt liability. In addition, we had $2.7 million of outstanding standby Letters of Credit at December 28, 2019. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby Letters of Credit. As of December 28, 2019, we had $120.1 million available for borrowing under the Revolving Facility. Borrowings under the Revolving Facility were mainly used to fund normal operating expenses, capital expenditures, and refinancing activities. At December 28, 2019, we were in compliance with all debt covenants related to all our credit facilities.

Contractual Obligations
The following table identifies our contractual obligations as of December 28, 2019 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations (1)	$228,217	$25,217	$52,500	$150,500	$—
Interest payments on debt (2)	57,542	16,689	26,904	13,949	—
Minimum royalty payments (3)	233,652	133,129	37,164	38,608	24,751
Finance lease obligations (4)	2,508	1,042	1,466	—	—
Operating lease obligations (4)	556,792	116,778	176,331	110,428	153,255
Purchase obligations (5)	333,731	319,043	11,675	3,013	—
Uncertain tax positions (6)	11,441	11,441	—	—	—
Total contractual obligations (7) (8)	$1,423,883	$623,339	$306,040	$316,498	$178,006
____________________________________________

(1)	Consists of borrowings, excluding contractual interest payments, unamortized debt issuance costs of $14.5 million and original issue discount of $11.2 million.

(2)	Consists of estimated interest payments under the Term Loan and Revolving Credit Facility.

(3)
Consists primarily of minimum royalty commitments under exclusive licenses to manufacture watches and jewelry under trademarks not owned by us. However, these minimum royalty commitments do not include amounts owed pursuant to various license and design service agreements under which we are obligated to pay the licensors a percentage of our net sales of these licensed products.

(4)	Payments shown include interest.

(5)	Consists primarily of open non-cancelable purchase orders.

(6)	Management has only included its current ASC 740 liability in the table above. Long-term amounts of $24.2 million have been excluded because the payment timing cannot be reasonably estimated.

(7)	Pension obligations of $18.3 million and deferred compensation liabilities of $4.6 million have been excluded because the payment timing cannot be reasonably estimated.

(8)	The contingent consideration liability of $1.1 million related to Fossil Accessories South Africa Pty. Ltd. has been excluded because the payment timing cannot be reasonably estimated.
Off Balance Sheet Arrangements
We are the guarantor for a 3.0 million Swiss franc credit facility agreement entered into by Swiss Technology Components Ltd. ("STC"), our equity method investee. We are obligated to pay up to 3.3 million Swiss francs in the event of default by STC.
There are no other off balance sheet arrangements other than those disclosed in Note 14—Commitments and Contingencies to our consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Inflation
We do not believe that inflation has had a material effect on our results for fiscal years 2019, 2018 or 2017; however, our business could be affected by inflation in the future.

Selected Quarterly Consolidated Financial Data
The table below sets forth selected quarterly consolidated financial information. The information is derived from our unaudited consolidated financial statements and includes all normal and recurring adjustments that management considers necessary for a fair statement of results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period. Certain line items presented in the tables below, when aggregated, may not agree with the corresponding line items on our consolidated statements of income (loss) and comprehensive income (loss) for fiscal years 2019 and 2018 due to rounding (in thousands, except percentage and per share data).

Fiscal Year 2019	1st Qtr		2nd Qtr	3rd Qtr		4th Qtr
Net sales	$465,268		$501,393	$539,488		$711,563
Gross profit	247,927		265,108	278,542		307,862
Net income (loss)	(11,762)	(1)	(6,609)	(24,938)	(2)	(6,704)
Net income (loss) attributable to noncontrolling interest	480		702	997		174
Net income (loss) attributable to Fossil Group, Inc.	$(12,242)	(1)	$(7,311)	$(25,935)	(2)	$(6,878)
Earnings (loss) per share:
Basic	$(0.25)	(1)	$(0.15)	$(0.51)	(2)	$(0.14)
Diluted	$(0.25)	(1)	$(0.15)	$(0.51)	(2)	$(0.14)
Gross profit as a percentage of net sales	53.3%		52.9%	51.6%		43.3%

Fiscal Year 2018	1st Qtr	2nd Qtr		3rd Qtr	4th Qtr
Net sales	$569,156	$576,583		$608,827	$786,922
Gross profit	287,691	309,009		326,532	416,904
Net income (loss)	(47,505)	(7,237)	(3)	5,922	47,882
Net income (loss) attributable to noncontrolling interest	768	563		916	293
Net income (loss) attributable to Fossil Group, Inc.	$(48,273)	$(7,800)	(3)	$5,006	$47,589
Earnings (loss) per share:
Basic	$(0.99)	$(0.16)	(3)	$0.10	$0.96
Diluted	$(0.99)	$(0.16)	(3)	$0.10	$0.94
Gross profit as a percentage of net sales	50.5%	53.6%		53.6%	53.0%
_______________________________________________
(1) Included a $21.6 million gain, excluding taxes, on the sale of our intellectual property to Google, Inc.
(2) Included a $16.6 million impairment charge, excluding taxes, related to our Skagen trade name.
(3) Included a $6.2 million impairment charge, excluding taxes, related to our Skagen trade name.

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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the euro and, to a lesser extent, the Australian dollar, British pound, Canadian dollar, Chinese yuan, Danish krone, Hong Kong dollar, Indian rupee, Japanese yen, South Korean won, Malaysian ringgit, Mexican peso, Norwegian kroner, Singapore dollar, Swedish krona, Swiss franc and Taiwanese dollar. Due to our dependence on manufacturing operations in China, changes in the value of the Chinese yuan may have a material impact on our supply channels and manufacturing costs, including component and assembly costs. Due to our vertical nature whereby a significant portion of goods are sourced from our owned entities, we also have foreign currency risk relating to the settlement of intercompany inventory transactions.
We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in fiscal year 2019 and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.
The following table shows our outstanding forward contracts designated as cash flow hedges for intercompany inventory transactions (in millions) at December 28, 2019 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	106.0	U.S. dollar	122.7	March 2021
Canadian dollar	41.4	U.S. dollar	31.3	March 2021
British pound	13.6	U.S. dollar	17.7	March 2021
Japanese yen	1,320.5	U.S. dollar	12.4	March 2021
Mexican peso	167.8	U.S. dollar	8.4	June 2020
Australian dollar	6.7	U.S. dollar	4.6	June 2020
U.S. Dollar	18.7	Japanese Yen	1,985.0	March 2021
If we were to settle our euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S. dollar based forward contracts hedging intercompany inventory transactions as of December 28, 2019, the net result would have been a net gain of approximately $1.4 million, net of taxes. As of December 28, 2019, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $23.3 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of December 28, 2019, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $54.6 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of December 28, 2019, a 100 basis point increase in interest rates would increase annual interest expense by approximately $2.0 million.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fossil Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fossil Group, Inc. and subsidiaries (the "Company") as of December 28, 2019 and December 29, 2018, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 13 to the financial statements, effective December 30, 2018, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective approach.
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
February 27, 2020

We have served as the Company's auditor since 1988.

FOSSIL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
IN THOUSANDS

	December 28, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$200,218	$403,373
Accounts receivable-net	289,744	328,022
Inventories	452,278	377,622
Prepaid expenses and other current assets	117,218	149,552
Total current assets	1,059,458	1,258,569
Property, plant and equipment-net	151,500	183,203
Operating lease right-of-use assets	288,166	—
Intangible and other assets-net	105,608	133,426
Total long-term assets	545,274	316,629
Total assets	$1,604,732	$1,575,198
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$172,191	$169,561
Short-term and current portion of long-term debt	26,228	126,427
Accrued expenses:
Current operating lease liabilities	68,838	—
Compensation	51,573	76,467
Royalties	28,427	30,582
Customer liabilities	80,803	71,252
Transaction taxes	25,683	32,438
Other	76,209	70,614
Income taxes payable	29,228	28,462
Total current liabilities	559,180	605,803
Long-term income taxes payable	31,284	28,110
Deferred income tax liabilities	2,097	2,439
Long-term debt	178,796	269,788
Long-term operating lease liabilities	288,689	—
Other long-term liabilities	40,845	80,427
Total long-term liabilities	541,711	380,764
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, 50,516 and 49,518 shares issued and outstanding at December 28, 2019 and December 29, 2018, respectively	505	495
Additional paid-in capital	283,371	268,113
Retained earnings	299,793	381,626
Accumulated other comprehensive income (loss)	(80,615)	(64,691)
Total Fossil Group, Inc. stockholders' equity	503,054	585,543
Noncontrolling interest	787	3,088
Total stockholders' equity	503,841	588,631
Total liabilities and stockholders' equity	$1,604,732	$1,575,198
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2019	2018	2017
Net sales	$2,217,712	$2,541,488	$2,788,163
Cost of sales	1,118,274	1,201,351	1,429,324
Gross profit	1,099,438	1,340,137	1,358,839
Operating expenses:
Selling, general and administrative expenses	1,081,572	1,224,584	1,327,816
Goodwill and trade name impairments	16,613	6,212	407,128
Restructuring charges	29,636	46,630	48,171
Total operating expenses	1,127,821	1,277,426	1,783,115
Operating income (loss)	(28,383)	62,711	(424,276)
Interest expense	29,932	42,503	43,214
Other income (expense) - net	26,984	(38)	13,736
Income (loss) before income taxes	(31,331)	20,170	(453,754)
Provision for income taxes	18,681	21,108	19,805
Net income (loss)	(50,012)	(938)	(473,559)
Less: Net income attributable to noncontrolling interest	2,353	2,540	4,613
Net income (loss) attributable to Fossil Group, Inc.	$(52,365)	$(3,478)	$(478,172)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(5,606)	$(10,369)	$37,368
Cash flow hedges - net change	(5,599)	20,673	(20,448)
Pension plan activity	(4,719)	3,267	2,235
Total other comprehensive income (loss)	(15,924)	13,571	19,155
Total comprehensive income (loss)	(65,936)	12,633	(454,404)
Less: Comprehensive income attributable to noncontrolling interest	2,353	2,540	4,613
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(68,289)	$10,093	$(459,017)
Earnings (loss) per share:
Basic	$(1.04)	$(0.07)	$(9.87)
Diluted	$(1.04)	$(0.07)	$(9.87)
Weighted average common shares outstanding:
Basic	50,230	49,196	48,468
Diluted	50,230	49,196	48,468
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AMOUNTS IN THOUSANDS

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Fossil Group, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
Balance, December 31, 2016	48,269	$483	$213,352	$—	$887,825	$(95,424)	$1,006,236	$9,202	$1,015,438
Common stock issued upon exercise of stock options and stock appreciation rights	467	4	(4)	—	—	—	—	—	—
Acquisition of common stock	—	—	126	(1,344)	—	—	(1,218)	—	(1,218)
Retirement of common stock	(93)	(1)	(1,343)	1,344	—	—	—	—	—
Stock-based compensation	—	—	31,604	—	—	—	31,604	—	31,604
Net income (loss)	—	—	—	—	(478,172)	—	(478,172)	4,613	(473,559)
Other comprehensive income (loss)	—	—	—	—	—	19,155	19,155	—	19,155
Purchase of noncontrolling interest shares	—	—	(1,472)	—	—	—	(1,472)	(4,979)	(6,451)
Distribution of noncontrolling interest earnings and other	—	—	—	—	—	—	—	(4,022)	(4,022)
Balance, December 30, 2017	48,643	$486	$242,263	$—	$409,653	$(76,269)	$576,133	$4,814	$580,947
Common stock issued upon exercise of stock options and stock appreciation rights and restricted stock units	1,055	11	287	—	—	—	298	—	298
Acquisition of common stock	—	—	—	(2,856)	—	—	(2,856)	—	(2,856)
Retirement of common stock	(180)	(2)	(2,854)	2,856	—	—	—	—	—
Stock-based compensation	—	—	28,376	—	—	—	28,376	—	28,376
Net income (loss)	—	—	—	—	(3,478)	—	(3,478)	2,540	(938)
Other comprehensive income (loss)	—	—	—	—	—	13,571	13,571	—	13,571
Distribution of noncontrolling interest earnings and other	—	—	41	—	—	—	41	(4,266)	(4,225)
Adoption of Accounting Standards Update ("ASU") 2014-09	—	—	—	—	(26,542)	—	(26,542)	—	(26,542)
Adoption of ASU 2018-02	—	—	—	—	1,993	(1,993)	—	—	—
Balance, December 29, 2018	49,518	$495	$268,113	$—	$381,626	$(64,691)	$585,543	$3,088	$588,631
Common stock issued upon exercise of stock options and stock appreciation rights and restricted stock units	1,302	13	157	—	—	—	170	—	170
Acquisition of common stock	—	—	—	(4,197)	—	—	(4,197)	—	(4,197)
Retirement of common stock	(304)	(3)	(4,194)	4,197	—	—	—	—	—
Stock-based compensation	—	—	19,064	—	—	—	19,064	—	19,064
Net income (loss)	—	—	—	—	(52,365)	—	(52,365)	2,353	(50,012)
Other comprehensive income (loss)	—	—	—	—	—	(15,924)	(15,924)	—	(15,924)
Purchase of noncontrolling interest shares	—	—	231	—	—	—	231	(793)	(562)
Distribution of noncontrolling interest earnings and other	—	—	—	—	—	—	—	(3,861)	(3,861)
Adoption of ASU 2016-02	—	—	—	—	(29,468)	—	(29,468)	—	(29,468)
Balance, December 28, 2019	50,516	$505	$283,371	$—	$299,793	$(80,615)	$503,054	$787	$503,841

See notes to consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
AMOUNTS IN THOUSANDS

Fiscal Year	2019	2018	2017
Operating Activities:
Net income (loss)	$(50,012)	$(938)	$(473,559)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	54,792	67,584	80,973
Non-cash lease expense	120,011	—	—
Stock-based compensation	15,845	23,044	30,400
Decrease (increase) in allowance for returns and markdowns	15,752	(13,987)	(336)
(Gain) loss on disposal of assets	(4,584)	656	2,510
Property, plant and equipment and other long-lived asset impairment losses	8,660	2,039	3,213
Goodwill and trade name impairment losses	16,613	6,212	407,128
Non-cash restructuring charges	5,196	6,252	10,684
Equity method investment losses	371	558	460
Bad debt expense	2,921	8,921	7,140
Loss on extinguishment of debt	3,044	718	1,029
Debt discount and debt issuance costs amortization	4,621	3,714	3,724
Deferred income taxes and other	(6,416)	6,435	(47,215)
Gain on asset divestitures	(23,134)	—	(1,750)
Contingent consideration remeasurement	(601)	(3,381)	—
Changes in operating assets and liabilities:
Accounts receivable	30,940	68,308	14,367
Inventories	(78,135)	153,445	6,829
Prepaid expenses and other current assets	10,994	(15,356)	13,509
Accounts payable	4,862	(38,365)	34,864
Accrued expenses	(150,519)	(13,477)	52,761
Income taxes	4,570	(14,243)	32,811
Net cash (used in) provided by operating activities	(14,209)	248,139	179,542
Investing Activities:
Additions to property, plant and equipment	(20,894)	(17,961)	(25,520)
(Increase) decrease in intangible and other assets	(3,252)	1,626	(1,639)
Proceeds from the sale of property, plant, equipment	1,255	717	548
Proceeds from asset divestitures	41,570	—	1,750
Net cash provided by (used in) investing activities	18,679	(15,618)	(24,861)
Financing Activities:
Acquisition of common stock	(4,197)	(2,856)	(1,218)
Distribution of noncontrolling interest earnings and other	(3,861)	(4,224)	(4,022)
Purchase of noncontrolling interest shares	(562)	—	—
Debt borrowings	685,332	811,007	2,128,181
Debt payments	(870,552)	(857,474)	(2,318,246)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	(1,169)	(1,947)	—
Debt issuance costs and other	(13,477)	(7,163)	(6,405)
Net cash used in financing activities	(208,486)	(62,657)	(201,710)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	882	9,364	(19,178)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(203,134)	179,228	(66,207)
Cash and cash equivalents, and restricted cash:
Beginning of year	410,883	231,655	297,862
End of year	$207,749	$410,883	$231,655
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
Consolidated Financial Statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its subsidiaries (the "Company"). The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion accessories on a global basis. The Company's products are sold primarily through department stores, specialty retailers, Company-owned retail stores and commercial websites worldwide. The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to fiscal years 2019, 2018 and 2017 are for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively. All intercompany balances and transactions are eliminated in consolidation.
Use of Estimates is required in the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to product returns, bad debt, inventories, long-lived asset impairment, impairment of trade names, income taxes, warranty costs and litigation liabilities. Management bases its estimates and judgments on historical experience and on various other factors that it believes are reasonable under the circumstances. Management estimates form the basis for making judgments about the carrying value of the assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

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
A significant portion of sales of the Company's products are supplied by manufacturers located outside of the U.S., primarily in Asia. While the Company is not dependent on any single manufacturer outside the U.S., the Company could be adversely affected by political, economic or other disruptions affecting the business or operations of third-party manufacturers located outside of the U.S. In fiscal year 2019, 47% of the Company's global watch production was assembled or procured through wholly or majority-owned factories.
The Company has entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of products bearing the brand names of certain globally recognized fashion companies. Sales of the Company's licensed products amounted to 45.7%, 46.6% and 47.0% of the consolidated net sales for fiscal years 2019, 2018 and 2017, respectively, of which MICHAEL KORS® product sales accounted for 19.2%, 22.6% and 22.6% of the consolidated net sales for fiscal years 2019, 2018 and 2017, respectively and EMPORIO ARMANI® product sales accounted for 15.2%, 12.0% and 9.7% of the consolidated net sales for fiscal years 2019, 2018 and 2017, respectively.
Cash Equivalents are considered all highly liquid investments with original maturities of three months or less.
Restricted Cash was comprised primarily of restricted cash balances for pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of December 28, 2019, December 29, 2018 and December 30, 2017 that are presented in the consolidated statement of cash flows (in thousands):

	December 28, 2019	December 29, 2018	December 30, 2017
Cash and cash equivalents	$200,218	$403,373	$231,244
Restricted cash included in prepaid expenses and other current assets	30	31	34
Restricted cash included in intangible and other assets-net	7,501	7,479	377
Cash, cash equivalents and restricted cash	$207,749	$410,883	$231,655

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable at the end of fiscal years 2019 and 2018 are stated net of doubtful accounts of approximately $13.2 million and $14.0 million, respectively.
Inventories are stated at the lower of cost and net realizable value, including any applicable duty and freight charges. Inventory held at consignment locations is included in the Company's finished goods inventory, and at the end of fiscal years 2019 and 2018, was $51.0 million and $43.7 million, respectively.
Investments in which the Company has significant influence over the investee are accounted for utilizing the equity method. If the Company does not have significant influence over the investee, the cost method is utilized. The Company's cost method investment was $0.5 million at the end of both fiscal years 2019 and 2018.
Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using the Company's incremental borrowing rate, adjusted for the lease term and lease country, unless the implicit rate is readily determinable. Lease assets also include any upfront lease payments made and are reduced by lease incentives. Some lease terms include options to extend or terminate the lease and they are included in the measurement of the lease assets and lease liabilities if the Company is reasonably certain that those options will be exercised. Variable lease payments are expensed as incurred and include certain index-based changes in rent and certain non-lease components such as maintenance and other services provided by the lessor to the extent the charges are variable. The Company evaluates contractual arrangements at inception to determine if individual agreements are a lease or contain an identifiable lease component as defined by Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"). When evaluating contracts to determine appropriate classification and recognition under ASC 842, significant judgment may be necessary to determine, among other criteria, if an embedded leasing arrangement exists, the length of the term, classification as either an operating or financing lease and whether renewal or termination options are reasonably certain to be exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease agreements with lease and non-lease components are combined as a single lease component for all classes of underlying assets. The depreciable life of lease assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Lease assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. In fiscal year 2019, lease impairment losses of $7.9 million and $1.7 million were recorded in selling, general, and administrative ("SG&A") and restructuring charges, respectively.
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
Property, plant and equipment are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Property, plant and equipment impairment losses of underperforming Company-owned retail stores of approximately $0.7 million, $1.9 million and $1.3 million were recorded in SG&A and impairment losses of approximately $0.6 million, $1.7 million and $8.0 million were recorded in restructuring charges in fiscal years 2019, 2018 and 2017, respectively. Additionally, in fiscal years 2019, 2018 and 2017, the Company recorded non-impairment losses related to the disposal of property, plant and equipment of $0.5 million, $0.6 million and $0.4 million, respectively, included in restructuring charges in the Company’s consolidated statements of income (loss) and comprehensive income (loss).
Goodwill and Other Intangible Assets include trademarks, trade names, developed technology, customer lists and patents. Trademarks, trade names with finite lives, developed technology, customer lists and patents are amortized using the straight-line method over their estimated useful lives, which are generally three to 20 years. Indefinite-lived trade names are evaluated for impairment annually as of the end of the fiscal year. Additionally, if events or conditions were to indicate an indefinite-lived trade name may not be recoverable, the Company would evaluate the asset for impairment at that time. Impairment testing compares the carrying amount of an intangible asset with its fair value. When the carrying amount of an intangible asset exceeds its fair value, an impairment charge is recorded.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of the Company's SKAGEN® and MICHELE® trade names were estimated using the relief from royalty method. During fiscal 2019, the SKAGEN trade name with a carrying amount of $21.1 million was written down to its implied fair value of $4.5 million, resulting in a pre-tax impairment charge of $16.6 million. Concurrent with the impairment testing, the Company determined the trade name would no longer have an indefinite useful life. In fiscal year 2018, an impairment charge of $6.2 million was recorded related to the SKAGEN trade name. For fiscal year 2019, a discount rate of 10.2% and a royalty rate of 5% were used to estimate the MICHELE trade name fair value. No impairment charges were recorded to the MICHELE trade name during fiscal years 2019 or 2018. In fiscal year 2017, impairment charges of $28.3 million, $11.8 million and $7.6 million were recorded related to the SKAGEN, MISFIT® and MICHELE trade names, respectively.
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
Foreign Transaction Gains and Losses are those changes in exchange rates of currencies not considered the functional currency that affects cash flows and the related receivables or payables. The Company incurred net foreign currency transaction gains (losses) of approximately $3.9 million, $(5.8) million and $7.8 million for fiscal years 2019, 2018 and 2017, respectively. These net gains (losses) have been included in other income (expense)—net in the Company's consolidated statements of income (loss) and comprehensive income (loss).
Revenues from sales of the Company's products, including those that are subject to inventory consignment agreements, are recognized when control of the product is transferred to the customer and in an amount that reflects the consideration the Company expects to be entitled in exchange for the product. The Company accepts limited returns from customers. The Company continually monitors returns and maintains a provision for estimated returns based upon historical experience and any specific issues identified. Product returns are accounted for as reductions to revenue and cost of sales and increases to customer liabilities and other current assets to the extent the returned product is resalable. While returns have historically been within management's expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that the Company's products are performing poorly in the retail market and/or it experiences product damages or defects at a rate significantly higher than the historical rate, the resulting returns could have an adverse impact on the operating results for the period or periods in which such returns occur. The Company recorded an estimated returns provision of approximately $77.5 million and $67.1 million in accrued expenses as of the end of fiscal years 2019 and 2018, respectively. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales. See Note 2—Revenue, for more information regarding the Company's revenue recognition policy.
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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Advertising Costs for in-store and media advertising as well as co-op advertising, catalog costs, product displays, show/exhibit costs, advertising royalties related to the sales of licensed brands, internet costs associated with affiliation fees, printing, sample costs and promotional allowances are expensed as incurred within SG&A. Advertising costs were $171.0 million, $181.0 million and $207.1 million for fiscal years 2019, 2018 and 2017, respectively.
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
Research and Development Costs are incurred primarily through the Company's in-house engineering team and also through some outside consulting and labor and consist primarily of personnel-related expenses, tooling and prototype materials and overhead costs. The Company’s research and development ("R&D") expenses are related to designing and developing new products and features and improving existing products. The Company's R&D expenses are recorded in SG&A and were $32.4 million, $38.2 million and $42.8 million in fiscal years 2019, 2018 and 2017, respectively.

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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands except per share data):

Fiscal Year	2019	2018	2017
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(52,365)	$(3,478)	$(478,172)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	50,230	49,196	48,468
Basic EPS	$(1.04)	$(0.07)	$(9.87)
Diluted EPS computation:
Basic weighted average common shares outstanding	50,230	49,196	48,468
Diluted weighted average common shares outstanding	50,230	49,196	48,468
Diluted EPS	$(1.04)	$(0.07)	$(9.87)

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Approximately 3.4 million, 5.1 million and 4.6 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in fiscal years 2019, 2018 and 2017, respectively, because they were antidilutive, including approximately 0.6 million, 1.2 million and 1.2 million weighted performance-based shares in fiscal years 2019, 2018 and 2017, respectively.
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
The Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Cuts and Jobs Act (the "Tax Act") requiring the inclusion of certain foreign earnings in U.S. taxable income first applied in fiscal year 2018. The GILTI tax was accounted for as incurred under the period cost method. The Company's valuation allowance analysis is affected by various aspects of the Tax Act, including the new limitation on the deductibility of interest expense and the impact of GILTI. Those adjustments may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made.
Recently Issued Accounting Standards
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in Income Taxes (Topic 740). It also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not expect this standard to have a material impact on the Company's consolidated results of operations or financial position.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) ("ASU 2018-15"). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The standard will not have a material impact on the Company's consolidated results of operations or financial position.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 modifies the measurement of expected credit losses of certain financial instruments, including trade receivables. The estimate of expected credit losses will require the consideration of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The standard will not have a material impact on the Company's consolidated results of operations or financial position.

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
Adoption of ASU 2016-02 resulted in recording right-of-use ("ROU") lease assets of $370.3 million which were written down to $327.3 million as a result of $43.0 million of previous store impairment, excluding taxes, and lease liabilities of $390.6 million as of December 30, 2018. The Company recognized a cumulative-effect adjustment to the opening balance of retained earnings of approximately $29.5 million as of December 30, 2018 as a result of previous store impairment and a previous sale leaseback transaction, net of tax effects. Under ASC 840, the gain on the sale leaseback transaction was deferred over the lease term; however under ASC 842, the gain is recognized at the time of sale. Accordingly, a retained earnings adjustment to recognize the remaining gain was recorded upon the adoption of ASC 842. The standard did not have a material impact on the Company's consolidated results of operations or cash flows. See "Note 13—Leases" for additional lease disclosures.
In August 2017, the FASB issued ASU 2017-12. ASU 2017-12 amends and simplifies hedge accounting guidance in order to enable entities to better portray the economics of their risk management activities. The Company adopted ASU 2017-12 on the first day of fiscal year 2019. Adoption resulted in $9.9 million of net gains being recorded in cost of sales for fiscal year 2019 which would have been recognized in other income (expense) - net under previous accounting guidance.
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
Returns. The Company accepts limited returns from customers. The Company continually monitors returns and maintains a provision for estimated returns based upon historical experience and any specific issues identified. Product returns are accounted for as reductions to revenue, cost of sales, customer liabilities and an increase to other current assets to the extent the returned product is resalable. While returns have historically been within management's expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that the Company's products are performing poorly in the retail market and/or it experiences product damages or defects at a rate significantly higher than the historical rate, the resulting returns could have an adverse impact on the operating results for the period or periods in which such returns occur.
Cooperative Advertising. The Company participates in cooperative advertising programs with its major retail customers, whereby the Company shares the cost of certain of their advertising and promotional expenses. Certain advertising expenses which are not considered separate performance obligations are recorded as sales discounts. All other cooperative advertising expenses are recorded in SG&A.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Licensing Income. In fiscal year 2018, the Company entered into a seven year agreement to provide hybrid smartwatch technology and related support to its customer, Citizen Watch Co, Ltd. The Company determined the material rights in the contract, which include the infrastructure setup to design and manufacture hybrid watches, are one performance obligation. The contract contains fixed consideration related to upfront setup and access to the technology. The contract also contains variable consideration related to maintenance and royalties. The total variable consideration was estimated using a probability-weighted range of possible consideration amounts. The transfer of services takes place at varying times over the duration of the contract. The Company uses the input method, using projected labor hours as its measure of progress, to recognize revenue associated with this contract. The Company has determined the input method best reflects the Company's progress towards the completion of its performance obligation. When this input method is applied, the allocation of revenue is mostly recorded early in the agreement, when the specialization and setup work is being performed, as opposed to later on in the agreement when only the regular ongoing services are provided.
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	Fiscal Year 2019
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches	$769,581	$557,460	$475,361	$79	$1,802,481
Leathers	145,632	47,308	45,679	—	238,619
Jewelry	24,826	92,935	5,416	—	123,177
Other	9,926	17,791	8,700	17,018	53,435
Consolidated	$949,965	$715,494	$535,156	$17,097	$2,217,712

Timing of Revenue Recognition
Revenue recognized at a point in time	$947,353	$714,056	$534,403	$6,145	$2,201,957
Revenue recognized over time	2,612	1,438	753	10,952	15,755
Consolidated	$949,965	$715,494	$535,156	$17,097	$2,217,712

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2018
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches	$936,875	$656,948	$439,029	$169	$2,033,021
Leathers	171,808	67,264	50,313	—	289,385
Jewelry	50,266	111,603	5,906	—	167,775
Other	15,558	20,476	10,225	5,048	51,307
Consolidated	$1,174,507	$856,291	$505,473	$5,217	$2,541,488

Timing of Revenue Recognition
Revenue recognized at a point in time	$1,172,200	$855,219	$504,956	$4,477	$2,536,852
Revenue recognized over time	2,307	1,072	517	740	4,636
Consolidated	$1,174,507	$856,291	$505,473	$5,217	$2,541,488

Contract Balances. As of December 28, 2019, the Company had no material contract assets on the consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $13.4 million and $21.8 million as of December 28, 2019 and December 29, 2018, respectively, related to remaining performance obligations on licensing income, (ii) $5.3 million and $6.2 million as of December 28, 2019 and December 29, 2018, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $3.3 million and $3.8 million as of December 28, 2019 and December 29, 2018, respectively, related to gift cards issued.
Shipping and Handling Fees. The Company accounts for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.
3. Inventories
Inventories consisted of the following (in thousands):

At Fiscal Year End	2019	2018
Components and parts	$35,626	$28,183
Work-in-process	11,034	9,458
Finished goods	405,618	339,981
Inventories	$452,278	$377,622

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fiscal Year	2019	2018	2017
Beginning balance	$22,807	$19,405	$15,421
Settlements in cash or kind	(18,073)	(15,197)	(15,177)
Warranties issued and adjustments to preexisting warranties(1)	18,361	18,599	19,161
Ending balance	$23,095	$22,807	$19,405
____________________________________________

(1)	Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

At Fiscal Year End	2019	2018
Prepaid royalties	$22,258	$43,074
Prepaid taxes and tax receivables	34,712	37,587
Other receivables	10,581	7,092
Forward contracts	3,327	9,232
Inventory returns	22,402	23,509
Prepaid rent	429	7,700
Property held for sale	—	1,135
Short term deposits	1,530	876
Other	21,979	19,347
Prepaid expenses and other current assets	$117,218	$149,552

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property, Plant and Equipment
Property, plant and equipment—net consisted of the following (in thousands):

At Fiscal Year End	2019	2018
Land	$7,579	$7,736
Buildings	37,012	37,766
Machinery and equipment	39,756	39,583
Furniture and fixtures	96,940	102,141
Computer equipment and software	235,757	243,490
Leasehold improvements	192,114	198,703
Construction in progress	7,255	7,103
	616,413	636,522
Less accumulated depreciation and amortization	464,913	453,319
Property, plant and equipment-net	$151,500	$183,203

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible and Other Assets
Intangible and other assets-net consisted of the following (in thousands):

		2019		2018
At Fiscal Year End	Useful Lives	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,612	$2,993	$4,293	$3,859
Customer lists	5 - 10 yrs.	52,517	44,013	52,635	38,028
Patents	3 - 20 yrs.	2,308	1,937	2,310	2,154
Developed technology	7 yrs.	2,193	548	36,100	15,471
Trade name	6 yrs.	4,502	188	—	—
Other	7 - 20 yrs.	383	272	261	247
Total intangibles-subject to amortization		65,515	49,951	95,599	59,759
Intangibles-not subject to amortization:
Trade names		11,315		32,427
Other assets:
Other deposits		18,558		19,641
Deferred compensation plan assets		5,243		4,442
Deferred tax asset-net		38,275		23,695
Restricted cash		7,501		7,479
Tax receivable		6,507		7,060
Investments		500		500
Other		2,145		2,342
Total other assets		78,729		65,159
Total intangible and other assets		$155,559	$49,951	$193,185	$59,759
Total intangible and other assets-net			$105,608		$133,426

During fiscal year 2019, the Company impaired the SKAGEN trade name down to the implied fair value of $4.5 million, as a result of a continued decline in performance throughout fiscal year 2019 and a challenging market dynamic that is not expected to improve in the near-term. Concurrent with the impairment testing, the Company determined the trade name would no longer have an indefinite useful life. As a result of the change in estimate, the useful life of the trade name changed from indefinite to definite, and the trade name will be fully amortized on a straight-line basis over the estimated useful life of 6 years.
Amortization expense for intangible assets was approximately $7.1 million, $11.9 million and $13.5 million for fiscal years 2019, 2018 and 2017, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2020	$6,833
2021	3,003
2022	2,127
2023	1,085
2024	1,068
Thereafter	1,448

On January 16, 2019, the Company sold intellectual property related to a smartwatch technology under development by the Company to Google, Inc. for a cash purchase price of $40.0 million. As a result of the sale, the Company reduced intangible

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets by $18.4 million and recorded a gain of $21.6 million in other income (expense) - net in the Company's consolidated statements of income (loss) and comprehensive income (loss).

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
If the cash flow hedge relationship is terminated, the derivative's gains or losses that are recorded in accumulated other comprehensive income (loss) will be immediately recognized in earnings. There were no gains or losses reclassified into earnings for fiscal years 2019 or 2018 and a gain of $0.2 million for fiscal year 2017 was recognized as a result of the discontinuance of cash flow hedges.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 28, 2019, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	106.0	U.S. dollar	122.7
Canadian dollar	41.4	U.S. dollar	31.3
British pound	13.6	U.S. dollar	17.7
Japanese yen	1,320.5	U.S. dollar	12.4
Mexican peso	167.8	U.S. dollar	8.4
Australian dollar	6.7	U.S. dollar	4.6
U.S. dollar	18.7	Japanese Yen	1,985.0

Non-designated Hedges.    The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of December 28, 2019, the Company had non-designated forward contracts of approximately $1.5 million on 22.6 million rand, and as of December 29, 2018, the Company had non-designated forward contracts of approximately $1.2 million on 17.5 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The effective portion of gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during fiscal years 2019, 2018 and 2017 are set forth below (in thousands):

Fiscal Year	2019	2018	2017
Cash flow hedges:
Forward contracts	$6,060	$18,044	$(25,088)
Interest rate swaps	—	—	278
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$6,060	$18,044	$(24,810)

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table illustrates the effective portion of gains and losses on derivative instruments recorded in other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during fiscal years 2019, 2018 and 2017 (in thousands):

Derivative Instruments	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Forward contracts designated as cash flow hedging instruments	Cost of sales (1)	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$9,939	$—	$—
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$1,720	$(2,629)	$(4,297)
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(88)	$244	$(652)
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$—	$—	$(260)
Interest rate swap not designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) recognized in income	$—	$67	$—
Interest rate swap not designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$—	$—	$195

_______________________________________________
(1) The adoption of ASU 2017-12 resulted in net gains being recorded in cost of sales for fiscal year 2019 which would have been recognized in other income (expense) - net under previous accounting guidance.
The following table discloses the fair value amounts for the Company's derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	December 28, 2019		December 29, 2018		December 28, 2019		December 29, 2018
	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$3,327	Prepaid expenses and other current assets	$9,217	Accrued expenses-other	$1,657	Accrued expenses-other	$660
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	15	Accrued expenses-other	63	Accrued expenses-other	—
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	21	Intangible and other assets-net	453	Other long-term liabilities	104	Other long-term liabilities	70
Total		$3,348		$9,685		$1,824		$730

The following table summarizes the effects of the Company's derivative instruments on earnings (in thousands):

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Effect of Derivative Instruments
	Fiscal Year 2019		Fiscal Year 2018
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$1,118,274	$26,984	$1,201,351	$(38)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	9,939	1,720	—	(2,629)

At the end of fiscal year 2019, the Company had forward contracts designated as cash flow hedges with maturities extending through March 2021. As of December 28, 2019, an estimated net gain of $1.5 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 28, 2019 (in thousands):

	Fair Value at December 28, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$3,348	$—	$3,348
Deferred compensation plan assets:
Investment in publicly traded mutual funds	5,243	—	—	5,243
Total	$5,243	$3,348	$—	$8,591
Liabilities:
Contingent consideration	$—	$—	$1,141	$1,141
Forward contracts	—	1,824	—	1,824
Total	$—	$1,824	$1,141	$2,965

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
As of December 28, 2019 and December 29, 2018, the fair value of the Company's debt approximated its carrying amount. The fair value of debt was obtained using observable market inputs.
Operating lease right-of-use assets with a carrying amount of $18.3 million and property, plant and equipment—net with a carrying amount of $1.8 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $8.7 million and $0.5 million, respectively, resulting in total impairment charges of $10.9 million for fiscal year 2019.
The fair values of operating lease right-of-use assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $10.9 million impairment expense, $5.0 million, $3.4 million and $0.2 million were recorded in SG&A in the Americas, Europe and Asia segments, respectively and $1.9 million and $0.4 million were recorded in restructuring charges in the Americas and Europe segments, respectively.
In fiscal year 2018, property, plant and equipment—net with a carrying amount of $3.8 million related to retail store leasehold improvements and fixturing was written down to a fair value of $0.2 million and related key money in the amount of $0.2 million was deemed not recoverable, resulting in total impairment charges of $3.8 million for fiscal year 2018.
The fair value of trade names are measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discounts rates and implied royalty rates. Trade name impairment charges are recorded in the Corporate cost area. See Note 1—Significant Accounting Policies for additional disclosures about trade name impairment.
In fiscal year 2019, the SKAGEN trade name with a carrying amount of $21.1 million was written down to its implied fair value of $4.5 million, resulting in a pre-tax impairment charge of $16.6 million.
In fiscal year 2018, the SKAGEN trade name with a carrying amount of $27.3 million was written down to its implied fair value of $21.1 million, resulting in a pre-tax impairment charge of $6.2 million.
The fair value of the contingent consideration liability related to Fossil Accessories South Africa Pty. Ltd. (‘‘Fossil South Africa’’) was determined using Level 3 inputs. See Note 15—Stockholders' Equity for additional disclosures about the equity transaction. The contingent consideration is based on Fossil South Africa's projected earnings and dividends through fiscal year 2020 with the final payments expected the following year. A discount rate of 14% was used to calculate the present value of the contingent consideration. The present value of the contingent consideration liability was valued at $1.1 million as of December 28, 2019.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Debt
The Company's debt consisted of the following, excluding finance lease obligations, (in millions):

	December 28, 2019	December 29, 2018
U.S. revolving line of credit (1)	$20.1	$—
U.S. term loan(2)	182.2	392.3
Other international	0.2	0.4
Total debt	$202.5	$392.7
Less current portion	25.2	125.4
Long-term debt	$177.3	$267.3
___________________________________________

(1)	Net of debt issuance costs of $7.9 million at December 28, 2019

(2)	Net of debt issuance costs and original issue discount of $6.6 million and $11.2 million, respectively at December 28, 2019. Net of debt issuance costs of $7.7 million at December 29, 2018.

U.S.-Based. On September 26, 2019, the Company and Fossil Partners L.P., as the U.S. borrowers (the “U.S. Borrowers”), and Fossil Group Europe GmbH (the “Swiss Borrower”), Fossil Asia Pacific Limited (the “Hong Kong Borrower”), Fossil (Europe) GmbH (the “German Borrower”), Fossil (UK) Limited (the “UK Borrower”) and Fossil Canada Inc. (the “Canadian Borrower”), as the non-U.S. borrowers, certain other subsidiaries of the Company from time to time party thereto designated as borrowers (such subsidiaries, together with the U.S. Borrowers, the Swiss Borrower, the Hong Kong Borrower, the German Borrower, the UK Borrower and the Canadian Borrower, the “ABL Borrowers”), and certain subsidiaries of the Company from time to time party thereto as guarantors, entered into an asset-based revolving credit agreement (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the “ABL Agent”), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the “ABL Lenders”). In addition, on September 26, 2019, the Company, as borrower, entered into a term credit agreement with JPMorgan Chase Bank, N.A. as administrative agent (the “Term Agent”), JPMorgan Chase Bank, N.A., Citizens Bank, National Association and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers and the lenders party thereto (the “Term Loan Lenders”), which was amended on February 20, 2020, by that certain Amendment No. 1 to Term Credit Agreement (as amended, the “Term Loan Facility”).
Contemporaneously with entering into the Revolving Facility and the Term Loan Facility, on September 26, 2019, the proceeds of the Revolving Facility and the Term Loan Facility were used to pay off in full the $275.8 million in aggregate outstanding principal amount of the loans, interest, fees, expenses and other obligations under the Second Amended and Restated Credit Agreement, dated as of January 29, 2018 (the “Prior Credit Agreement”). The Company recorded a loss of $3.0 million in other income (expense) - net during fiscal 2019 for debt issuance costs associated with the Prior Credit Agreement.
The Revolving Facility provides that the ABL Lenders may extend revolving loans in an aggregate principal amount not to exceed $275.0 million at any time outstanding (the “Revolving Credit Commitment”), of which up to $160.0 million is available under a U.S. facility, an aggregate of $70.0 million is available under a European facility, $30.0 million is available under a Hong Kong facility, $10.0 million will be available under a French facility, and $5.0 million is available under a Canadian facility, in each case, subject to the borrowing base availability limitations described below. The Revolving Facility also includes an up to $45.0 million subfacility for the issuance of letters of credit (the “Letters of Credit”). The Revolving Facility expires and is due and payable on September 26, 2024, provided that, if on the date that is the 121st day prior to the final maturity date of any class or tranche of term loans under the Term Loan Facility, any such term loans are outstanding on such date, then the maturity date of the Revolving Facility shall be such date. Unless the maturity of the term loans is extended beyond the current maturity date of September 26, 2024, the Revolving Facility will expire and be due and payable on May 28, 2024. The French facility includes a $1.0 million subfacility for swingline loans, and the European facility includes a $7.0 million subfacility for swingline loans. The Revolving Facility is subject to a line cap (the “Line Cap”) equal to the lesser of the total Revolving Credit Commitment and the aggregate borrowing bases under the U.S. facility, the European facility, the Hong Kong facility, the French facility and the Canadian facility. The loans under the Revolving Facility were used to repay the Prior Credit Agreement, as described above, pay transaction expenses and for general corporate purposes. Loans under the Revolving Facility may be made in U.S. dollars, Canadian

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

dollars, euros, Hong Kong dollars or pounds sterling.
The Revolving Facility is an asset-based facility, in which borrowing availability is subject to a borrowing base equal to: (a) with respect to the Company, the sum of (i) the lesser of (x) 90% of the appraised net orderly liquidation value of eligible U.S. finished goods inventory and (y) 65% of the lower of cost or market value of eligible U.S. finished goods inventory, plus (ii) 85% of the eligible U.S. accounts receivable, plus (iii) 90% of eligible U.S. credit card accounts receivable, minus (iv) the aggregate amount of reserves, if any, established by the ABL Agent; (b) with respect to each non-U.S. borrower (except for the French Borrower), the sum of (i) the lesser of (x) 90% of the appraised net orderly liquidation value of eligible foreign finished goods inventory of such non-U.S. borrower and (y) 65% of the lower of cost or market value of eligible foreign finished goods inventory of such non-U.S. borrower, plus (ii) 85% of the eligible foreign accounts receivable of such non-U.S. borrower, minus (iii) the aggregate amount of reserves, if any, established by the ABL Agent; and (c) with respect to the French Borrower, (i) 85% of eligible French accounts receivable minus (ii) the aggregate amount of reserves, if any, established by the ABL Agent. Not more than 60% of the aggregate borrowing base under the Revolving Facility may consist of the non-U.S. borrowing bases.
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
During any periods (each, a “Covenant Period”) while availability under the Revolving Facility is less than the greater of (x) 15% of the Line Cap and (y) $30.0 million, the Company will be subject to a financial covenant which requires the Company to not permit the fixed charge coverage ratio to be less than 1.00 to 1.00 on the first day of such Covenant Period or the last day of each fiscal quarter during such Covenant Period.
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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Revolving Facility contains customary affirmative and negative covenants and events of default, such as compliance with annual audited and quarterly unaudited financial statements disclosures. Upon an event of default, the ABL Agent will have the right to declare the revolving loans and other obligations outstanding immediately due and payable and all commitments immediately terminated or reduced, subject to cure periods and grace periods set forth in the Revolving Facility.
The Term Loan Facility provides for term loans to the Company in the aggregate principal amount of $200 million. Proceeds from the Term Loan Facility were reduced by a $12.0 million original issue discount, which is presented as a reduction of the Term Loan Facility on the Company's consolidated balance sheet and is being amortized to interest expense over the life of the term loan. The term loans under the Term Loan Facility bore interest at (a) the adjusted LIBO rate plus 6.50% for Eurodollar loans or (b) the alternate base rate plus 5.50% for alternate base rate loans as of December 28, 2019. In connection with the amendment entered into on February 20, 2020, the term loans under the Term Loan Facility bear interest at (a) the adjusted LIBO rate plus 8.00% for Eurodollar loans or (b) the alternate base rate plus 7.00% for alternate base rate loans. The Term Loan Facility amortizes in quarterly installments in an aggregate amount equal (x) to 2.50% of its original principal amount until September 30, 2021 and, thereafter, (y) to 3.75% of its original principal amount until June 30, 2024. The Term Loan Facility expires and is due and payable on September 26, 2024, subject to possible extensions.
The Company is permitted to voluntarily prepay the term loans, in whole or in part, without premium or penalty; provided, that if the Company voluntarily prepays the term loans prior to February 20, 2022 or if the Company incurs certain indebtedness which results in a mandatory prepayment under the Term Loan Facility prior to February 20, 2022, the Company is required to pay a prepayment fee of 2.00% with respect to the principal amount prepaid prior to February 20, 2022 and 1.00% with respect to the principal amount prepaid between February 21, 2021 and February 20, 2022. The Term Loan Facility will be required to be prepaid with the net cash proceeds of certain asset sales, insurance and condemnation events, debt and equity issuances, cash dividends received from certain of the Company’s subsidiaries and an annual excess cash flow sweep.
In connection with the amendment entered into on February 20, 2020, the maximum total leverage ratio was revised to increase the maximum total leverage ratio permitted under the covenant from 1.50 to 1.00 as of December 28, 2019 to (i) 2.75 to 1.00 as of the last day of each fiscal quarter ending April 4, 2020, July 4, 2020, October 3, 2020 and January 2, 2021, (ii) 2.25 to 1.00 as of the last day of each fiscal quarter ending April 3, 2021, July 3, 2021 and October 2, 2021, and (iii) 1.50 to 1.00 as of the last day of each subsequent fiscal quarter. The Term Loan Facility also limits the Revolving Credit Commitment under the Revolving Facility to the lesser of the borrowing base or $200.0 million. A payment default under the Revolving Facility triggers a cross default under the Term Loan Facility.

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
The obligations under the Revolving Facility and the Term Loan Facility are governed by a customary intercreditor agreement (the “Intercreditor Agreement”). The Intercreditor Agreement specifies that (i) the Term Loan Facility is secured by (a) a perfected first priority security interest in U.S. fixed assets and (b) a perfected second priority security interest in the U.S. liquid assets and accounts receivable, and (ii) the Revolving Facility is secured by (a) a perfected first priority security interest in the U.S. liquid assets and accounts receivable and (b) a perfected second priority security interest in U.S. fixed assets.
During fiscal year 2019, the Company had net payments of $200.0 million under the Term Loan Facility and the term loan under the Prior Credit Agreement. The Company had net borrowings of $28.0 million under the Revolving Facility and revolving credit loans under the Prior Credit Agreement during fiscal year 2019. Amounts available under the Revolving Facility were reduced by any amounts outstanding under standby Letters of Credit. As of December 28, 2019, the Company had available borrowing capacity of approximately $120.1 million under the Revolving Facility. The Company incurred approximately $22.6 million of interest expense under the Term Loan Facility and the term loan under the Prior Credit Agreement during fiscal year 2019. The Company incurred approximately $0.9 million of interest expense under the Revolving

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility and revolving credit loans under the Prior Credit Agreement during fiscal year 2019. The Company incurred approximately $4.6 million of interest expense related to the amortization of debt issuance costs and the original issue discount during fiscal year 2019. At December 28, 2019 the Company was in compliance with all debt covenants related to the Company's credit facilities.
Foreign-Based. Fossil South Africa entered into a 25 million South African rand short-term note with First National Bank (the "Fossil South Africa Note") that is used for working capital purposes. The Fossil South Africa Note bears interest at the bank's prime rate, 10.00% as of year end 2019. The Fossil South Africa note is reviewed annually for renewal. South African rand-based borrowings, in U.S. dollars, under the Fossil South Africa Note were approximately $0.2 million as of December 28, 2019.
The Company's debt as of December 28, 2019, excluding finance lease obligations, matures as follows (in millions):

Less than 1 Year	$25.2
Year 2	22.5
Year 3	30.0
Year 4	22.5
Year 5	128.0
Principal amounts repayable	228.2
Debt issuance costs	(14.5)
Original issue discount	(11.2)
Total debt outstanding	$202.5

11. Other Income (Expense)—Net
Other income (expense)—net consisted of the following (in thousands):

Fiscal Year	2019	2018	2017
Interest income	$2,075	$2,605	$4,729
Contingent consideration remeasurement	601	3,381	—
Gain on interest rate swap	—	—	195
Equity in losses of unconsolidated investment	(371)	(558)	(460)
Extinguishment of debt	(3,044)	(718)	(1,029)
Gain on asset divestitures	23,134	—	1,750
Net currency (losses) gains	3,932	(5,820)	7,849
Other net gains	657	1,072	702
Other income (expense) - net	$26,984	$(38)	$13,736

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Taxes
Income Taxes.    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were (in thousands):

Fiscal Year	2019	2018
Deferred income tax assets:
Bad debt allowance	$2,048	$1,974
Returns allowance	3,990	4,935
Inventory	6,856	4,519
Warranty liabilities	3,465	3,317
Markdown allowance	3,480	2,800
Compensation	11,998	18,772
Accrued liabilities	6,672	5,903
Deferred rent	—	7,996
Deferred income	3,582	5,706
Unrealized exchange gains (losses)	3,816	637
State income tax and interest on tax contingencies	887	1,189
Fixed assets	220	(8,009)
Trade names and customer lists	4,345	1,703
Goodwill	14,947	17,957
Foreign accruals	10,446	8,528
Loss carryforwards	32,158	31,582
Tax credit carryforwards	4,281	512
Capitalized R&D	8,362	2,546
Interest disallowance	16,683	9,642
Lease liabilities	82,511	—
Deferred income tax assets total	$220,747	$122,209
Deferred income tax liabilities:
Tenant allowance	$(801)	$—
Other intangibles	(235)	(4,562)
Undistributed earnings of certain foreign subsidiaries	(329)	(541)
Right-of-use assets	(65,070)	—
Other	(45)	(32)
Deferred income tax liabilities total	$(66,480)	$(5,135)
Valuation allowance	(118,089)	(95,818)
Net deferred income tax assets	$36,178	$21,256

Net deferred income tax assets	$38,275	$23,695
Net deferred income tax liabilities	(2,097)	(2,439)
Net deferred income tax assets	$36,178	$21,256

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Loss Carryforwards.    The balance sheet includes $27.8 million of deferred tax assets for net operating losses of foreign subsidiaries. The amounts and the fiscal year of expiration of the loss carryforwards are (in thousands):

Expires 2020 through 2024	$18,923
Expires 2025 through 2029	14,931
Expires 2030 through 2034	—
Expires 2035 through 2039	74,315
Indefinite	10,428
Total loss carryforwards	$118,597

The balance sheet includes $4.3 million of deferred tax assets for state income tax net operating losses. The state apportioned amounts and the fiscal year of expiration of the loss carryforwards are (in thousands):

Expires 2020 through 2024	$632
Expires 2025 through 2029	9,199
Expires 2030 through 2034	3,096
Expires 2035 through 2039	46,749
Indefinite	26,270
Total loss carryforwards	$85,946

The following table identifies income (loss) before income taxes for the Company's U.S. and non-U.S. based operations for the fiscal years indicated (in thousands):

Fiscal Year	2019	2018	2017
U.S	$(142,141)	$(102,810)	$(517,227)
Non-U.S	110,810	122,980	63,473
Total	$(31,331)	$20,170	$(453,754)

The Company's provision for income taxes consisted of the following for the fiscal years indicated (in thousands):

Fiscal Year	2019	2018	2017
Current provision:
U.S. federal	$2,338	$(14,386)	$30,817
Non-U.S	28,109	35,854	40,423
State and local	(2,330)	(2,056)	(2,055)
Total current	28,117	19,412	69,185
Deferred provision (benefit):
U.S. federal	—	—	(45,990)
Non-U.S	(9,436)	1,696	(3,770)
State and local	—	—	380
Total deferred	(9,436)	1,696	(49,380)
Provision for income taxes	$18,681	$21,108	$19,805

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the U.S. federal statutory income tax rates to the Company's effective tax rate is as follows:

Fiscal Year	2019	2018	2017
Tax at statutory rate	21.0%	21.0%	35.0%
Permanent differences	(2.0)	(0.2)	(0.1)
State, net of federal tax benefit	17.6	(3.8)	1.0
Foreign rate differential	12.8	(12.3)	3.7
Withholding taxes	(11.1)	16.3	—
GILTI Tax-net of foreign tax credits	(24.2)	11.8	—
U.S. tax on foreign income-net of foreign tax credits	0.3	6.4	(1.7)
Income tax contingencies	3.2	(5.0)	(0.1)
Valuation allowances	(53.2)	65.0	(12.5)
Repatriation tax - net impact	—	5.9	(7.4)
Deficiencies on employee stock awards	(10.9)	10.1	(0.9)
Non-deductible goodwill impairment	—	—	(15.2)
Tax reform rate reduction impact on deferred tax assets	—	(15.8)	(6.2)
Foreign deferred tax rate change	(4.5)	—	—
Non deductible foreign equity awards	(3.2)	5.3	(0.5)
Non deductible officer compensation	(3.7)	—	—
Tax exempt foreign capital gain income	6.3	—	—
Deferred adjustment	(8.0)	—	—
Other	—	—	0.5
Provision for income taxes	(59.6)%	104.7%	(4.4)%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation that significantly revised the Internal Revenue Code of 1986, including a corporate income tax rate reduction from 35% to 21%, under the Tax Act. The Tax Act contained significant changes in the taxation of foreign income earned by U.S. shareholders, specifically the new GILTI provisions requiring the taxation of certain foreign earnings in U.S. taxable income. The intent behind the legislation was to increase a corporation’s U.S. taxable income by any low-taxed foreign income earned by its subsidiaries. Instead, the statute was written such that corporate shareholders of foreign corporations must include all foreign income in their taxable income. If the corporate shareholder has a domestic source loss, the benefits of carrying that loss forward to future tax returns are lost if the included foreign income exceeds the domestic loss.
The Company records a valuation allowance against its deferred tax assets when recovery of those amounts on a jurisdictional basis is not more likely than not. In addition, the Company's valuation allowance analysis is affected by various aspects of the Tax Act, including the limitation on the deductibility of interest expense and planning initiatives to defer deductions to mitigate the impact of the GILTI. During fiscal year 2019, the Company accrued valuation allowances of $28.5 million on net U.S. deferred tax assets and $(6.2) million on net foreign deferred tax assets, including $6.6 million recorded directly to equity. The total valuation allowance of $118.1 million at December 28, 2019 is comprised of $85.0 million and $33.1 million attributable to the U.S. and foreign operations, respectively.

The Company will not indefinitely reinvest $279.1 million of previously taxed but undistributed earnings of its foreign subsidiaries as of December 28, 2019. Since under the Tax Act there will be no additional federal income tax when these amounts are repatriated, and the foreign jurisdictions within which these earnings are held do not impose a withholding tax on dividends, the Company has only accrued U.S. state income taxes on these earnings. Deferred U.S. federal and state income taxes and foreign taxes are not recorded on the remaining $481.6 million of undistributed earnings of foreign subsidiaries where management plans to continue reinvesting these earnings outside the U.S. As the majority of these earnings have previously been taxed in the U.S.,

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the distribution of the earnings considered indefinitely reinvested would generally be subject only to local country withholding and U.S. state income taxes when distributed, the amount of which is not material.
The total amount of unrecognized tax benefits, excluding interest and penalties that would favorably impact the effective tax rate in future periods if recognized, was $35.7 million, $33.5 million and $33.0 million for fiscal years 2019, 2018 and 2017, respectively. The U.S. Internal Revenue Service has completed examinations of the Company's federal income tax returns through 2013. Fiscal years 2016-2018 remain open for federal income tax examination. The Company is also subject to examinations in various state and foreign jurisdictions for its 2011-2018 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months from December 28, 2019. As of December 28, 2019, the Company had recorded $11.4 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled or not assessed within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest in the Company's consolidated balance sheets was $4.8 million and $3.7 million at December 28, 2019 and December 29, 2018, respectively. The total amount of accrued income tax-related penalties in the Company's consolidated balance sheets was $1.0 million and $1.0 million at December 28, 2019 and December 29, 2018, respectively. The Company accrued income tax-related interest expense of $1.2 million, $0.8 million and $0.5 million in fiscal years 2019, 2018 and 2017, respectively.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the fiscal years indicated (in thousands):

Fiscal Year	2019	2018	2017
Balance at beginning of year	$39,909	$35,355	$23,399
Gross increases—tax positions in prior years	6,639	7,183	2,104
Gross decreases—tax positions in prior years	(4)	(124)	(845)
Gross increases—tax positions in current year	184	576	13,444
Settlements	(1,901)	—	(81)
Lapse in statute of limitations	(8,912)	(2,980)	(2,706)
Change due to currency revaluation	(239)	(101)	40
Balance at end of year	$35,676	$39,909	$35,355

13. Leases
The Company's leases consist primarily of retail space, offices, warehouses, distribution centers, equipment and vehicles. The Company determines if an agreement contains a lease at inception based on the Company's right to the economic benefits of the leased assets and its right to direct the use of the leased asset. ROU assets represent the Company's right to use an underlying asset, and ROU liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its estimated collateralized incremental borrowing rate, which is based on the yield curve for the respective lease terms and adjusted for each lease country to determine the present value of the lease payments.
Some leases include one or more options to renew at the Company's discretion, with renewal terms that can extend the lease from one to ten additional years. The renewal options are not included in the measurement of ROU assets and ROU liabilities unless the Company is reasonably certain to exercise the optional renewal periods. Short-term leases are leases having a term of twelve months or less at inception. The Company does not record a related lease asset or liability for short-term leases. The Company has certain leases containing lease and non-lease components which are accounted for as a single lease component. The Company has certain lease agreements where lease payments are based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. The variable portion of these lease

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payments is not included in the Company's lease liabilities. The Company's lease agreements do not contain any significant restrictions or covenants other than those that are customary in such arrangements.
The components of lease expense were as follows (in thousands):

Lease Cost	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Fiscal Year 2019
Operating lease cost(1)	SG&A	$117,932
Finance lease cost:
Amortization of ROU assets	SG&A	$475
Interest on lease liabilities	Interest expense	$38
Short-term lease cost	SG&A	$1,302
Variable lease cost	SG&A	$36,476
_______________________________________________

(1)Includes sublease income, which was immaterial.
The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Consolidated Balance Sheets Location	December 28, 2019
Assets
Operating	Operating lease right-of-use assets	$288,166
Finance	Property, plant and equipment - net of accumulated depreciation of $4,015	$5,918

Liabilities
Current:
Operating	Current operating lease liabilities	$68,838
Finance	Short-term and current portion of long-term debt	$1,011
Noncurrent:
Operating	Long-term operating lease liabilities	$288,689
Finance	Long-term debt	$1,468

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	December 28, 2019
Weighted-average remaining lease term:
Operating leases	6.1 years
Finance leases	2.3 years
Weighted-average discount rate:
Operating leases	13.9%
Finance leases	1.2%

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments by year as of December 28, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2020	$116,778	$1,042
2021	94,795	978
2022	81,536	488
2023	64,582	—
2024	45,846	—
Thereafter	153,255	—
Total lease payments	$556,792	$2,508
Less: Interest	199,265	30
Total lease obligations	$357,527	$2,478

Future minimum lease payments by year as of December 29, 2018 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2019	$135,025	$951
2020	105,668	947
2021	84,230	947
2022	73,928	696
2023	61,710	—
Thereafter	186,201	—
Total lease payments	$646,762	$3,541
Less: Interest		84
Finance lease obligations		$3,457

Supplemental cash flow information related to leases was as follows (in thousands):

Fiscal Year 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$116,846
Operating cash flows from finance leases	38
Financing cash flows from finance leases	945
Leased assets obtained in exchange for new finance lease liabilities	83
Leased assets obtained in exchange for new operating lease liabilities	41,510

As of December 28, 2019, the Company did not have any material operating or finance leases that have been signed but not commenced.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies
License Agreements.    The Company has various license agreements to market watches and jewelry bearing certain trademarks or incorporating certain technology owned by third parties. In accordance with these agreements, the Company incurred royalty expense of approximately $161.8 million, $173.0 million and $190.0 million in fiscal years 2019, 2018 and 2017, respectively. These amounts are included in the Company's cost of sales or, if advertising-related, in SG&A. These license agreements have expiration dates between years 2020 and 2028 and require the Company to pay royalties ranging from 7% to 15% of defined net sales. The Company has future minimum royalty commitments through fiscal year 2028 under these license agreements as follows by fiscal year (in thousands):

Fiscal Year	Minimum Royalty Commitments
2020	$133,129
2021	18,252
2022	18,912
2023	19,573
2024	19,035
Thereafter	24,751
Total	$233,652
These minimum royalty commitments do not include amounts owed under these license agreements for obligations of the Company to pay the licensors a percentage of net sales of these licensed products.
Purchase Obligations.    As of December 28, 2019, the Company had purchase obligations totaling $333.7 million that consisted primarily of open non-cancelable purchase orders.
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
The following table summarizes the changes in the Company's asset retirement obligations (in thousands):

Fiscal Year	2019	2018
Beginning asset retirement obligation	$11,862	$13,086
Liabilities incurred during the period	563	166
Liabilities settled during the period	(681)	(1,150)
Accretion expense	366	366
Currency translation	(17)	(606)
Ending asset retirement obligations	$12,093	$11,862

Litigation.    The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.
15. Stockholders' Equity
Common and Preferred Stock.    The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 50,516,477 and 49,517,817 shares issued and outstanding at fiscal year-end 2019 and 2018, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at fiscal year-end 2019 and 2018. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.

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
During the period from December 2012 to the end of fiscal year 2019, the Company repurchased approximately $1.2 billion of its common stock, representing approximately 11.8 million shares. At December 28, 2019 and December 29, 2018, all treasury stock had been effectively retired. As of December 28, 2019, the Company had $30.0 million of repurchase authorizations remaining under its repurchase plan.
Noncontrolling Interest. The Company entered into an agreement to purchase the outstanding minority interest shares in Fossil South Africa, representing the entire noncontrolling interest in the subsidiary. The purchase price is based on variable payments through fiscal year 2021, the present value of which the Company has measured at $1.1 million as of December 28, 2019. The Company made payments of $1.2 million during fiscal year 2019 towards the purchase price. The transaction was accounted for as an equity transaction. The Company recorded $0.5 million of the variable consideration in accrued expenses-other and $0.6 million in other long-term liabilities in the consolidated balance sheets at December 28, 2019.

16. Employee Benefit Plans
Deferred Compensation and Savings Plans.    The Company has a defined contribution savings plan (the "401(k) Plan") for substantially all U.S.-based full-time employees of the Company, which includes a Roth 401(k) option. The Company's common stock is one of several investment alternatives available under the 401(k) Plan. The Company has a discretionary match for the 401(k) Plan. After 90 days of service (minimum of 250 hours worked), the Company matches 50% of employee contributions up to 8% of their compensation. Matching contributions made by the Company to the 401(k) Plan totaled approximately $3.2 million, $2.8 million and $2.9 million for fiscal years 2019, 2018 and 2017, respectively. The Company also has the right to make additional matching contributions not to exceed 15% of employee compensation. The Company did not make any additional matching contributions during fiscal years 2019, 2018 and 2017.
Under the Fossil Group, Inc. and Affiliates Deferred Compensation Plan (the "Deferred Plan") eligible participants may elect to defer up to 50% of their salary or up to 100% of any bonuses paid pursuant to the terms and conditions of the Deferred Plan. In addition, the Company may make employer contributions to participants under the Deferred Plan from time to time. The Company made no contributions to the Deferred Plan during fiscal years 2019, 2018 and 2017. In prior periods, the Company made payments pursuant to the Deferred Plan into a Rabbi Trust. The funds held in the Rabbi Trust are directed to certain investments available through life insurance products. The Company had assets of $5.2 million and $4.4 million related to the Company's invested balances recorded in intangible and other assets—net and liabilities of $4.6 million and $3.9 million related to the participants' invested balances recorded in accrued expenses—other, each on the Company's consolidated balance sheets at the end of fiscal years 2019 and 2018, respectively.
Stock-Based Compensation Plans.    The Company’s grants under its current stock-based compensation plans generally include: (i) stock options, restricted stock units, and performance restricted stock units for its international employees, (ii) restricted stock units for its nonemployee directors, and (iii) stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units, and performance restricted stock units for its U.S.-based employees. As of December 28, 2019, the Company had approximately $18.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock based compensation plans. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years. All time-based or performance-based stock appreciation rights and restricted stock units are settled in shares of the Company's common stock.
Long-Term Incentive Plans.    An aggregate of 3,000,000 shares of the Company's common stock were reserved for issuance pursuant to the Company's 2016 Long-Term Incentive Plan ("2016 LTIP"), adopted in March 2016. Pursuant to the First Amendment to the Company’s 2016 Long-Term Incentive Plan, which was approved by our shareholders on May 23, 2018, the number of shares of the Company’s common stock authorized for issuance under the Company’s 2016 Long-Term Incentive Plan, as amended (the “2016 Plan”), was increased from 3,000,000 to 10,288,468, such additional shares consisting of (i) 5,000,000 additional shares of common stock and (ii) up to 2,288,468 shares of common stock subject to awards under the
Company’s 2008 Long-Term Incentive Plan (the “2008 Plan”) that were outstanding on March 31, 2018 and, on or after March 31, 2018, are forfeited, expire or are canceled.
Under the 2016 Plan, designated employees of the Company, including officers, certain contractors, and outside directors of the Company, are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) performance awards, (vi) cash awards, or (vii) any combination of the foregoing. The 2016 Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee"). Each award issued under the 2016 Plan terminates at the time designated by the Compensation Committee, not to exceed ten years. The current outstanding stock options, stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units and performance restricted stock units issued under the 2016 Plan predominantly have original vesting periods of three years. Time-based or performance-based stock appreciation rights and restricted stock units are predominately settled in shares of the Company's common stock. On the date of the Company’s annual stockholders meeting, each nonemployee director automatically receives restricted stock units with a fair market value of approximately $130,000, which vest 100% on the earlier of one year from the date of grant or the date of the Company's next annual stockholders meeting, provided such director is providing services to the Company or a subsidiary of the Company on that date. Notwithstanding the foregoing, the Company’s Board of Directors elected to take a one-time 25% reduction of such annual grant in 2019 and 2018, and each nonemployee director thus received a grant on May 22, 2019 of restricted stock units with a fair market value of approximately $97,500.
Stock Options, Stock Appreciation Rights and Performance Stock Appreciation Rights.    The fair value of stock options, stock appreciation rights and performance stock appreciation rights granted under the Company's stock-based compensation plans were estimated on the date of grant using the Black-Scholes option pricing model.
The expected term of the stock options represents the estimated period of time until exercise and is based on historical experience of similar awards. Expected stock price volatility is based on the historical volatility of the Company’s common stock. The risk‑free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. The Company did not issue stock options, stock appreciation rights and performance stock appreciation rights in fiscal years 2019, 2018 and 2017.
The following table summarizes stock option, stock appreciation rights and performance stock appreciation rights activity:

Stock Options and Stock Appreciation Rights	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	in thousands			in thousands
Outstanding at December 31, 2016	2,287	$50.58	6.2	$627
Granted	—	—
Exercised	(13)	13.65		35
Forfeited or expired	(97)	67.99
Outstanding at December 30, 2017	2,177	50.01	5.3	—
Granted	—	—
Exercised	(21)	14.46		37
Forfeited or expired	(226)	59.58
Outstanding at December 29, 2018	1,930	49.25	1.3	37
Granted	—	—
Exercised	(13)	13.65		18
Forfeited or expired	(1,408)	39.84
Outstanding at December 28, 2019	509	76.13	2.5	—
Exercisable at December 28, 2019	509	$76.13	2.5	$—

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at December 28, 2019 and based on the fair market value of the Company's common stock on the exercise date for options/rights that were exercised during the fiscal year.
Stock Options, Stock Appreciation Rights and Performance Stock Appreciation Rights Outstanding and Exercisable.    The following tables summarize information with respect to stock options, stock appreciation rights and performance stock appreciation rights outstanding and exercisable at December 28, 2019:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	in thousands			in thousands
$29.49 - $47.99	33	38.40	0.2	33	38.40
$55.04 - $83.83	64	81.40	1.2	64	81.40
$95.91 - $131.46	87	128.04	2.1	87	128.04
Total	184	$95.63	1.5	184	$95.63

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	in thousands			in thousands
$29.49 - $47.99	182	42.30	3.8	182	42.30
$55.04 - $83.83	77	78.92	2.5	77	78.92
$95.91 - $131.46	66	111.90	1.6	66	111.90
Total	325	$65.08	3.0	325	$65.08

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units.    The following table summarizes restricted stock, restricted stock unit and performance restricted stock unit activity:

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	in thousands
Nonvested at December 31, 2016	1,405	$40.41
Granted	2,381	14.81
Vested	(479)	44.79
Forfeited	(326)	25.62
Nonvested at December 30, 2017	2,981	$20.84
Granted	1,456	14.35
Vested	(1,040)	25.21
Forfeited	(386)	19.87
Nonvested at December 29, 2018	3,011	$17.86
Granted	1,008	13.01
Vested	(1,293)	17.92
Forfeited	(397)	21.49
Nonvested at December 28, 2019	2,329	$15.16
The total fair value of shares/units vested during fiscal years 2019, 2018 and 2017 was $17.6 million, $16.6 million and $6.3 million, respectively.
Other Retirement Plans. The Company maintains a defined benefit plan for its employees located in Switzerland. The plan is funded through payments to an insurance company. The payments are determined by periodic actuarial calculations. During fiscal years 2019, 2018 and 2017, the Company recorded pension gains (expenses) of $0.7 million, $(0.6) million and $(1.8) million, respectively, related to this plan. The liability for the Company's defined benefit plan was $17.0 million and $9.5 million at the end of fiscal years 2019 and 2018, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.
Under French law, the Company is required to maintain a defined benefit plan for its employees located in France, which is referred to as a "retirement indemnity." The amount of the retirement indemnity is based on the employee's last salary and duration of employment with the Company. The employee's right to receive the retirement indemnity is subject to the employee remaining with the Company until retirement. During fiscal years 2019, 2018 and 2017, the Company recorded pension gains (expenses) of $(0.4) million, $0.4 million and $0.7 million, respectively, for its retirement indemnity obligations. The liability for the Company's retirement indemnity was $1.2 million and $0.8 million at the end of fiscal years 2019 and 2018, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.
17. Supplemental Cash Flow Information
The following table summarizes supplemental cash flow information (in thousands):

Fiscal Year	2019	2018	2017
Cash paid during the year for:
Interest	$25,310	$38,855	$43,245
Income taxes, net of refunds	$18,025	$28,460	$36,571
Supplemental disclosures of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$2,060	$3,868	$2,300
Additions to property, plant and equipment acquired under finance leases	$83	$—	$—

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Supplemental Disclosure for Accumulated Other Comprehensive Income (Loss)
The following table illustrates changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	December 28, 2019
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Pension Plan	Total
Beginning balance	$(74,868)	$8,582	$1,595	$(64,691)
Other comprehensive income (loss) before reclassifications	(5,606)	6,510	(5,165)	(4,261)
Tax (expense) benefit	—	(450)	446	(4)
Amounts reclassed from accumulated other comprehensive income (loss)	—	12,688	—	12,688
Tax (expense) benefit	—	(1,029)	—	(1,029)
Total other comprehensive income (loss)	(5,606)	(5,599)	(4,719)	(15,924)
Ending balance	$(80,474)	$2,983	$(3,124)	$(80,615)

	December 29, 2018
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Pension Plan	Total
Beginning balance	$(64,499)	$(10,098)	$(1,672)	$(76,269)
Other comprehensive income (loss) before reclassifications	(10,369)	18,044	3,757	11,432
Tax (expense) benefit	—	—	(490)	(490)
Amounts reclassed from accumulated other comprehensive income (loss)	—	(4,283)	—	(4,283)
Tax (expense) benefit	—	1,654	—	1,654
Total other comprehensive income (loss)	(10,369)	20,673	3,267	13,571
Adoption of ASU 2018-02	—	(1,993)	—	(1,993)
Ending balance	$(74,868)	$8,582	$1,595	$(64,691)

	December 30, 2017
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(101,867)	$10,693	$(343)	$(3,907)	$(95,424)
Other comprehensive income (loss) before reclassifications	37,368	(34,873)	437	2,677	5,609
Tax (expense) benefit	—	9,785	(159)	(442)	9,184
Amounts reclassed from accumulated other comprehensive income (loss)	—	(1,076)	(214)	—	(1,290)
Tax (expense) benefit	—	(3,221)	149	—	(3,072)
Total other comprehensive income (loss)	37,368	(20,791)	343	2,235	19,155
Ending balance	$(64,499)	$(10,098)	$—	$(1,672)	$(76,269)

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
The Company manages its business primarily on a geographic basis. The Company's reportable operating segments are comprised of (i) Americas, (ii) Europe and (iii) Asia. Each reportable operating segment includes sales to wholesale and distributor customers, and sales through Company-owned retail stores and e-commerce activities based on the location of the selling entity. The Americas segment primarily includes sales to customers based in Canada, Latin America and the United States. The Europe segment primarily includes sales to customers based in European countries, the Middle East and Africa. The Asia segment primarily includes sales to customers based in Australia, China (including Hong Kong, Macau and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Each reportable operating segment provides similar products and services.
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
Summary information by operating segment was as follows (in thousands):

	Fiscal Year 2019
	Net Sales	Operating Income (Loss)	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$949,965	$66,703	$15,104	$164,097	$474,428
Europe	715,494	88,323	15,099	171,952	406,603
Asia	535,156	101,209	6,724	89,434	298,034
Corporate	17,097	(284,618)	16,515	119,791	425,667
Consolidated	$2,217,712	$(28,383)	$53,442	$545,274	$1,604,732

	Fiscal Year 2018
	Net Sales	Operating Income (Loss)	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$1,174,507	$185,094	$16,542	$61,914	$393,273
Europe	856,291	129,610	18,933	99,253	353,797
Asia	505,473	87,515	8,016	29,990	173,666
Corporate	5,217	(339,508)	23,588	125,472	654,462
Consolidated	$2,541,488	$62,711	$67,079	$316,629	$1,575,198

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2017
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$1,314,348	$(47,836)	$21,214	$81,444	$463,175
Europe	971,820	32,871	21,368	113,621	471,375
Asia	496,392	(12,490)	10,798	33,160	216,660
Corporate	5,603	(396,821)	28,197	139,159	507,162
Consolidated	$2,788,163	$(424,276)	$81,577	$367,384	$1,658,372

The following table shows revenue for each class of similar products for fiscal years 2019, 2018 and 2017 (in thousands):

	Fiscal Year 2019		Fiscal Year 2018		Fiscal Year 2017
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$1,802,481	81.3%	$2,033,021	80.0%	$2,199,031	78.9%
Leathers	238,619	10.8	289,385	11.4	325,502	11.7
Jewelry	123,177	5.6	167,775	6.6	211,694	7.6
Other	53,435	2.3	51,307	2.0	51,936	1.8
Total	$2,217,712	100.0%	$2,541,488	100.0%	$2,788,163	100.0%

Geographic Information
Net sales and long-lived assets related to the Company's operations in the U.S., Europe, Asia and all other international markets were as follows (in thousands):

	Fiscal Year 2019
	Net Sales (1)		Long-term Assets
United States	$819,825		$239,032
Europe	718,216	(2)	184,507
Asia	537,503		99,565
All other international	142,168		22,170
Consolidated	$2,217,712		$545,274

	Fiscal Year 2018
	Net Sales (1)		Long-term Assets
United States	$1,017,919		$159,062
Europe	857,972	(2)	111,964
Asia	507,523		36,945
All other international	158,074		8,658
Consolidated	$2,541,488		$316,629

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2017
	Net Sales (1)		Long-term Assets
United States	$1,157,568		$189,209
Europe	974,198	(2)	127,344
Asia	497,816		40,874
All other international	158,581		9,957
Consolidated	$2,788,163		$367,384
_______________________________________________________________________________

(1)	Net sales are based on the location of the selling entity (including exports).

(2)
Net sales from Germany (including exports) accounted for more than 10% of the Company's consolidated net sales and were approximately $310.1 million, $359.9 million and $406.2 million in fiscal years 2019, 2018 and 2017, respectively.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Restructuring
The Company implemented a multi-year restructuring program that began in fiscal year 2016 called New World Fossil ("NWF 1.0") and concluded in the third quarter of fiscal 2019. As part of NWF 1.0, the Company worked to improve operating profit and support sales growth through a leaner infrastructure and an enhanced business model. Restructuring costs under the program included store impairment, lease exit obligations and termination fees and accelerated depreciation. Total restructuring charges under NWF 1.0 since inception in fiscal year 2016 are $133.4 million, of which $10.8 million, $46.6 million and $48.2 million were recorded during fiscal years 2019, 2018 and 2017, respectively.

The following tables show a rollforward of the accrued liability related to the Company’s NWF 1.0 restructuring plan (in thousands):

	Fiscal Year 2019
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	December 29, 2018	Charges			December 28, 2019
Store closures	$2,818	$2,971	$1,673	$2,253	$1,863
Professional services	2,198	485	1,368	—	1,315
Severance and employee-related benefits	3,011	7,349	7,460	2,368	532
Total	$8,027	$10,805	$10,501	$4,621	$3,710

	Fiscal Year 2018
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	December 30, 2017	Charges			December 29, 2018
Store closures	$2,973	$14,906	$14,141	$920	$2,818
Professional services	185	12,439	10,426	—	2,198
Severance and employee-related benefits	1,317	19,285	12,259	5,332	3,011
Total	$4,475	$46,630	$36,826	$6,252	$8,027

	Fiscal Year 2017
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	December 31, 2016	Charges			December 30, 2017
Store closures	$4,546	$13,045	$6,636	$7,982	$2,973
Professional services and other	794	3,507	2,618	1,498	185
Severance and employee-related benefits	—	31,619	29,098	1,204	1,317
Total	$5,340	$48,171	$38,352	$10,684	$4,475

NWF 1.0 restructuring charges by operating segment were as follows (in thousands):

	2019	2018	2017
Americas	$2,941	$17,197	$12,964
Europe	1,272	10,116	12,606
Asia	793	2,946	9,894
Corporate	5,799	16,371	12,707
Consolidated	$10,805	$46,630	$48,171

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, during fiscal year 2019, the Company launched a new restructuring program, New World Fossil 2.0 (“NWF 2.0”), which is focused on optimizing the Company’s operating structure to be more efficient, with faster decision-making and a more customer-centric focus. In addition to optimizing the way the Company goes to market, the Company is also pursuing additional gross margin expansion opportunities. The Company is taking a zero-based budgeting approach to adjust its business model to enable more investment in digital capabilities and marketing, move closer to the consumer and react more quickly to the ever-evolving consumer shopping patterns. The Company estimates total NWF 2.0 charges of up to approximately $130.0 million will be recorded. NWF 2.0 restructuring charges of $18.8 million were recorded during fiscal year 2019.

The following tables show a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	Fiscal Year 2019
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	December 29, 2018	Charges			December 28, 2019
Store closures	$—	$597	$—	$575	$22
Professional services and other	—	8,039	5,215	—	2,824
Severance and employee-related benefits	—	10,195	5,957	—	4,238
Total	$—	$18,831	$11,172	$575	$7,084

NWF 2.0 restructuring charges by operating segment were as follows (in thousands):

2019
Americas	$2,048
Europe	9,333
Asia	773
Corporate	6,677
Consolidated	$18,831

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 28, 2019, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of December 28, 2019.
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
Management, including our CEO and our CFO, assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 28, 2019.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 28, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Fossil Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fossil Group, Inc. and subsidiaries (the “Company”) as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2019 of the Company and our report, dated February 27, 2020, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Accounting Standards Codification (ASC) Topic 842, “Leases”, on December 30, 2018.
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
February 27, 2020

Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information under the headings "Directors and Nominees," "Executive Officers," "Delinquent Section 16(a) Reports" and "Board Committees and Meetings" in our proxy statement to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.
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

February 27, 2020	FOSSIL GROUP, INC.
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

Signature	Capacity	Date

/s/ KOSTA N. KARTSOTIS	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2020
Kosta N. Kartsotis
/s/ JEFFREY N. BOYER	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2020
Jeffrey N. Boyer
/s/ MARK R. BELGYA	Director	February 27, 2020
Mark R. Belgya
/s/ WILLIAM B. CHIASSON	Director	February 27, 2020
William B. Chiasson
/s/ KIM H. JONES	Director	February 27, 2020
Kim H. Jones
/s/ KEVIN MANSELL	Director	February 27, 2020
Kevin Mansell
/s/ DIANE L. NEAL	Director	February 27, 2020
Diane L.Neal
/s/ THOMAS M. NEALON	Director	February 27, 2020
Thomas M. Nealon
/s/ JAMES E. SKINNER	Director	February 27, 2020
James E. Skinner
/s/ GAIL B. TIFFORD	Director	February 27, 2020
Gail B. Tifford
/s/ JAMES M. ZIMMERMAN	Director	February 27, 2020
James M. Zimmerman

SCHEDULE II
FOSSIL GROUP, INC. AND SUBSIDIARIES
VALUATIONS AND QUALIFYING ACCOUNTS
Fiscal Years 2017, 2018 and 2019
(in thousands)

		Additions		Deductions
Classification	Balance at Beginning of Period	Charged to Operations	Charged to Other Accounts	Actual Returns or Writeoffs	Balance at End of Period
Fiscal Year 2017:
Account receivable allowances:
Sales returns	$66,901	$148,814	$—	$140,515	$75,200
Bad debts	$12,805	$7,140	$—	$7,017	$12,928
Deferred tax asset valuation allowance	$19,415	$59,676	$—	$777	$78,314
Fiscal Year 2018:
Account receivable allowances:
Bad debts	$12,928	$8,921	$—	$7,848	$14,001
Markdowns	$—	$37,904	$28,416	$47,301	$19,019
Sales returns	$75,200	$108,485	$—	$116,553	$67,132
Deferred tax asset valuation allowance	$78,314	$13,102	$4,402	$—	$95,818
Fiscal Year 2019:
Account receivable allowances:
Bad debts	$14,001	$2,921	$—	$3,688	$13,234
Markdowns	$19,019	$49,915	$—	$45,848	$23,086
Sales returns	$67,132	$139,350	$—	$129,015	$77,467
Deferred tax asset valuation allowance	$95,818	$15,672	$6,599	$—	$118,089

EXHIBIT INDEX

Exhibit Number		Description
3.1		Third Amended and Restated Certificate of Incorporation of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 25, 2010).
3.2
Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 28, 2013).

3.3		Fifth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on April 3, 2017).
4.1	(1)	The description of Fossil Group, Inc.’s Common Stock.
10.1	(2)	Fossil Group, Inc. Savings and Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on March 2, 2018).
10.2	(2)	Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2008).
10.3	(2)	Amendment Number One to the 2008 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.4	(2)	Amendment Number Two to the 2008 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.5	(2)	Amendment Number Three to the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2015).
10.6	(2)
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

10.14	(2)	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2016).
10.15	(2)	Fossil Group, Inc. 2015 Cash Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on March 1, 2017).
10.16	(2)	Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 1, 2017).
10.17	(2)
Restricted Stock Unit Award under the Fossil Group, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 9, 2017).

10.18	(2)	First Amendment to the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 9, 2018).

Exhibit Number		Description
10.19
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

10.20
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

10.21
Amendment No. 1 to the Term Credit Agreement, dated as of February 20, 2020, by and among Fossil Group, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 26, 2020).

10.22		Fossil Group, Inc. 2020 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020).
21.1	(1)	Subsidiaries of Fossil Group, Inc.
23.1	(1)	Consent of Independent Registered Public Accounting Firm.
31.1	(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	(3)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(3)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(1)	Inline XBRL Instance Document.
101.SCH	(1)	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	(1)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
___________________________________________________________________________

(1)	Filed herewith.

(2)	Management contract or compensatory plan or arrangement.

(3)	Furnished herewith.