Form 10-Q
period 2020-04-04
Fossil Group, Inc.
filed 2020-06-10
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 4, 2020

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

The number of shares of the registrant’s common stock outstanding as of June 1, 2020: 51,286,802

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 4, 2020

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Fossil Group, Inc. (the “Company”) on May 12, 2020, the Company delayed the filing of this Quarterly Report on Form 10-Q (the "Quarterly Report") due to circumstances related to the COVID-19 pandemic and in reliance on the U.S. Securities and Exchange Commission’s order under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and certain rules thereunder (Release No. 34-88465). The Order allows a registrant up to an additional 45 days after the original due date of certain reports required to be filed with the SEC if a registrant’s ability to file such report timely is affected due to COVID-19.

The Company’s operations and business have experienced significant disruptions due to the rapidly evolving and unprecedented conditions surrounding the COVID-19 pandemic. These disruptions include, but are not limited to, the temporary closure of our headquarters in Richardson, Texas and certain regional offices globally and the limited availability of key Company personnel who are needed to prepare the Quarterly Report due in part to suggested and mandated “stay-at-home” orders. Additionally, the Company’s management team has had to spend significant time addressing the pressing business and operational issues resulting from the COVID-19 pandemic. These restrictions impacted the Company’s ability to complete its internal quarterly review, including an evaluation of the various impacts of COVID-19 on the Company’s financial statements, and to prepare and complete the Quarterly Report in a timely manner.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	April 4, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$245,427	$200,218
Accounts receivable - net of allowances for doubtful accounts of $15,283 and $13,234, respectively	153,397	289,744
Inventories	439,707	452,278
Prepaid expenses and other current assets	128,607	117,218
Total current assets	967,138	1,059,458
Property, plant and equipment - net of accumulated depreciation of $456,174 and $464,913, respectively	138,689	151,500
Operating lease right-of-use assets	269,090	288,166
Intangible and other assets-net	157,669	105,608
Total long-term assets	565,448	545,274
Total assets	$1,532,586	$1,604,732
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$132,730	$172,191
Short-term and current portion of long-term debt	21,077	26,228
Accrued expenses:
Current operating lease liabilities	70,839	68,838
Compensation	40,391	51,573
Royalties	37,578	28,427
Customer liabilities	65,310	80,803
Transaction taxes	9,276	25,683
Other	67,673	76,209
Income taxes payable	18,355	29,228
Total current liabilities	463,229	559,180
Long-term income taxes payable	31,756	31,284
Deferred income tax liabilities	2,057	2,097
Long-term debt	298,481	178,796
Long-term operating lease liabilities	281,097	288,689
Other long-term liabilities	39,593	40,845
Total long-term liabilities	652,984	541,711
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 50,583 and 50,516 shares issued and outstanding at April 4, 2020 and December 28, 2019, respectively	506	505
Additional paid-in capital	286,297	283,371
Retained earnings	214,212	299,793
Accumulated other comprehensive income (loss)	(85,566)	(80,615)
Total Fossil Group, Inc. stockholders’ equity	415,449	503,054
Noncontrolling interests	924	787
Total stockholders’ equity	416,373	503,841
Total liabilities and stockholders’ equity	$1,532,586	$1,604,732

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 14 Weeks Ended April 4, 2020	For the 13 Weeks Ended March 30, 2019
Net sales	$390,718	$465,268
Cost of sales	250,358	217,341
Gross profit	140,360	247,927
Operating expenses:
Selling, general and administrative expenses	262,862	257,684
Trade name impairments	2,464	—
Restructuring charges	9,375	10,187
Total operating expenses	274,701	267,871
Operating income (loss)	(134,341)	(19,944)
Interest expense	7,464	8,122
Other income (expense) - net	(7,290)	25,912
Income (loss) before income taxes	(149,095)	(2,154)
Provision for income taxes	(63,651)	9,608
Net income (loss)	(85,444)	(11,762)
Less: Net income attributable to noncontrolling interests	137	480
Net income (loss) attributable to Fossil Group, Inc.	$(85,581)	$(12,242)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(11,193)	$(2,490)
Cash flow hedges - net change	6,242	(1,009)
Total other comprehensive income (loss)	(4,951)	(3,499)
Total comprehensive income (loss)	(90,395)	(15,261)
Less: Comprehensive income attributable to noncontrolling interests	137	480
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(90,532)	$(15,741)
Earnings (loss) per share:
Basic	$(1.69)	$(0.25)
Diluted	$(1.69)	$(0.25)
Weighted average common shares outstanding:
Basic	50,566	49,618
Diluted	50,566	49,618

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 14 Weeks Ended April 4, 2020
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 28, 2019	50,516	$505	$283,371	$—	$299,793	$(80,615)	$503,054	$787	$503,841
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	91	1	(1)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(176)	—	—	(176)	—	(176)
Retirement of common stock	(24)	—	(176)	176	—	—	—	—	—
Stock-based compensation	—	—	3,103	—	—	—	3,103	—	3,103
Net income (loss)	—	—	—	—	(85,581)	—	(85,581)	137	(85,444)
Other comprehensive income (loss)	—	—	—	—	—	(4,951)	(4,951)	—	(4,951)
Balance, April 4, 2020	50,583	506	286,297	—	214,212	(85,566)	415,449	924	416,373

For the 13 Weeks Ended March 30, 2019
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 29, 2018	49,518	$495	$268,113	$—	$381,626	$(64,691)	$585,543	$3,088	$588,631
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	349	4	166	—	—	—	170	—	170
Acquisition of common stock for employee tax withholding	—	—	—	(1,515)	—	—	(1,515)	—	(1,515)
Retirement of common stock	(95)	(1)	(1,514)	1,515	—	—	—	—	—
Stock-based compensation	—	—	6,669	—	—	—	6,669	—	6,669
Net income (loss)	—	—	—	—	(12,242)	—	(12,242)	480	(11,762)
Other comprehensive income (loss)	—	—	—	—	—	(3,499)	(3,499)	—	(3,499)
Adoption of Accounting Standards Update ("ASU") 2016-02	—	—	—	—	(29,468)	—	(29,468)	—	(29,468)
Balance, March 30, 2019	49,772	$498	$273,434	$—	$339,916	$(68,190)	$545,658	$3,568	$549,226

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 14 Weeks Ended April 4, 2020	For the 13 Weeks Ended March 30, 2019
Operating Activities:
Net Income (loss)	$(85,444)	$(11,762)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	12,187	14,439
Non-cash lease expense	29,061	31,136
Stock-based compensation	3,103	4,386
Decrease in allowance for returns and markdowns	(4,092)	(9,293)
Property, plant and equipment and other long-lived asset impairment losses	16,970	880
Trade name impairment losses	2,464	—
Non-cash restructuring charges	684	4,236
Bad debt expense	4,442	994
Other non-cash items	(532)	1,801
Gain on asset divestitures	—	(23,134)
Changes in operating assets and liabilities:
Accounts receivable	117,967	128,819
Inventories	(3,701)	(7,238)
Prepaid expenses and other current assets	(10,443)	(9,738)
Accounts payable	(37,393)	(49,651)
Accrued expenses	(50,888)	(69,239)
Income taxes	(71,524)	981
Net cash (used in) provided by operating activities	(77,139)	7,617
Investing Activities:
Additions to property, plant and equipment	(2,852)	(6,571)
Increase in intangible and other assets	(387)	(907)
Proceeds from the sale of property, plant and equipment	76	1,164
Proceeds from asset divestitures	—	41,570
Net cash (used in) provided by investing activities	(3,163)	35,256
Financing Activities:
Acquisition of common stock for employee tax withholdings	(176)	(1,515)
Debt borrowings	291,179	1,825
Debt payments	(170,570)	(171,871)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	—	(947)
Debt issuance costs and other	(8,100)	124
Net cash provided by (used in) financing activities	112,333	(172,384)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	12,477	(2,276)
Net increase (decrease) in cash, cash equivalents, and restricted cash	44,508	(131,787)
Cash, cash equivalents, and restricted cash:
Beginning of period	207,749	410,883
End of period	$252,257	$279,096

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The current fiscal year ending January 2, 2021 is a 53-week year, with the additional week being included in the first quarter. Accordingly, the information presented herein includes fourteen weeks of operations for the quarter ended April 4, 2020 (“First Quarter”) as compared to thirteen weeks included in the quarter ended March 30, 2019 (“Prior Year Quarter”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of April 4, 2020, and the results of operations for the First Quarter and Prior Year Quarter. All adjustments are of a normal, recurring nature.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended December 28, 2019 (the “2019 Form 10-K”). Operating results for the First Quarter are not necessarily indicative of the results to be achieved for the full fiscal year.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company has not made any changes in its significant accounting policies from those disclosed in the 2019 Form 10-K.
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
Going Concern Assessment and Management's Plans. In March 2020, a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization. The Company's business operations and financial performance for the First Quarter were materially impacted by COVID-19. This pandemic has negatively affected the global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures of non-essential businesses and orders to “shelter-in-place.” During this period, the Company is focused on protecting the health and safety of its employees, customers and suppliers to minimize potential disruptions and supporting the community to address challenges posed by the global pandemic. By the end of the First Quarter, the majority of the Company's stores and many of its customers' stores were closed. As of the date of this filing, certain regional and local governments have lifted or modified restrictions and orders.
The Company's Term Loan Facility (as defined in "Note 15–Debt Activity") contains certain affirmative and negative covenants.  The Company has entered into a new amendment to its Term Loan Facility to amend, among other things, certain of these financial covenants as a result of the impact of COVID-19. Refer to “Note 15–Debt Activity" for additional details on the Term Loan Facility. The Company is currently in compliance with its covenants. However, due to the uncertainty related to the duration of COVID-19, the Company could experience material further decreases to revenues and cash flows and may experience difficulty in remaining in compliance with financial covenants under the Term Loan Facility, as amended.
The Company has taken certain actions, and plans to take further actions, to address the decrease in revenues and cash flow as a result of COVID-19 in order to maintain liquidity and in order to remain in compliance with financial covenants. The Company has implemented a number of cost saving measures, including store closures and spending reductions. Specifically, effective March 30, 2020, the Company implemented base salary reductions for a substantial number of the Company's global employees, including each of its executive officers. Further, the cash fees for all non-employee directors serving on the Company's Board of Directors were deferred for the First Quarter until the end of 2020 and the cash fees were reduced by twenty percent for the second quarter of fiscal year 2020. The Company has also implemented weekly work hour reductions (e.g., from 40 hours to 32 or 24 hours) and work-reduction furloughs for certain other employees. The Company has entered into agreements, or is in discussions with, most of its retail and corporate office landlords to modify rent payments, receive other concessions or otherwise reduce its operating costs for these locations.  The Company has also extended the payment terms with a number of its vendors and suppliers globally and has agreements, or is in discussions with, licensors of certain third party trademarks to reduce its royalty obligations in fiscal 2020.  In addition, the Company plans to reduce marketing and capital spending, eliminate all non-business critical spending and continue implementing additional restructuring activities under NWF 2.0 as discussed in "Note 16–Restructuring."

The Company believes its cost reduction plans are probable of being successfully implemented, which will result in adequate cash flows to support its ongoing operations and to meet its covenant requirements for one year following the date these financial statements are issued. The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Operating Expenses. Operating expenses include selling, general and administrative expenses (“SG&A”), trade name impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company’s retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and “back office” or support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize the Company’s infrastructure as well as store closure expenses.
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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 14 Weeks Ended April 4, 2020	For the 13 Weeks Ended March 30, 2019
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(85,581)	$(12,242)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	50,566	49,618
Basic EPS	$(1.69)	$(0.25)
Diluted EPS computation:
Basic weighted average common shares outstanding	50,566	49,618
Diluted weighted average common shares outstanding	50,566	49,618
Diluted EPS	$(1.69)	$(0.25)

At the end of the First Quarter, approximately 2.6 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included approximately 0.3 million weighted average performance-based shares at the end of the First Quarter.
At the end of the Prior Year Quarter, approximately 4.4 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 1.1 million weighted average performance-based shares at the end of the Prior Year Quarter.

Cash, Cash Equivalents and Restricted Cash. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of April 4, 2020 and March 30, 2019 that are presented in the condensed consolidated statement of cash flows (in thousands):

	April 4, 2020	March 30, 2019
Cash and cash equivalents	$245,427	$271,442
Restricted cash included in prepaid expenses and other current assets	26	31
Restricted cash included in intangible and other assets-net	6,804	7,623
Cash, cash equivalents and restricted cash	$252,257	$279,096

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

Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) ("ASU 2018-15"). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15 at the beginning of the First Quarter, and it did not have a material effect on the condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"). ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. The Company adopted ASU 2018-14 at the beginning of the First Quarter, and it did not have a material effect on the condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 (i) eliminates certain disclosure requirements related to the fair value hierarchy, (ii) adds new disclosure requirements related to the changes in unrealized gains and losses for recurring Level 3 fair value measurements and the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements and (iii) modifies certain disclosure requirements related to measurement uncertainty for fair value measurements. The Company adopted ASU 2018-13 at the beginning of the First Quarter, and it did not have a material effect on the condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 modifies the measurement of expected credit losses of certain financial instruments, including trade receivables. The estimate of expected credit losses will require the consideration of historical information, current information and reasonable and supportable forecasts. The Company adopted ASU 2016-13 at the beginning of the First Quarter on a prospective basis, and it did not have a material effect on the condensed consolidated financial statements.
2. REVENUE
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 14 Weeks Ended April 4, 2020
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$119,274	$97,898	$92,742	$11	$309,925
Leathers	27,989	9,431	9,887	—	47,307
Jewelry	4,024	17,507	1,686	—	23,217
Other	1,629	3,414	1,872	3,354	10,269
Consolidated	$152,916	$128,250	$106,187	$3,365	$390,718

Timing of revenue recognition
Revenue recognized at a point in time	$152,285	$127,920	$105,988	$1,492	$387,685
Revenue recognized over time	631	330	199	1,873	3,033
Consolidated	$152,916	$128,250	$106,187	$3,365	$390,718

	For the 13 Weeks Ended March 30, 2019
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$148,316	$116,253	$101,606	$3	$366,178
Leathers	30,752	11,358	11,795	—	53,905
Jewelry	9,176	20,750	1,234	—	31,160
Other	2,125	4,916	2,265	4,719	14,025
Consolidated	$190,369	$153,277	$116,900	$4,722	$465,268

Timing of revenue recognition
Revenue recognized at a point in time	$189,701	$152,916	$116,708	$1,172	$460,497
Revenue recognized over time	668	361	192	3,550	4,771
Consolidated	$190,369	$153,277	$116,900	$4,722	$465,268

Contract Balances. As of April 4, 2020, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $13.3 million and $13.4 million as of April 4, 2020 and December 28, 2019, respectively, related to remaining performance obligations on licensing income, (ii) $4.7 million and $5.3 million as of April 4, 2020 and December 28, 2019, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $3.2 million and $3.3 million as of April 4, 2020 and December 28, 2019, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	April 4, 2020	December 28, 2019
Components and parts	$25,720	$35,626
Work-in-process	13,198	11,034
Finished goods	400,789	405,618
Inventories	$439,707	$452,278

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 14 Weeks Ended April 4, 2020	For the 13 Weeks Ended March 30, 2019
Beginning balance	$23,095	$22,807
Settlements in cash or kind	(3,666)	(4,125)
Warranties issued and adjustments to preexisting warranties (1)	2,868	3,384
Ending balance	$22,297	$22,066
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 14 Weeks Ended April 4, 2020	For the 13 Weeks Ended March 30, 2019
Income tax (benefit) expense	$(63,651)	$9,608
Effective tax rate	42.7%	(446.1)%

For the First Quarter, the Company computed its effective tax rate using actual year-to-date information rather than a full year forecast to compute the annual effective tax rate. Estimating a reliable or meaningful annual effective tax rate for fiscal year 2020 was not possible due to the range of potential impacts and resulting uncertainties related to the global COVID-19 pandemic. Accordingly, the Company concluded that computing its effective tax rate using actual year-to-date results is the best estimate of tax expense (benefit) for the First Quarter.
The tax rate in the First Quarter was favorable as compared to the Prior Year Quarter primarily due to changes enacted in the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. The CARES Act included many beneficial income tax provisions including utilization of net operating losses ("NOLs"), temporary changes to the limitation on interest deductions, and technical corrections to tax depreciation for qualified improvement property. The Tax Cuts and Jobs Act had eliminated the option for most taxpayers to carryback a NOL after 2017. A NOL could only be carried forward and was limited to 80% of taxable income. The CARES Act now allows U.S. taxpayers to carryback a NOL arising in tax years 2018, 2019 and 2020 to prior years when the statutory tax rate was 35%.
For the First Quarter, the Company recognized a $61 million U.S. tax benefit primarily due to the favorable five year NOL carryback provisions under the CARES Act that will allow the 2020 tax loss to be carried back to prior years. The remaining benefit was due to foreign return to provision adjustments and foreign NOL carryforwards. The effective tax rate can vary from quarter to quarter due to changes in the Company's global mix of earnings, impacts of COVID-19, the resolution of income tax audits and changes in tax law.
The Prior Year Quarter effective tax rate was negative since income tax expense was accrued on certain foreign entities with positive taxable income and because no benefit was recognized for losses in the U.S. and certain other foreign jurisdictions. Due to Global Intangible Low-Taxed Income ("GILTI") provision of the Tax Cuts and Jobs Act, certain foreign income is included in U.S. taxable income effectively absorbing the U.S. NOLs, eliminating the availability of any future tax benefit or loss carryback.
As of April 4, 2020, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $35.0 million, of which $29.3 million would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2011-2018 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of April 4, 2020, the Company had recorded $11.0 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At April 4, 2020, the total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheets was $5.2 million and $1.0 million, respectively. For the First Quarter, the Company accrued income tax related interest expense of $0.4 million.

6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 50,583,045 and 50,516,477 shares issued and outstanding at April 4, 2020 and December 28, 2019, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at April 4, 2020 or December 28, 2019. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
Common Stock Repurchase Programs. At April 4, 2020 and December 28, 2019, all treasury stock had been effectively retired. As of April 4, 2020, the Company had $30.0 million of repurchase authorizations remaining under its repurchase program. The Company did not repurchase any common stock under its authorized stock repurchase plans during the First Quarter or Prior Year Quarter.
7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the First Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at December 28, 2019	509	$76.13	2.5	$—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(65)	64.90
Outstanding at April 4, 2020	444	77.78	2.4	—
Exercisable at April 4, 2020	444	$77.78	2.4	$—

The aggregate intrinsic value shown in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at April 4, 2020.
Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at April 4, 2020:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$55.04 - $83.83	59	81.41	1.1	59	81.41
$95.91 - $131.46	83	128.05	1.9	83	128.05
Total	142	$108.53	1.6	142	$108.53

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$29.49 - $47.99	174	$42.03	3.5	174	$42.03
$55.04 - $83.83	73	78.84	2.2	73	78.84
$95.91 - $131.46	55	109.76	1.5	55	109.76
Total	302	$63.27	2.8	302	$63.27

Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the First Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at December 28, 2019	2,329	$15.16
Granted	—	—
Vested	(91)	10.44
Forfeited	(166)	15.56
Nonvested at April 4, 2020	2,072	$15.34

The total fair value of restricted stock units vested during the First Quarter was approximately $0.7 million. Vesting of performance restricted stock units is based on achievement of operating margin growth and achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables illustrate changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 14 Weeks Ended April 4, 2020
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(80,474)	$2,983	$(3,124)	$(80,615)
Other comprehensive income (loss) before reclassifications	(11,193)	8,025	—	(3,168)
Tax (expense) benefit	—	(1,452)	—	(1,452)
Amounts reclassed from accumulated other comprehensive income (loss)	—	360	—	360
Tax (expense) benefit	—	(29)	—	(29)
Total other comprehensive income (loss)	(11,193)	6,242	—	(4,951)
Ending balance	$(91,667)	$9,225	$(3,124)	$(85,566)

	For the 13 Weeks Ended March 30, 2019
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(74,868)	$8,582	$1,595	$(64,691)
Other comprehensive income (loss) before reclassifications	(2,490)	1,709	—	(781)
Tax (expense) benefit	—	(263)	—	(263)
Amounts reclassed from accumulated other comprehensive income (loss)	—	2,655	—	2,655
Tax (expense) benefit	—	(200)	—	(200)
Total other comprehensive income (loss)	(2,490)	(1,009)	—	(3,499)
Ending balance	$(77,358)	$7,573	$1,595	$(68,190)

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
Summary information by operating segment was as follows (in thousands):

	For the 14 Weeks Ended April 4, 2020		For the 13 Weeks Ended March 30, 2019
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$152,916	$(61,644)	$190,369	$10,918
Europe	128,250	(2,655)	153,277	14,280
Asia	106,187	11,239	116,900	21,041
Corporate	3,365	(81,281)	4,722	(66,183)
Consolidated	$390,718	$(134,341)	$465,268	$(19,944)

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 14 Weeks Ended April 4, 2020		For the 13 Weeks Ended March 30, 2019
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$309,925	79.3%	$366,178	78.7%
Leathers	47,307	12.1	53,905	11.6
Jewelry	23,217	6.0	31,160	6.7
Other	10,269	2.6	14,025	3.0
Total	$390,718	100.0%	$465,268	100.0%

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
Hedge accounting must be discontinued for a cash flow hedge of a forecasted transaction upon determining that it is no longer probable that the forecasted transaction will occur within the period originally specified at hedge inception. The cumulative hedge accounting gain or loss associated with the discontinued hedge would remain in accumulated other comprehensive income (loss), and would be reclassified into earnings when the forecasted transaction affects earnings, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. In that case, the entire amount recorded in accumulated other comprehensive income (loss) would immediately be reclassified into earnings. However, in rare cases, the existence of extenuating circumstances that are related to the nature of the forecasted transaction and are outside the control or influence of the Company may cause the forecasted transaction to be probable of occurring on a date that is beyond the additional two-month period of time, in which case the net derivative instrument gain or loss related to the discontinued cash flow hedge will continue to be reported in accumulated other comprehensive income (loss) until it is reclassified into earnings. The Company has identified some delays in the timing of forecasted inventory transactions and has applied the extenuating case exception since the delays are attributable to the COVID-19 pandemic. The Company determined that the delayed forecasted transactions are still probable of occurring after the additional two-month period, and therefore will retain the amounts associated with the discontinued cash flow hedge in accumulated other comprehensive income (loss) until the forecasted transaction affects earnings.
If the cash flow hedge relationship is terminated, the derivative’s gains or losses that are recorded in accumulated other comprehensive income (loss) are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges in the First Quarter or Prior Year Quarter.
As of April 4, 2020, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	108.2	U.S. dollar	124.0
Canadian dollar	38.3	U.S. dollar	29.1
British pound	13.2	U.S. dollar	17.3
Japanese yen	1,234.5	U.S. dollar	11.6
Mexican peso	160.9	U.S. dollar	8.2
Australian dollar	6.4	U.S. dollar	4.4
U.S. dollar	19.2	Japanese yen	2,045.0

Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of April 4, 2020, the Company had non-designated forward contracts of $0.5 million on 6.6 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.

The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during the First Quarter and Prior Year Quarter are set forth below (in thousands):

	For the 14 Weeks Ended April 4, 2020	For the 13 Weeks Ended March 30, 2019
Cash flow hedges:
Forward contracts	$6,573	$1,446
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$6,573	$1,446

The following table illustrates the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during the First Quarter and Prior Year Quarter (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 14 Weeks Ended April 4, 2020	For the 13 Weeks Ended March 30, 2019
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$2,647	$2,473
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(2,316)	$(18)
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$205	$(13)

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	April 4, 2020		December 28, 2019		April 4, 2020		December 28, 2019
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$11,641	Prepaid expenses and other current assets	$3,327	Accrued expenses-other	$243	Accrued expenses-other	$1,657
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	113	Prepaid expenses and other current assets	—	Accrued expenses-other	—	Accrued expenses-other	63
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	531	Intangible and other assets-net	21	Other long-term liabilities	30	Other long-term liabilities	104
Total		$12,285		$3,348		$273		$1,824

The following table summarizes the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 14 Weeks Ended April 4, 2020		For the 13 Weeks Ended March 30, 2019
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$250,358	$(7,290)	$217,341	$25,912
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	2,647	(2,316)	2,473	(18)

At the end of the First Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through June 2021. As of April 4, 2020, an estimated net gain of $10.0 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 4, 2020 (in thousands):

	Fair Value at April 4, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$12,285	$—	$12,285
Deferred compensation plan assets:
Investment in publicly traded mutual funds	4,460	—	—	4,460
Total	$4,460	$12,285	$—	$16,745
Liabilities:
Contingent consideration	$—	$—	$1,464	$1,464
Forward contracts	—	273	—	273
Total	$—	$273	$1,464	$1,737

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
As of April 4, 2020, debt, excluding unamortized debt issuance costs and capital leases, was recorded at cost and had a carrying value of $338.7 million and had a fair value of approximately $282.9 million. The fair value of debt was based on observable market inputs.
The fair value of trade names are measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discount rates and implied royalty rates. During the First Quarter, the MICHELE trade name with a carrying amount of $10.9 million was written down to its implied fair value of $8.4 million, resulting in a pre-tax impairment charge of $2.5 million. The trade name impairment charge was recorded in the Corporate cost area.
During the First Quarter, operating lease right-of-use assets with a carrying amount of $23.4 million and property, plant and equipment-net with a carrying amount of $3.1 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $8.0 million and $0.9 million, respectively, resulting in impairment charges of $17.6 million.
The fair values of operating lease right-of-use assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $17.6 million impairment expense, $14.2 million, $2.2 million, and $0.4 million was recorded in SG&A in the Americas, Europe and Asia segments, respectively, and $0.7 million and $0.1 million was recorded in restructuring charges in the Asia and Europe segments, respectively.
The fair value of the contingent consideration liability related to Fossil South Africa was determined using Level 3 inputs. The contingent consideration is based on Fossil South Africa's projected earnings and dividends. The present value of the contingent consideration liability was valued at $1.5 million as of April 4, 2020. The Company recorded $0.1 million of the variable consideration in accrued expenses-other and $1.4 million in other long-term liabilities in the condensed consolidated balance sheets at April 4, 2020.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		April 4, 2020		December 28, 2019
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,672	$3,044	$3,612	$2,993
Customer lists	5-10 yrs.	51,137	44,376	52,517	44,013
Patents	3-20 yrs.	2,347	1,946	2,308	1,937
Developed technology	7 yrs.	2,193	685	2,193	548
Trade name	6 yrs.	4,502	375	4,502	188
Other	7-20 yrs.	404	276	383	272
Total intangibles-subject to amortization		64,255	50,702	65,515	49,951
Intangibles-not subject to amortization:
Trade names		8,852		11,315
Other assets:
Deposits		18,842		18,558
Deferred compensation plan assets		4,460		5,243
Deferred tax asset-net		35,271		38,275
Restricted cash		6,804		7,501
Tax receivable		66,717		6,507
Investments		327		500
Other		2,843		2,145
Total other assets		135,264		78,729
Total intangible and other assets		$208,371	$50,702	$155,559	$49,951
Total intangible and other assets-net			$157,669		$105,608

Amortization expense for intangible assets was $1.9 million and $1.7 million for the First Quarter and Prior Year Quarter, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2020 (remaining)	$5,158
2021	$3,212
2022	$2,441
2023	$871
2024	$860
Thereafter	$1,011

13. COMMITMENTS AND CONTINGENCIES
Litigation. The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.

14. LEASES
The Company's leases consist primarily of retail space, offices, warehouses, distribution centers, equipment and vehicles. The Company determines if an agreement contains a lease at inception based on the Company's right to the economic benefits of the leased assets and its right to direct the use of the leased asset. Right-of-use ("ROU") assets represent the Company's right to use an underlying asset, and ROU liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at the commencement date adjusted for the lease term and lease country to determine the present value of the lease payments.
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
The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 14 Weeks Ended April 4, 2020	For the 13 Weeks Ended March 30, 2019
Operating lease cost(1)	SG&A	$28,206	$30,858
Finance lease cost:
Amortization of ROU assets	SG&A	$101	$448
Interest on lease liabilities	Interest expense	$11	$9
Short-term lease cost	SG&A	$201	$1,700
Variable lease cost	SG&A	$7,694	$6,116
_______________________________________________

(1)Includes sublease income, which was immaterial.
The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	April 4, 2020	December 28, 2019
Assets
Operating	Operating lease ROU assets	$269,090	$288,166
Finance	Property, plant and equipment - net of accumulated depreciation of $4,010 and $4,015, respectively	$5,665	$5,918

Liabilities
Current:
Operating	Current operating lease liabilities	$70,839	$68,838
Finance	Short-term and current portion of long-term debt	$910	$1,011
Noncurrent:
Operating	Long-term operating lease liabilities	$281,097	$288,689
Finance	Long-term debt	$1,214	$1,468

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	April 4, 2020	December 28, 2019
Weighted-average remaining lease term:
Operating leases	6.1 years	6.1 years
Finance leases	2.0 years	2.3 years
Weighted-average discount rate:
Operating leases	14.0%	13.9%
Finance leases	1.2%	1.2%

Future minimum lease payments by year as of April 4, 2020 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2020 (remaining)	$88,158	$721
2021	97,604	949
2022	84,329	474
2023	67,061	—
2024	48,842	—
2025	35,351	—
Thereafter	127,316	—
Total lease payments	$548,661	$2,144
Less: Interest	196,725	20
Total lease obligations	$351,936	$2,124

Future minimum lease payments by year as of December 28, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2020	$116,778	$1,042
2021	94,795	978
2022	81,536	488
2023	64,582	—
2024	45,846	—
Thereafter	153,255	—
Total lease payments	$556,792	$2,508
Less: Interest	199,265	30
Finance lease obligations	$357,527	$2,478

Supplemental cash flow information related to leases was as follows (in thousands):

	For the 14 Weeks Ended April 4, 2020	For the 13 Weeks Ended March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,324	$20,092
Operating cash flows from finance leases	11	9
Financing cash flows from finance leases	309	236
Leased assets obtained in exchange for new operating lease liabilities	18,284	5,148

As of April 4, 2020, the Company did not have any material operating or finance leases that have been signed but not commenced.

15. DEBT ACTIVITY
On February 20, 2020, the Company entered into an Amendment No. 1 (the “First Amendment”) to that certain Term Credit Agreement, dated as of September 26, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A. as administrative agent and the lenders (the “Term Credit Agreement Lenders”) party thereto (the “Term Credit Agreement”).
Pursuant to the terms of the First Amendment, the Company, the administrative agent and the lenders party thereto agreed to modify certain terms of the Term Credit Agreement to, among other things, (i) increase the interest rate applicable to the term loans under the Term Credit Agreement (a) in the case of Eurodollar loans, from the adjusted LIBO rate plus 6.50% to the adjusted LIBO rate plus 8.00%, and (b) in the case of alternate base rate loans, from the alternate base rate plus 5.50% to the alternate base rate plus 7.00%; (ii) increase the maximum total leverage ratio permitted from 1.50 to 1.00 as of the last day of each fiscal quarter to (a) 2.75 to 1.00 as of the last day of each fiscal quarter ending April 4, 2020, July 4, 2020, October 3, 2020 and January 2, 2021, (b) 2.25 to 1.00 as of the last day of each fiscal quarter ending April 3, 2021, July 3, 2021 and October 2, 2021, and (c) 1.50 to 1.00 as of the last day of each subsequent fiscal quarter; (iii) limit the amount of borrowings in aggregate principal amount at any time outstanding under that certain asset-based revolving credit agreement, dated as of September 26, 2019, by and among the Company and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other subsidiaries of the Company from time to time party thereto designated as borrowers, certain subsidiaries of the Company from time to time party thereto as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and J.P. Morgan AG, as French collateral agent (The "Revolving Facility"), to the lesser of the borrowing base thereunder and $200 million; (iv) extend the applicable periods for certain prepayment fees, so that if the Company voluntarily prepays the term loans prior to February 20, 2022, or if the Company incurs certain indebtedness which results in a mandatory prepayment under the Term Credit Agreement prior to February 20, 2022, the Company is required to pay a prepayment fee of 2.00% with respect to the principal amount prepaid prior to February 20, 2021 and 1.00% with respect to the principal amount prepaid between February 21, 2021 and February 20, 2022; and (v) require the Company to pay the foregoing prepayment fee upon acceleration of the loans under the Term Credit Agreement. The First Amendment also modified the negative covenants and events of default in the Term Credit Agreement to reduce the Company’s flexibility with respect to certain matters. The Company incurred debt issue costs of $8.1 million in connection with the First amendment.
On May 12, 2020, the Company entered into Amendment No. 2 to the Term Credit Agreement to extend the deadline for delivery of the Company’s unaudited quarterly financial statements and related deliverables for the fiscal quarter ended April 4, 2020 to the earlier of (i) July 6, 2020 and (ii) the date on which the Company is required to file (or does file) with the SEC its quarterly report on Form 10-Q for the fiscal quarter ended April 4, 2020.
On June 5, 2020, the Company entered into Amendment No. 3 (the “Third Amendment”) to the Term Credit Agreement to modify certain terms of the Term Credit Agreement to, among other things, (i) increase the interest rate applicable to the term loans under the Term Credit Agreement (a) in the case of Eurodollar loans, from the adjusted LIBO rate plus 8.00% to the adjusted LIBO rate plus 8.50%, and (b) in the case of alternate base rate loans, from the alternate base rate plus 7.00% to the alternate base rate plus 7.50%; (ii) (a) require a $15.0 million principal prepayment at the time of the Third Amendment, (b) increase the quarterly amortization payment to be paid on September 30, 2020 to $8.0 million from $5.0 million, and (c) increase each quarterly amortization payment thereafter to $10.0 million; (iii) change provisions related to prepayment fees such that (a) prepayment fees will be waived for a period of 90 days following the date of the Third Amendment for prepayments in connection with certain refinancings of the term loans and (b) prepayment fees will be 2% for a period of twelve months after such 90-day period, and 1% for next twelve-month period; (iv) reduce the minimum liquidity levels required to be maintained by the Company at the end of each fiscal month, through and including November 2020, from $150.0 million to $125.0 million; (v) waive the quarterly test for maximum total leverage ratio for fiscal year 2020 and the first three fiscal quarters of fiscal year 2021, and during such period require the Company to maintain specified minimum levels of EBITDA; and (vi) increase the amount of equity interests in certain “first tier” foreign subsidiaries that must be pledged as collateral securing the obligations under the Term Credit Agreement from 65% to 100% of such equity interests.
While the Third Amendment amends, among other things, certain of the financial covenants in the Term Credit Agreement to address the financial impact of COVID-19, any material further decreases to the Company’s revenues and cash flows, or the Company's inability to successfully achieve its cost reduction targets, could result in the Company not meeting one or more of the amended financial covenants under its Term Credit Agreement within the next twelve months. See “Note 1-Significant Accounting Policies" for additional information.
As of April 4, 2020, the Company had $190.0 million and $158.9 million outstanding under the Term Credit Agreement and Revolving Facility, respectively. The Company had net payments of $10.0 million under the Term Credit Agreement during the First Quarter. The Company had net borrowings of $130.9 million under the Revolving Credit Facility during the First Quarter. Amounts available under the Revolving Credit Facility were reduced by any amounts outstanding under standby letters of credit. As of April 4, 2020, the Company had available borrowing capacity of $33.0 million under the Revolving Credit Facility. The Company incurred approximately $4.7 million of interest expense related to the Term Credit Agreement during the First Quarter. The Company incurred approximately $0.4 million of interest expense related to the Revolving Credit Facility during the First Quarter. The Company incurred approximately $2.1 million of interest expense related to the amortization of debt issuance costs and the original issue discount during the First Quarter.
16. RESTRUCTURING
The Company implemented a multi-year restructuring program that began in fiscal year 2016 called New World Fossil ("NWF 1.0") and concluded in fiscal year 2019. The remaining liability under NWF 1.0 is $3.7 million.

In fiscal 2019, the Company launched New World Fossil 2.0 - Transform to Grow Program (“NWF 2.0”), which is focused on optimizing the Company’s operating structure to be more efficient, with faster decision-making and a more customer-centric focus. In addition to optimizing the way the Company goes to market, the Company is also pursuing additional gross margin expansion opportunities. The Company is taking a zero-based budgeting approach to adjust its business model to enable more investment in digital capabilities and marketing, move closer to the consumer and react more quickly to the ever-evolving consumer shopping patterns. The Company also plans to change to overall business processes and resources, creating a more centrally directed operating model, reducing complexity and redundancy, and operating at a lower cost base.

The following table shows a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	For the 14 Weeks Ended April 4, 2020
	Liabilities				Liabilities
	December 28, 2019	Charges	Cash Payments	Non-cash Items	April 4, 2020
Store closures	$22	$732	$42	$684	$28
Professional services	2,824	3,189	3,963	—	2,050
Severance and employee-related benefits	4,238	5,454	5,782	—	3,910
Total	$7,084	$9,375	$9,787	$684	$5,988

NWF 2.0 restructuring charges by operating segment were as follows (in thousands):

For the 14 Weeks Ended April 4, 2020
Americas	$1,136
Europe	766
Asia	1,623
Corporate	5,850
Consolidated	$9,375

Additionally, the NWF 2.0 restructuring program will be expanded to address additional challenges posed by COVID-19. The program will include additional organizational efficiencies, cost savings measures, and accelerating digital initiatives. The Company estimates total NWF 2.0 charges of $50 million to $70 million, with approximately $25 million of those charges in fiscal year 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the fourteen week period ended April 4, 2020 (the “First Quarter”) as compared to the thirteen week period ended March 30, 2019 (the “Prior Year Quarter”). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website and third-party websites. Our wholesale customer base includes, among others, Amazon, Best Buy, Dillard’s, Kohl’s, Macy’s, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 56 retail stores located in premier retail sites and 101 outlet stores located in major outlet malls as of April 4, 2020. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.
Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 80 independent distributors. Internationally, our network of Company-owned stores included 168 retail stores and 122 outlet stores as of April 4, 2020. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.
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
Known or Anticipated Trends: Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:
In March 2020, a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization. Our business operations and financial performance for the First Quarter were materially impacted by COVID-19. This pandemic has negatively affected the global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures of non-essential businesses and orders to “shelter-in-place.” During this period, we are focused on protecting the health and safety of our employees, customers and suppliers to minimize potential disruptions and supporting the community to address challenges posed by the global pandemic. By the end of the First Quarter, the impact of COVID-19 resulted in the closure of the majority of our stores and many of our wholesale partners' stores. As of the date of this filing, certain regional and local governments have lifted or modified restrictions and orders. While we have reopened a limited number of stores, these stores have been impacted by a decrease in retail traffic and reduced hours at many locations. The reopening of our stores and our wholesale partners’ stores that remain closed is dependent on a number of factors, including, but not limited to, the lifting of any government restrictions and implementation of safety protocols. While we believe the closed stores will open over stages during the next several months, we cannot reasonably estimate the impact such closures will have on our retail and wholesale sales and overall results. We expect revenue declines to continue in our retail and wholesale channels as consumers react to, or otherwise practice, “social distancing” and other safety measures. Further, we expect a larger decline in revenues in the second quarter of 2020, as a significant number of our retail and wholesale partners’ stores may be closed for the whole period. For certain of our stores that have reopened in Asia, we are seeing trends in traffic down approximately fifty percent, but conversions up approximately 70% to 80%.
During the periods in which our stores and our wholesale partners’ stores have been closed, we have seen strong growth trends in our direct and wholesale e-commerce channels. We expect for these trends to continue, as consumers continue to focus on online shopping options.
We have taken certain cost saving and other actions, and plan to take further actions, to address the decrease in revenues and cash flow and other impacts on our business as a result of COVID-19 in order to maintain liquidity and in order to remain in compliance with financial covenants. Examples of some of these actions include the following:
Board of Director and Executive Compensation: We implemented base salary reductions for each of our executive officers for an indefinite time period. Further, the cash fees for all non-employee directors serving on our Board of Directors were deferred for the First Quarter until the end of 2020 and the cash fees were reduced by twenty percent for the second quarter of fiscal year 2020.
Other Employee Actions: We have implemented base salary reductions for a substantial number of our employees globally. We also implemented weekly work hour reductions (e.g., from 40 hours to 32 or 24 hours) and have implemented work-reduction furloughs for certain other employees.  We closed all of our corporate offices at various times in 2020. Many of our offices in Asia and Europe have reopened in some capacity with health and safety guidelines in place. Our offices in the U.S. remain closed with plans to reopen in some capacity in July. We believe our employees have been successful in transitioning to a virtual working environment.
Office and Retail Location Expenses: We have entered into agreements, or are in discussions with, most of our retail and corporate office landlords to modify rent payments, receive other concessions or otherwise reduce our operating costs for these locations.
Other Expense Reductions: We have also extended the payment terms with a number of our vendors and suppliers globally and have agreements, or are in discussions with, licensors of certain third party trademarks to reduce our royalty obligations in fiscal 2020. In addition, we plan to reduce marketing and capital spending and eliminate all non-business critical spending for the balance of 2020.
2020 Operating Expenses: Selling, general and administrative expenses (“SG&A”) for 2020 is now expected to be several million dollars lower than 2019 and our original plan for 2020. Our NWF 2.0 initiative is being expanded to include additional expense reduction programs which are partly dependent on the length and depth of the COVID-19 pandemic impact.  Expense reductions are expected to be primarily driven by additional store closings and rent concessions, reduced compensation levels, lower marketing investment, and fewer discretionary expenses.

Capital Expenditures: Capital expenditures for 2020 are expected to be approximately $5 million to $7 million, compared to prior guidance of approximately $25 million. This reduction reflects the deferral or cancellation of certain planned investments.
Management believes our cost reduction plans are probable of being successfully implemented, which will result in adequate cash flows to support our ongoing operations and to meet our covenant requirements for one year following the date these financial statements are issued.

Our Term Loan Facility (as defined in "Note 15-Debt Activity") contains certain affirmative and negative covenants.  We have entered into a new amendment to our Term Loan Facility to amend, among other things, certain of these financial covenants as a result of the impact of COVID-19 on our business. Refer to “Note 15-Debt Activity" for additional details on the Term Loan Facility. We are currently in compliance with our covenants and are forecasting to remain in compliance for the year following the date that these financial statements are issued. Due to the uncertainty related to the duration of COVID-19, we could experience material further decreases to revenues and cash flows and may experience difficulty in remaining in compliance with financial covenants under the Term Loan Facility, as amended.
For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and "Part II, Item 1A. Risk Factors" of this Quarter Report on Form 10-Q.
Results of Operations
Executive Summary. Since the onset of the COVID-19 pandemic, we have acted to protect our employees, partners and communities worldwide, adapted to rapidly changing circumstances, mitigated business disruption and strengthened our financial position. In the preceding "General" section, we have described some of the cost reduction and cash management steps we have taken to date. During the First Quarter, net sales decreased 16% (15% in constant currency), as compared to the Prior Year Quarter. We generated a net loss of $85.6 million in the First Quarter as compared to a net loss of $12.2 million in the Prior Year Quarter. In January and February, worldwide net sales were above our expectations, reflecting increased sales of our older generation connected product driven by liquidation activity in the Americas, as well as improved performance in our core business including traditional leathers and watches. As the majority of stay-at-home mandates took effect in March, the combination of retail store closures and reduced wholesale sales had a considerable impact on our First Quarter net sales and profitability. From a global business perspective, we experienced store closures at our wholesale partners and Fossil owned locations as early as February in the Asia Pacific region. This of course accelerated in March as the virus spread to Europe and the Americas.
The stay-at-home orders and restrictions on travel have driven a channel shift away from brick and mortar and towards e-commerce. The investments we have been making in our digital capabilities left us well prepared to service significantly higher demand levels. During the First Quarter, we completed the implementation of our new global e-commerce platform, which provides us with a flexible and responsive system that integrates with our marketing programs. We believe this has been a critical factor in our ability to drive traffic and conversion on Fossil.com.

In recent weeks, the re-opening of wholesale doors and FOSSIL retail stores have started to phase in across all geographies and channels. We have been proactively reducing incoming inventory and working closely with our wholesale partners to align on the best path forward. Due to the timing of the First Quarter closures, we expect the second quarter of fiscal year 2020 to be more challenging from a net sales perspective.

We have previously outlined our four strategic priorities for fiscal year 2020. Notwithstanding the COVID-19 pandemic, these strategies remain highly relevant and we believe they will be important to our long-term success. The first strategic initiative is delivering compelling storytelling and innovation. Our second strategic initiative is commercial transformation, which is one of two strategic initiatives we are accelerating due to the current operating environment created by the pandemic. We have deployed substantial resources toward increasing our digital capabilities in recent years and that is helping us serve our customers during this time of heightened e-commerce demand. We have invested in a robust set of tools that can support a larger direct to consumer business in the future. Our third strategic initiative is expanding our opportunity in China and India. In these countries we are continuing to execute against a strategy centered around localized marketing and segmented assortments. The impacts of COVID-19 may disrupt our growth trajectory in the short to intermediate term, but we continue to view China and India as compelling long-term opportunities. Under our NWF 2.0 program, our fourth strategic initiative, we have been driving greater efficiency in our processes and workstreams throughout the organization and right-sizing our cost structure. In 2019, operating expense was reduced by nearly $50 million. Given the current environment and our perspective on the future state of business, we have made the strategic decision to accelerate and expand our NWF 2.0 program. Specifically, we are shifting a portion of the temporary savings from our

COVID-19 specific actions into permanent reductions. This is expected to generate incremental benefits of approximately $50 million in years 2020 and 2021, which increases our total NWF 2.0 program from $200 million to $300 million.

During the First Quarter, sales of FOSSIL branded products decreased 15% (14% in constant currency), as compared to the Prior Year Quarter, with declines across all major product categories. FOSSIL brand watch sales decreased 16% (15% in constant currency) during the First Quarter. Our multi-brand global watch portfolio declined 15% (14% in constant currency) during the First Quarter compared to the Prior Year Quarter, with traditional watch sales declining mid-double digits in constant currency and connected watch sales declining mid-single digits. While most brands in the portfolio decreased, TORY BURCH® and ARMANI EXCHANGE® increased. Excluding store closures, business exits and the extra week in the First Quarter, our core sales declined in the mid-teens, with favorability in January and February offset by the impact of COVID-19 across all channels in March.
Global comparable retail sales, which include our stores and our own e-commerce decreased 14% on a 14-week calendar basis. Prior to COVID-19 store closures, comparable retail sales were trending up 1% in the First Quarter, with positive comparable sales in Americas outlet stores and e-commerce in Asia and Europe and partially offset by comparable sales declines in Americas e-commerce and full-price stores in all regions.
During the First Quarter, our gross profit margin rate decreased to 35.9% compared to 53.3% in the Prior Year Quarter. The gross margin contraction was largely driven by increased liquidation and inventory valuation adjustments of older generation connected watches and minimum licensed product royalties resulting from decreased sales due to the impacts of COVID-19. First quarter margins also included softness in retail margins driven by promotions, higher inventory costs and increased markdown activity. These pressures were partially offset by margin optimization efforts through our New World Fossil programs as well as favorable regional and product mix. Currency favorably impacted the gross profit margin rate by approximately 10 basis points.
Total operating expenses, including $20 million of non-cash charges related to operating lease right-of-use and intangible asset impairment and $9 million of restructuring expenses, increased 2.5% in the First Quarter, compared to the Prior Year Quarter. During the First Quarter, our financial performance resulted in a net loss of $1.69 per diluted share and included NWF restructuring charges of $0.15 per diluted share. The Prior Year Quarter resulted in a net loss of $0.25 per diluted share and included a gain on sale of intellectual property of $0.33 per diluted share and restructuring charges of $0.16 per diluted share. Currencies, including both the translation impact on operating earnings and the impact of foreign currency hedging contracts, unfavorably impacted earnings in the First Quarter by $0.12 per diluted share.
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

Quarterly Periods Ended April 4, 2020 and March 30, 2019
Consolidated Net Sales. Net sales decreased $74.6 million or 16.0% (14.7% in constant currency), for the First Quarter as compared to the Prior Year Quarter, primarily as a result of the ongoing COVID-19 pandemic. During the First Quarter, watch sales decreased $56.3 million or 15.4% (14.0% in constant currency), our jewelry business decreased $8.0 million or 25.6% (24.4% in constant currency) and our leathers products decreased $6.6 million or 12.2% (11.3% in constant currency). In the beginning of the First Quarter, sales results were positively impacted by increased off-price and liquidation sales of connected inventory. Due to the ongoing COVID-19 pandemic, sales began to slow in February in Asia and in March in the Americas and Europe, due to store closures in our direct to consumer and wholesale channels. Excluding store closures, business exits and the extra week in the First Quarter, as a percentage of net sales, our core sales declined in the mid-teens. Our direct business also decreased mid-teens during the First Quarter, largely driven by temporary store and concession closures due to COVID-19 and permanent store closures since the Prior Year Quarter, while we continued strong e-commerce growth in Asia. We have reduced our store footprint by 14 stores since the end of the Prior Year Quarter and expect to reduce it further during the remainder of fiscal year 2020.
Net sales information by product category is summarized as follows (dollars in millions):

	For the 14 Weeks Ended April 4, 2020		For the 13 Weeks Ended March 30, 2019
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$309.9	79.3%	$366.2	78.7%	$(56.3)	(15.4)%	(14.0)%
Leathers	47.3	12.1	53.9	11.6	(6.6)	(12.2)	(11.3)
Jewelry	23.2	6.0	31.2	6.7	(8.0)	(25.6)	(24.4)
Other	10.3	2.6	14.0	3.0	(3.7)	(26.4)	(26.4)
Total	$390.7	100.0%	$465.3	100.0%	$(74.6)	(16.0)%	(14.7)%
In the First Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by $6.0 million, including unfavorable impacts of $3.1 million, $2.8 million and $0.1 million in our Europe, Asia and Americas segments, respectively, when compared to the Prior Year Quarter.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 14 Weeks Ended April 4, 2020		For the 13 Weeks Ended March 30, 2019		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$152.9	39.1%	$190.4	40.9%	$(37.5)	(19.7)%	(19.6)%
Europe	128.2	32.8	153.3	33.0	(25.1)	(16.4)	(14.3)
Asia	106.2	27.2	116.9	25.1	(10.7)	(9.2)	(6.8)
Corporate	3.4	0.9	4.7	1.0	(1.3)	(27.7)	(29.8)
Total	$390.7	100.0%	$465.3	100.0%	$(74.6)	(16.0)%	(14.7)%
Americas Net Sales. Americas net sales decreased $37.5 million or 19.7% (19.6% in constant currency), during the First Quarter in comparison to the Prior Year Quarter. During the First Quarter, watches decreased $29.0 million or 19.6% (19.5% in constant currency), our jewelry category decreased $5.2 million or 56.5% (56.5% in constant currency) and our leathers business decreased $2.8 million or 9.1% (9.1% in constant currency). In the region, sales declined in the U.S., Mexico and Canada. Comparable retail sales were moderately negative on a 14-week calendar basis (modestly positive prior to COVID-19 related closures) during the First Quarter, driven by our strong outlet stores performance, which benefited from increased connected product liquidations prior to COVID-19 closures.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Americas segment (dollars in millions):

	For the 14 Weeks Ended April 4, 2020	For the 13 Weeks Ended March 30, 2019
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$119.3	$148.3	$(29.0)	(19.6)%	(19.5)%
Leathers	28.0	30.8	(2.8)	(9.1)	(9.1)
Jewelry	4.0	9.2	(5.2)	(56.5)	(56.5)
Other	1.6	2.1	(0.5)	(23.8)	(23.8)
Total	$152.9	$190.4	$(37.5)	(19.7)%	(19.6)%

Europe Net Sales. Europe net sales decreased $25.1 million or 16.4% (14.3% in constant currency) during the First Quarter in comparison to the Prior Year Quarter. Watches decreased $18.3 million or 15.7% (13.7% in constant currency), jewelry declined $3.3 million or 15.9% (13.9% in constant currency) and our leathers business declined $2.0 million or 17.5% (14.9% in constant currency). Across the Eurozone, sales were down in all major markets with the greatest declines in Germany, the U.K. and Italy. Comparable retail sales were moderately negative on a 14-week calendar basis (flat prior to COVID-19 related closures), with comparable retail store decreases in full price stores offset by e-commerce and outlet growth prior to COVID-19 closures.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Europe segment (dollars in millions):

	For the 14 Weeks Ended April 4, 2020	For the 13 Weeks Ended March 30, 2019
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$97.9	$116.2	$(18.3)	(15.7)%	(13.7)%
Leathers	9.4	11.4	(2.0)	(17.5)	(14.9)
Jewelry	17.5	20.8	(3.3)	(15.9)	(13.9)
Other	3.4	4.9	(1.5)	(30.6)	(28.6)
Total	$128.2	$153.3	$(25.1)	(16.4)%	(14.3)%

Asia Net Sales. Net sales in Asia decreased $10.7 million or 9.2% (6.8% in constant currency). During the First Quarter as compared to the Prior Year Quarter, our watch category decreased $8.9 million or 8.8% (6.2% in constant currency), while our leathers category decreased $1.9 million or 16.1% (14.4% in constant currency), and our jewelry category increased $0.5 million or 41.7% (same in constant currency). Net sales increases in January were more than offset by declines later in the First Quarter as the COVID-19 pandemic spread. EMPORIO ARMANI® watches posted single digit sales increases, while most other brands decreased. Sales decreased in all major markets across Asia, except for mainland China, where sales growth was driven by both the wholesale channel and third-party e-commerce. Excluding store closures, business exits and the extra week in the First Quarter, Asia's core sales declined in the mid-single digits. Comparable retail sales were moderately negative on a 14-week calendar basis (also moderately negative prior to COVID-19 related closures), with strong e-commerce growth driven by effective marketing more than offset by comparable retail store declines prior to COVID-19 closures.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Asia segment (dollars in millions):

	For the 14 Weeks Ended April 4, 2020	For the 13 Weeks Ended March 30, 2019
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$92.7	$101.6	$(8.9)	(8.8)%	(6.2)%
Leathers	9.9	11.8	(1.9)	(16.1)	(14.4)
Jewelry	1.7	1.2	0.5	41.7	41.7
Other	1.9	2.3	(0.4)	(17.4)	(17.4)
Total	$106.2	$116.9	$(10.7)	(9.2)%	(6.8)%
The following table sets forth the number of stores by concept on the dates indicated below:

	April 4, 2020				March 30, 2019
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price accessory	82	78	57	217	85	88	53	226
Outlets	114	74	35	223	116	74	38	228
Full priced multi-brand	—	4	3	7	—	4	3	7
Total stores	196	156	95	447	201	166	94	461
During the First Quarter, we closed ten stores and opened six new stores.
Both stores and our own e-commerce sites are included in comparable retail sales in the thirteenth month of operation. Stores that experience a gross square footage increase of 10% or more due to an expansion and/or relocation are removed from the comparable retail sales base, but are included in total sales. These stores are returned to the comparable retail sales base in the thirteenth month following the expansion and/or relocation. Comparable retail sales were adjusted to normalize the 14-week First Quarter with the 13-week Prior Year Quarter. The COVID-19 pandemic led to the closing of the majority of our stores during the First Quarter. As a result, comparable retail sales have been calculated both with and without the normalization for COVID-19 store closure impacts. Comparable retail sales also exclude the effects of foreign currency fluctuations.

Gross Profit. Gross profit of $140.4 million in the First Quarter decreased 43.4% in comparison to $247.9 million in the Prior Year Quarter. Gross profit margin rate decreased to 35.9% in the First Quarter compared to 53.3% in the Prior Year Quarter. The gross margin contraction was primarily driven by increased liquidation and inventory valuation adjustments of older generation connected products and minimum licensed product royalties resulting from decreased sales due to the impact of COVID-19. First Quarter margins also included softness in retail margins driven by promotions, higher inventory costs and increased markdown activity. These pressures were partially offset by margin optimization efforts through our New World Fossil programs as well as favorable regional and product mix. Currency favorably impacted the gross profit margin rate by approximately 10 basis points.
Operating Expenses. Total operating expenses in the First Quarter increased by $6.8 million, or 2.5%, to $274.7 million compared to $267.9 million in the Prior Year Quarter. Operating expenses in the First Quarter included $9.4 million of restructuring costs, primarily related to employee costs, professional services and store closures, while the Prior Year Quarter included $10.2 million in restructuring costs. First Quarter operating expenses also included approximately $20 million of non-cash charges related to operating lease right-of-use and intangible asset impairment, and minimum marketing royalties. During the First Quarter, the MICHELE® trade name was partially impaired, resulting in a non-cash intangible asset impairment charge of $2.5 million. The translation of foreign-denominated expenses during the First Quarter decreased operating expenses by approximately $3.1 million as a result of the stronger U.S. dollar. As a percentage of net sales, SG&A expenses increased to 67.3% in the First Quarter as compared to 55.4% in the Prior Year Quarter.
Operating Income (Loss). Operating income (loss) was a loss of $134.3 million in the First Quarter as compared to a loss of $19.9 million in the Prior Year Quarter. During the First Quarter, the increased operating loss was primarily driven by COVID-19 impacts on sales, gross margin and non-cash asset impairments. As a percentage of net sales, operating margin (loss) was (34.4)% in the First Quarter compared to (4.3)% in the Prior Year Quarter. Operating margin rate in the First Quarter included an unfavorable impact of 20 basis points due to changes in foreign currencies.

Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 14 Weeks Ended April 4, 2020	For the 13 Weeks Ended March 30, 2019	Change		Operating Margin %
			Dollars	Percentage	2020	2019
Americas	$(61.6)	$10.9	$(72.5)	(665.1)%	(40.3)%	5.7%
Europe	(2.7)	14.3	(17.0)	(118.9)	(2.1)	9.3
Asia	11.2	21.0	(9.8)	(46.7)	10.6	18.0
Corporate	(81.2)	(66.1)	(15.1)	22.8
Total operating income (loss)	$(134.3)	$(19.9)	$(114.4)	574.9%	(34.4)%	(4.3)%
Interest Expense. Interest expense decreased by $0.7 million during the First Quarter compared to the Prior Year Quarter as a result of a smaller borrowing base for the majority of the First Quarter.
Other Income (Expense)-Net. During the First Quarter, other income (expense)-net changed unfavorably to a net expense of $7.3 million in comparison to a net gain of $25.9 million in the Prior Year Quarter, which included a $21.6 million gain on the sale of intellectual property to Google. In addition, the First Quarter experienced net transactional currency losses, compared to net transactional currency gains in the Prior Year Quarter.
Provision for Income Taxes. Income tax benefit for the First Quarter was $63.7 million, resulting in an effective income tax rate of 42.7%. For the Prior Year Quarter, income tax expense was $9.6 million, resulting in an effective income tax rate of (446.1)%. The effective tax rate in the First Quarter differed from the Prior Year Quarter primarily due to changes enacted in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was signed into law on March 27, 2020. The CARES Act allows U.S. taxpayers to carry back a net operating loss (“NOL”) arising in tax years 2018, 2019 and 2020 to prior years when the tax rate was 35%. The Company recognized a U.S. tax benefit from the First Quarter tax loss, which will be carried back to offset taxable income reported in 2015. The Company will receive a refund of 2015 taxes as well as a portion of 2014 taxes due to the application of foreign tax credits that can be carried back.

The Prior Year Quarter effective tax rate was negative since income tax expense was accrued on certain foreign entities with positive taxable income and because no benefit was recognized for losses in the U.S. and certain other foreign jurisdictions. Due to the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act, certain foreign income is included in U.S. taxable income effectively absorbing the U.S. NOLs, eliminating the availability of any future tax benefit or loss carryback.

Net Income (Loss) Attributable to Fossil Group, Inc. First Quarter net income (loss) attributable to Fossil Group, Inc. was a loss of $85.6 million, or $1.69 per diluted share, in comparison to a net loss of $12.2 million, or $0.25 per diluted share, in the Prior Year Quarter. Diluted earnings (loss) per share in the First Quarter included restructuring charges of $0.15 per diluted share. Diluted earnings (loss) per share in the Prior Year Quarter included a gain on sale of intellectual property of $0.33 per diluted share and restructuring charges of $0.16 per diluted share. Currency fluctuations unfavorably impacted diluted earnings per share by $0.12 during the First Quarter.

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the First Quarter was $245.4 million, including $181.3 million held in banks outside the U.S., in comparison to cash and cash equivalents of $271.4 million at the end of the Prior Year Quarter and $200.2 million at the end of fiscal year 2019. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges, strategic investments such as acquisitions and other capital expenditures. We believe cash flows from operations, including our current and planned cost savings measures, combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for the next twelve months. Although we believe we have adequate sources of liquidity in the short-term and long-term, the success of our operations, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity.

We have taken various actions to mitigate the impact of the current economic crisis on our financial position, with a focus on financial liquidity enhancements, cost reduction measures, capital preservation and inventory management. In addition to these temporary savings, we plan to address permanent cost reductions under our New World Fossil 2.0 restructuring project.  We believe our cost reduction plans, if successfully executed, will result in adequate cash flows to support our ongoing operations.
For the First Quarter, we had an operating cash flow deficit of $77.1 million. A net loss of $85.4 million and a decrease in working capital items of $56.0 million was partially offset by net non-cash items of $64.3 million. We had net debt borrowings of $120.6 million and capital expenditures of $2.9 million. We increased our borrowings under the Revolving Facility (as defined below) as a precautionary measure to increase our cash position, provide liquidity for a sustained period and to preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak.
Accounts receivable, net of allowances, decreased by 23.3% to $153.4 million at the end of the First Quarter compared to $199.9 million at the end of the Prior Year Quarter. Days sales outstanding for our wholesale businesses remained flat at 55 days for the First Quarter and the Prior Year Quarter. Customers delaying payments as well as a change in certain customer relationships in India which accelerated revenue recognition from time of sell-through to sell-in with no change in timing of required payments increased aged receivables offset by increased markdowns and participation in early payment discount programs.
Inventory at the end of the First Quarter was $439.7 million, which increased by 14.5% from the end of the Prior Year Quarter ending inventory balance of $384.1 million, largely driven by an increase in the weeks of supply, as sales plans decreased sharply as a result of reduced consumer demand resulting from COVID-19.
At the end of the First Quarter, we had net working capital of $503.9 million compared to net working capital of $492.0 million at the end of the Prior Year Quarter. At the end of the First Quarter, we had $21.1 million of short-term borrowings and $298.5 million in long-term debt.
For fiscal year 2020, we expect total capital expenditures to be approximately $5 million to $7 million, compared to prior guidance of approximately $25 million, in order to maintain liquidity and in order to remain in compliance with financial covenants. Of this amount, we expect approximately 60% will be for retail store renovations and enhancements, approximately 30% will be for technology and facilities maintenance, and approximately 10% for strategic growth, including investments in global concessions and technology. Our capital expenditure budget and allocation to the foregoing investments are estimates and are subject to change. We believe that cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months.

On September 26, 2019, we and Fossil Partners, L.P. (together with the Company, the “U.S. Borrowers”), as the U.S. borrowers, and Fossil Group Europe GmbH (the “Swiss Borrower”), Fossil Asia Pacific Limited (the “Hong Kong Borrower”), Fossil (Europe) GmbH (the “German Borrower”), Fossil (UK) Limited (the “UK Borrower” and the UK Borrower, together with the Swiss Borrower and the German Borrower, the “European Borrowers”) and Fossil Canada Inc. (the “Canadian Borrower”), as the non-U.S. borrowers, certain other of our subsidiaries from time to time party thereto designated as borrowers (including Fossil France SA, the “French Borrower”, and the French Borrower, together with the U.S. Borrowers, the European Borrowers, the Hong Kong Borrower and the Canadian Borrower, the “ABL Borrowers”), and certain of our subsidiaries from time to time party thereto as guarantors, entered into an asset-based revolving credit agreement (as amended, the “Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the “ABL Agent”), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the “ABL Lenders”). In addition, we, as borrower, entered into a term credit agreement (the “Term Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (the “Term Agent”), JPMorgan Chase Bank, N.A., Citizens Bank, National Association and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers and the lenders party thereto (the “Term Loan Lenders”).

The Revolving Facility provides that the ABL Lenders may extend revolving loans in an aggregate principal amount not to exceed $275.0 million at any time outstanding (the “Revolving Credit Commitment”), of which up to $160.0 million is available under a U.S. facility, an aggregate of $70.0 million is available under a European facility, $30.0 million is available under a Hong Kong facility, $10.0 million is available under a French facility, and $5.0 million is available under a Canadian facility, in each case, subject to the borrowing base availability limitations described below. The Revolving Facility also includes an up to $45.0 million subfacility for the issuance of letters of credit (the “Letters of Credit”). The Revolving Facility expires and is due and payable on September 26, 2024. The French facility includes a $1.0 million subfacility for swingline loans, and the European facility includes a $7.0 million subfacility for swingline loans. The Revolving Facility is subject to a line cap (the “Line Cap”)

equal to the lesser of the total Revolving Credit Commitment and the aggregate borrowing bases under the U.S. facility, the European facility, the Hong Kong facility, the French facility and the Canadian facility. Loans under the Revolving Facility may be made in U.S. dollars, Canadian dollars, euros, Hong Kong dollars or pounds sterling. On March 24, 2020, the U.S. Borrowers provided notice to the ABL Agent for an alternate base rate borrowing of $71.0 million under the Revolving Facility effective March 25, 2020, the Hong Kong Borrower provided notice to the ABL Agent for a Eurodollar borrowing of $10.0 million under the Revolving Facility effective March 30, 2020 and the European Borrowers provided notice to the ABL Agent for a Eurodollar borrowing of €19.0 million under the Revolving Facility effective March 30, 2020. We increased our borrowings under the Revolving Facility as a precautionary measure to increase our cash position, provide liquidity for a sustained period and to preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak.
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

The Term Credit Agreement provides for term loans to us in the aggregate principal amount of $200 million. Proceeds from the Term Credit Agreement were reduced by a $12 million original issue discount, which is presented as a reduction of the Term Credit Agreement Loan Facility on the Company's condensed consolidated balance sheet and will be amortized to interest expense over the life of the term loan. The Term Credit Agreement expires and is due and payable on September 26, 2024, subject to possible extensions.
The Term Credit Agreement is required to be prepaid with the net cash proceeds of certain asset sales, insurance and condemnation events, debt and equity issuances, cash dividends received from certain of our subsidiaries and an annual excess cash flow sweep.
The Term Credit Agreement also limits the Revolving Credit Commitment under the Revolving Facility to the lesser of the borrowing base or $200.0 million. A payment default under the Revolving Facility triggers a cross default under the Term Loan Facility.
The Term Credit Agreement is secured by guarantees by us and certain of our domestic subsidiaries. Additionally, we and such subsidiaries have granted liens on all or substantially all of their assets in order to secure the obligations under the Term Credit Agreement.
On February 20, 2020, we entered into Amendment No. 1 (the “First Amendment”) to the Term Credit Agreement to modify certain terms of the Term Credit Agreement to, among other things, (i) increase the interest rate applicable to the term loans under the Term Credit Agreement (a) in the case of Eurodollar loans, from the adjusted LIBO rate plus 6.50% to the adjusted LIBO rate plus 8.00%, and (b) in the case of alternate base rate loans, from the alternate base rate plus 5.50% to the alternate base rate plus 7.00%; (ii) increase the maximum total leverage ratio permitted from 1.50 to 1.00 as of the last day of each fiscal quarter to (a) 2.75 to 1.00 as of the last day of each fiscal quarter ending April 4, 2020, July 4, 2020, October 3, 2020 and January 2, 2021, (b) 2.25 to 1.00 as of the last day of each fiscal quarter ending April 3, 2021, July 3, 2021 and October 2, 2021, and (c) 1.50 to 1.00 as of the last day of each subsequent fiscal quarter; (iii) limit the amount of borrowings in aggregate principal amount at any time outstanding under the Revolving Facility to the lesser of the borrowing base thereunder and $200 million; (iv) extend the applicable periods for certain prepayment fees, so that if we voluntarily prepay the term loans prior to February 20, 2022, or if we incur certain indebtedness which results in a mandatory prepayment under the Term Credit Agreement prior to February 20, 2022, we are required to pay a prepayment fee of 2.00% with respect to the principal amount prepaid prior to February 20, 2021 and 1.00% with respect to the principal amount prepaid between February 21, 2021 and February 20, 2022; and (v) require us to pay the foregoing prepayment fee upon acceleration of the loans under the Term Credit Agreement.
On May 12, 2020, we entered into Amendment No. 2 to the Term Credit Agreement to extend the deadline for delivery of our unaudited quarterly financial statements and related deliverables for the fiscal quarter ended April 4, 2020 to the earlier of (i) July 6, 2020 and (ii) the date on which we are required to file (or do file) with the SEC its quarterly report on Form 10-Q for the fiscal quarter ended April 4, 2020.
On June 5, 2020, we entered into Amendment No. 3 (the “Third Amendment”) to the Term Credit Agreement to modify certain terms of the Term Credit Agreement to, among other things, (i) increase the interest rate applicable to the term loans under the Term Credit Agreement (a) in the case of Eurodollar loans, from the adjusted LIBO rate plus 8.00% to the adjusted LIBO rate plus 8.50%, and (b) in the case of alternate base rate loans, from the alternate base rate plus 7.00% to the alternate base rate plus 7.50%; (ii) (a) require a $15.0 million principal prepayment at the time of the Third Amendment, (b) increase the quarterly amortization payment to be paid on September 30, 2020 to $8.0 million from $5.0 million, and (c) increase each quarterly amortization payment thereafter to $10.0 million; (iii) change provisions related to prepayment fees such that (a) prepayment fees will be waived for a period of 90 days following the date of the Third Amendment for prepayments in connection with certain refinancings of the term loans and (b) prepayment fees will be 2% for a period of twelve months after such 90-day period, and 1% for next twelve-month period; (iv) reduce the minimum liquidity levels required to be maintained by us at the end of each fiscal month, through and including November 2020, from $150.0 million to $125.0 million; (v) waive the quarterly test for maximum total leverage ratio for fiscal year 2020 and the first three fiscal quarters of fiscal year 2021, and during such period require us to maintain specified minimum levels of EBITDA; and (vi) increase the amount of equity interests in certain “first tier” foreign subsidiaries that must be pledged as collateral securing the obligations under the Term Credit Agreement from 65% to 100% of such equity interests.
The obligations under the Revolving Facility and the Term Credit Agreement are governed by a customary intercreditor agreement (the “Intercreditor Agreement”). The Intercreditor Agreement specifies that (i) the Term Credit Agreement is secured by a perfected first priority security interest in U.S. fixed assets and (b) a perfected second priority security interest in the U.S. liquid assets and accounts receivable, and (ii) the Revolving Facility is secured by (a) a perfected first priority security interest in the U.S. liquid assets and accounts receivable and (b) a perfected second priority security interest in U.S. fixed assets.

The Company had net payments of $10.0 million during the First Quarter under the Term Loan Facility at an average interest rate of 9.0%. The Company had net borrowings of $130.9 million under the Revolving Credit Facility during the First Quarter at an average interest rate of 2.7%. As of April 4, 2020, we had $190.0 million outstanding under the Term Loan Facility and $159.6 million outstanding under the Revolving Credit Facility. We also had unamortized debt issuance costs of $21.3 million, which reduce the corresponding debt liability. In addition, we had $2.7 million of outstanding standby Letters of Credit at April 4, 2020. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of April 4, 2020, we had available borrowing capacity of $33.0 million under the Revolving Credit Facility. At April 4, 2020, we were in compliance with all debt covenants related to all our credit facilities.
Off Balance Sheet Arrangements
As of April 4, 2020, there were no material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
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
There have been no changes to the critical accounting policies disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

Forward-Looking Statements
The statements contained and incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words “may,” “believes,” “expects,” “plans,” “intends,” “estimates,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the effect of worldwide economic conditions; the impact of COVID-19; the length and severity of COVID-19; the pace of recovery following COVID-19; significant changes in consumer spending patterns or preferences; interruptions or delays in the supply of key components; acts of war or acts of terrorism; changes in foreign currency valuations in relation to the U.S. dollar; lower levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines, including risks related to the expanded launch of connected accessories; financial difficulties encountered by customers; the effects of vigorous competition in the markets in which we operate; the integration of the organizations and operations of any acquired businesses into our existing organization and operations; risks related to the success of our restructuring programs; the termination or non-renewal of material licenses, foreign operations and manufacturing; changes in the costs of materials, labor and advertising; government regulation and tariffs; our ability to secure and protect trademarks and other intellectual property rights; and the outcome of current and possible future litigation.
In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in our Quarterly Reports on Form 10-Q and the risks and uncertainties set forth in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. Accordingly, readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at April 4, 2020 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	108.2	U.S. dollar	124.0	June 2021
Canadian dollar	38.3	U.S. dollar	29.1	June 2021
British pound	13.2	U.S. dollar	17.3	June 2021
Japanese yen	1,234.5	U.S. dollar	11.6	June 2021
Mexican peso	160.9	U.S. dollar	8.2	September 2020
Australian dollar	6.4	U.S. dollar	4.4	September 2020
U.S. dollar	19.2	Japanese yen	2,045.0	June 2021
If we were to settle our euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S. dollar based forward contracts hedging inventory transactions as of April 4, 2020, the result would have been a net gain of approximately $10.5 million. As of April 4, 2020, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $24.8 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of April 4, 2020, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $50.9 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of April 4, 2020, a 100 basis point increase in interest rates would increase annual interest expense by approximately $3.7 million.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of April 4, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the First Quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
There are no legal proceedings to which we are a party or to which our properties are subject, other than routine litigation incidental to our business that is not material to our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 filed with the Securities and Exchange Commission on February 27, 2020 (the “2019 Form 10-K”), and is based on the information currently known to us and recent developments since the date of the 2019 Form 10-K filing. The matters discussed below should be read in conjunction with the risk factors set forth in the 2019 Form 10-K.

However, the risks and uncertainties that we face are not limited to those described below and those set forth in the 2019 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.

The novel coronavirus (COVID-19) pandemic has had, and is expected to continue to have, a material adverse impact on our business, operations, liquidity, financial condition and results of operations.

The COVID-19 pandemic has continued to cause global uncertainty and disruption throughout the geographic regions in which we run our business and where our suppliers, third-party manufacturers, retail stores, wholesale customers and consumers are located. The total impact of the pandemic on us will depend on developments outside of our control, including, among other factors, the duration, spread, severity and impact of the outbreak, continuing and new actions that may be taken by governmental authorities to contain the outbreak or mitigate its impact, including related restrictions on movement and commercial activities and further stimulus and unemployment benefits, the economic or other impacts on our wholesale customers, the impact on our supply chain, manufacturing delays and the uncertainty with respect to the accessibility of additional liquidity or to the capital markets.

Additionally, most of our stores and our wholesale partners’ stores globally were closed at some point during the first quarter and many have remained closed or have occupancy or other restrictions. At this time, we cannot reasonably estimate the length of time these closures and restrictions will remain in effect and the inability to sell our products in our retail and wholesale channels has had and will continue to have a material adverse effect on our revenues and results of operation.

Even after the COVID-19 outbreak has subsided, we could experience materially adverse impacts to our business as a result of an economic recession or depression that may occur. In addition, any continued erosion in consumer sentiment or the effect of high unemployment on our consumer base would likely impact the financial condition of our customers and vendors, which may result in a decrease in discretionary consumer spending and lower store traffic and sales, and an increase in bankruptcies or insolvencies with respect to our suppliers and wholesale customers.

The duration of the COVID-19 impact is uncertain. In the event of a prolonged material economic downturn, including circumstances that require further or continued store closures or that result in further or continued reduction in store traffic, we may not be able to comply with the financial covenants in our Term Loan Facility (as defined in "Note 15–Debt Activity"), which could negatively impact our ability to borrow under that facility or with other lenders, negatively impact our liquidity position and may increase our risk of insolvency.

In addition, the effects of COVID-19 could affect our ability to successfully operate in many ways, including, but not limited to, the following factors:

•
the impact of the pandemic on the economies and financial markets of the countries and regions in which we operate, including a potential global recession, a decline in consumer confidence and spending, or a further increase in unemployment levels, has resulted, and could continue to result, in consumers having less disposable income and, in turn, decreased sales of our products;

•
“shelter in place” and other similar mandated or suggested isolation protocols, which have disrupted, and could continue to disrupt, our retail locations and wholesale customers’ stores, as a result of store closures or reduced operating hours and decreased retail traffic;

•	our success in attempting to reduce operating costs and conserve cash, particularly under our NWF 2.0 restructuring program;

•
the acceleration in a shift in our core customer’s behaviors, expectations and shopping trends, which could result in lost sales and market share if we are not able to successfully increase the pace of our strategic initiatives development, particularly our digital strategic initiatives, and if our current digital shopping offerings do not continue to compete effectively;

•
our inability to obtain rent deferrals or other relief from many of our landlords with respect to our retail stores and corporate offices that were or still remain closed, which could result in litigation or other disruptions;

•
the failure of, or delay by, our wholesale customers or third-party distributors to whom we extend credit to pay invoices, particularly our major wholesale accounts and third-party distributors that are significantly impacted by COVID-19;

•	COVID-19 and remote-work oriented phishing and similar cybersecurity attack attempts;

•
the risk that even after the pandemic has initially subsided, fear of a COVID-19 re-occurrence could cause consumers to avoid public places where our stores and those of our wholesale customers are located, such as malls and outlets; and

•
we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations.

Our supply chain may be disrupted by changes in United States trade policy with China or as a result of the COVID-19 pandemic.
We rely on domestic and foreign suppliers to provide us with merchandise in a timely manner and at favorable prices. Among our foreign suppliers, China is the source of a substantial majority of our imports. A disruption in the flow of our imported merchandise from China or an increase in the cost of those goods or transportation may significantly decrease our profits. New US tariffs or other actions against China, including actions related to the COVID-19 pandemic, and any responses by China, could impair our ability to meet customer demand and could result in lost sales or an increase in our cost of merchandise. This would have a material adverse impact on our business and results of operations.
We could also experience other effects that could aggravate or increase the likelihood of the risk factors set forth in the 2019 Form 10-K and/or result in a material adverse impact on our business, financial performance or financial condition,
The extent to which the COVID-19 pandemic ultimately impacts our business, financial performance and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares of common stock repurchased under our repurchase program during the First Quarter.
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

3.3	Fifth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 3, 2017).

10.1 (1) (2)	Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan (retirement)

10.2 (1) (2)	Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan for Performance Grants (retirement)

10.3
Amendment No. 1 to the Term Credit Agreement, dated as of February 20, 2020, by and among Fossil Group, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 26, 2020).

10.4
Amendment No. 2 to the Credit Agreement, dated as of April 24, 2020, by and among Fossil Group, Inc., Fossil Partners, L.P., Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited, Fossil Canada Inc., Fossil France S.A., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 27, 2020).

10.5
Amendment No. 2 to the Term Credit Agreement, dated as of May 12, 2020, by and among Fossil Group, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 12, 2020).

10.6
Amendment No. 3 to Term Credit Agreement, dated as of June 5, 2020, by and among Fossil Group, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 5, 2020).

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

FOSSIL GROUP, INC.

June 10, 2020	/S/ JEFFREY N. BOYER
Jeffrey N. Boyer
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)