Form 10-Q
period 2020-07-04
Fossil Group, Inc.
filed 2020-08-13
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 4, 2020

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

The number of shares of the registrant’s common stock outstanding as of August 10, 2020: 51,299,163

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 4, 2020

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	July 4, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$277,561	$200,218
Accounts receivable - net of allowances for doubtful accounts of $16,496 and $13,234, respectively	130,083	289,744
Inventories	375,906	452,278
Prepaid expenses and other current assets	98,123	117,218
Total current assets	881,673	1,059,458
Property, plant and equipment - net of accumulated depreciation of $467,478 and $464,913, respectively	133,334	151,500
Operating lease right-of-use assets	253,884	288,166
Intangible and other assets-net	182,438	105,608
Total long-term assets	569,656	545,274
Total assets	$1,451,329	$1,604,732
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$127,927	$172,191
Short-term and current portion of long-term debt	25,166	26,228
Accrued expenses:
Current operating lease liabilities	67,755	68,838
Compensation	46,427	51,573
Royalties	33,818	28,427
Customer liabilities	62,509	80,803
Transaction taxes	15,988	25,683
Other	65,325	76,209
Income taxes payable	18,823	29,228
Total current liabilities	463,738	559,180
Long-term income taxes payable	33,041	31,284
Deferred income tax liabilities	2,103	2,097
Long-term debt	243,920	178,796
Long-term operating lease liabilities	270,056	288,689
Other long-term liabilities	41,908	40,845
Total long-term liabilities	591,028	541,711
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 51,293 and 50,516 shares issued and outstanding at July 4, 2020 and December 28, 2019, respectively	513	505
Additional paid-in capital	288,641	283,371
Retained earnings	191,669	299,793
Accumulated other comprehensive income (loss)	(84,767)	(80,615)
Total Fossil Group, Inc. stockholders’ equity	396,056	503,054
Noncontrolling interests	507	787
Total stockholders’ equity	396,563	503,841
Total liabilities and stockholders’ equity	$1,451,329	$1,604,732

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended July 4, 2020	For the 13 Weeks Ended June 29, 2019	For the 27 Weeks Ended July 4, 2020	For the 26 Weeks Ended June 29, 2019
Net sales	$259,009	$501,393	$649,727	$966,661
Cost of sales	118,413	236,285	368,771	453,626
Gross profit	140,596	265,108	280,956	513,035
Operating expenses:
Selling, general and administrative expenses	166,869	256,110	429,731	513,794
Trade name impairments	—	—	2,464	—
Restructuring charges	10,532	7,317	19,907	17,504
Total operating expenses	177,401	263,427	452,102	531,298
Operating income (loss)	(36,805)	1,681	(171,146)	(18,263)
Interest expense	7,874	7,353	15,338	15,474
Other income (expense) - net	879	507	(6,411)	26,417
Income (loss) before income taxes	(43,800)	(5,165)	(192,895)	(7,320)
Provision for income taxes	(20,840)	1,444	(84,491)	11,051
Net income (loss)	(22,960)	(6,609)	(108,404)	(18,371)
Less: Net income attributable to noncontrolling interests	(417)	702	(280)	1,182
Net income (loss) attributable to Fossil Group, Inc.	$(22,543)	$(7,311)	$(108,124)	$(19,553)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$6,497	$(304)	$(4,696)	$(2,794)
Cash flow hedges - net change	(5,698)	(1,845)	544	(2,854)
Total other comprehensive income (loss)	799	(2,149)	(4,152)	(5,648)
Total comprehensive income (loss)	(22,161)	(8,758)	(112,556)	(24,019)
Less: Comprehensive income attributable to noncontrolling interests	(417)	702	(280)	1,182
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(21,744)	$(9,460)	$(112,276)	$(25,201)
Earnings (loss) per share:
Basic	$(0.44)	$(0.15)	$(2.13)	$(0.39)
Diluted	$(0.44)	$(0.15)	$(2.13)	$(0.39)
Weighted average common shares outstanding:
Basic	51,189	50,326	50,866	49,972
Diluted	51,189	50,326	50,866	49,972

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended July 4, 2020
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, April 4, 2020	50,583	$506	$286,297	$—	$214,212	$(85,566)	$415,449	$924	$416,373
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	849	8	(8)		—	—	—	—	—
Acquisition of common stock for employee tax withholding				(523)	—	—	(523)	—	(523)
Retirement of common stock	(139)	(1)	(522)	523	—	—	—	—	—
Stock-based compensation			2,874		—	—	2,874	—	2,874
Net income (loss)	—	—	—	—	(22,543)	—	(22,543)	(417)	(22,960)
Other comprehensive income (loss)	—	—	—	—	—	799	799	—	799
Balance, July 4, 2020	51,293	$513	$288,641	$—	$191,669	$(84,767)	$396,056	$507	$396,563

For the 13 Weeks Ended June 29, 2019
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, March 30, 2019	49,772	$498	$273,434	$—	$339,916	$(68,190)	$545,658	$3,568	$549,226
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	861	9	(9)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(2,364)	—	—	(2,364)	—	(2,364)
Retirement of common stock	(180)	(2)	(2,362)	2,364	—	—	—	—	—
Stock-based compensation	—	—	5,325	—	—	—	5,325	—	5,325
Net income (loss)	—	—	—	—	(7,311)	—	(7,311)	702	(6,609)
Other comprehensive income (loss)	—	—	—	—	—	(2,149)	(2,149)	—	(2,149)
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(3,791)	(3,791)
Balance, June 29, 2019	50,453	$505	$276,388	$—	$332,605	$(70,339)	$539,159	$479	$539,638

For the 27 Weeks Ended July 4, 2020
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 28, 2019	50,516	$505	$283,371	$—	$299,793	$(80,615)	$503,054	$787	$503,841
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	940	9	(9)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(699)	—	—	(699)	—	(699)
Retirement of common stock	(163)	(1)	(698)	699	—	—	—	—	—
Stock-based compensation	—	—	5,977	—	—	—	5,977	—	5,977
Net income (loss)	—	—	—	—	(108,124)	—	(108,124)	(280)	(108,404)
Other comprehensive income (loss)	—	—	—	—	—	(4,152)	(4,152)		(4,152)
Balance, July 4, 2020	51,293	$513	$288,641	$—	$191,669	$(84,767)	$396,056	$507	$396,563

For the 26 Weeks Ended June 29, 2019
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 29, 2018	49,518	$495	$268,113	$—	$381,626	$(64,691)	$585,543	$3,088	$588,631
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	1,210	13	157	—	—	—	170	—	170
Acquisition of common stock for employee tax withholding	—	—	—	(3,879)	—	—	(3,879)	—	(3,879)
Retirement of common stock	(275)	(3)	(3,876)	3,879	—	—	—	—	—
Stock-based compensation	—	—	11,994	—	—	—	11,994	—	11,994
Net income (loss)	—	—	—	—	(19,553)	—	(19,553)	1,182	(18,371)
Other comprehensive income (loss)	—	—	—	—	—	(5,648)	(5,648)	—	(5,648)
Distribution of noncontrolling interest earnings and other	—	—	—	—	—	—	—	(3,791)	(3,791)
Adoption of Accounting Standards Update ("ASU") 2016-02	—	—	—	—	(29,468)	—	(29,468)	—	(29,468)
Balance, June 29, 2019	50,453	$505	$276,388	$—	$332,605	$(70,339)	$539,159	$479	$539,638
See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 27 Weeks Ended July 4, 2020	For the 26 Weeks Ended June 29, 2019
Operating Activities:
Net Income (loss)	$(108,404)	$(18,371)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	22,867	28,312
Non-cash lease expense	56,159	60,915
Stock-based compensation	5,977	9,627
Decrease in allowance for returns and markdowns	(11,364)	(19,085)
Property, plant and equipment and other long-lived asset impairment losses	20,335	2,560
Trade name impairment losses	2,464	—
Non-cash restructuring charges	1,409	4,621
Bad debt expense	5,456	273
Other non-cash items	(468)	(2,369)
Gain on asset divestitures	—	(23,134)
Changes in operating assets and liabilities:
Accounts receivable	148,234	130,494
Inventories	69,763	(82,173)
Prepaid expenses and other current assets	16,135	(4,197)
Accounts payable	(44,262)	10,637
Accrued expenses	(17,022)	(74,773)
Income taxes	(92,994)	3,494
Operating lease liabilities	(62,654)	(52,934)
Net cash provided by (used in) operating activities	11,631	(26,103)
Investing Activities:
Additions to property, plant and equipment	(5,648)	(10,511)
Increase in intangible and other assets	(1,256)	(1,910)
Proceeds from the sale of property, plant and equipment	76	1,235
Proceeds from asset divestitures	—	41,570
Net cash (used in) provided by investing activities	(6,828)	30,384
Financing Activities:
Acquisition of common stock for employee tax withholdings	(699)	(3,879)
Distribution of noncontrolling interest earnings	—	(3,791)
Debt borrowings	297,040	3,552
Debt payments	(227,741)	(173,396)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	—	(1,045)
Debt issuance costs and other	(10,000)	124
Net cash provided by (used in) financing activities	58,600	(178,435)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	13,556	(2,242)
Net increase (decrease) in cash, cash equivalents, and restricted cash	76,959	(176,396)
Cash, cash equivalents, and restricted cash:
Beginning of period	207,749	410,883
End of period	$284,708	$234,487

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The current fiscal year ending January 2, 2021 is a 53-week year, with the additional week being included in the first quarter. Accordingly, the information presented herein includes the thirteen-week periods ended July 4, 2020 (“Second Quarter”) and June 29, 2019 (“Prior Year Quarter”) and the 27 weeks of operations for the year to date period ended July 4, 2020 (“Year To Date Period”) as compared to 26 weeks included in the prior year to date period ended June 29, 2019 (“Prior Year YTD Period”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of July 4, 2020, and the results of operations for the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period. All adjustments are of a normal, recurring nature.
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
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. We base our estimates on the information available at the time and various other assumptions believed to be reasonable under the circumstances, including estimates of the impact of the coronavirus (“COVID-19”) pandemic. Actual results could differ from those estimates, including the impact of the COVID-19 pandemic. The Company has not made any changes in its significant accounting policies from those disclosed in the 2019 Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Going Concern Assessment and Management's Plans. In March 2020, a novel strain of coronavirus was declared a global pandemic by the World Health Organization. The Company's business operations and financial performance for the Second Quarter and Year To Date Period were materially impacted by COVID-19. The COVID-19 pandemic has negatively affected the global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures of non-essential businesses and orders to “shelter-in-place.” The Company is focused on protecting the health and safety of its employees, customers and suppliers to minimize potential disruptions and supporting the community to address challenges posed by the global COVID-19 pandemic. At the end of the first quarter of fiscal year 2020, the majority of the Company's stores and many of its customers' stores were closed. During the Second Quarter, many regional and local governments lifted or modified restrictions and orders and the majority of stores have re-opened although generally in a limited capacity.
The Company's Term Credit Agreement (as defined in "Note 15–Debt Activity") contains certain affirmative and negative covenants.  The Company has entered into a new amendment to its Term Credit Agreement to amend, among other things, certain of these financial covenants as a result of the impact of COVID-19. Refer to “Note 15–Debt Activity" for additional details on the Term Credit Agreement. The Company is currently in compliance with its covenants. However, due to the uncertainty related to the duration of COVID-19, the Company could experience material further decreases to revenues and cash flows and may experience difficulty in remaining in compliance with financial covenants under the Term Credit Agreement, as amended.
The Company has taken certain actions, and plans to take further actions, to address the decrease in revenues and cash flow as a result of COVID-19 in order to maintain liquidity and in order to remain in compliance with financial covenants. The Company has implemented a number of cost saving measures, including store closures and spending reductions. Specifically, effective March 30, 2020, the Company implemented base salary reductions for a substantial number of the Company's global employees, including each of its executive officers. Further, the cash fees for all non-employee directors serving on the Company's Board of Directors were deferred for the first quarter of fiscal year 2020 until the end of the year and the cash fees were reduced by 20% for the Second Quarter. The Company also implemented weekly work hour reductions (e.g., from 40 hours to 32 or 24 hours) and work-reduction furloughs for certain other employees, many of which continued until the beginning of August 2020. The Company has entered into agreements, or is in discussions with, most of its retail and corporate office landlords to modify rent payments, receive other concessions or otherwise reduce its operating costs for these locations.  The Company has also extended the payment terms with a number of its vendors and suppliers globally and has agreements, or is in discussions with, licensors of certain third party trademarks to reduce its royalty obligations in fiscal 2020.  In addition, the Company is reducing marketing and capital spending, eliminating all non-business critical spending and implementing additional restructuring activities under New World Fossil 2.0 as discussed in "Note 16–Restructuring."

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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended July 4, 2020	For the 13 Weeks Ended June 29, 2019	For the 27 Weeks Ended July 4, 2020	For the 26 Weeks Ended June 29, 2019
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(22,543)	$(7,311)	$(108,124)	$(19,553)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	51,189	50,326	50,866	49,972
Basic EPS	$(0.44)	$(0.15)	$(2.13)	$(0.39)
Diluted EPS computation:
Basic weighted average common shares outstanding	51,189	50,326	50,866	49,972
Diluted weighted average common shares outstanding	51,189	50,326	50,866	49,972
Diluted EPS	$(0.44)	$(0.15)	$(2.13)	$(0.39)

At the end of the Second Quarter and Year To Date Period, 2.5 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.3 million weighted average performance-based shares at the end of the Second Quarter and Year To Date Period, respectively.
At the end of the Prior Year Quarter and Prior Year YTD Period, 3.4 million and 3.9 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.7 million and 0.9 million weighted average performance-based shares at the end of the Prior Year Quarter and Prior Year YTD Period, respectively.
Cash, Cash Equivalents and Restricted Cash. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of July 4, 2020 and June 29, 2019 that are presented in the condensed consolidated statement of cash flows (in thousands):

	July 4, 2020	June 29, 2019
Cash and cash equivalents	$277,561	$226,596
Restricted cash included in prepaid expenses and other current assets	30	30
Restricted cash included in intangible and other assets-net	7,117	7,861
Cash, cash equivalents and restricted cash	$284,708	$234,487

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

Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) ("ASU 2018-15"). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15 at the beginning of the first quarter of fiscal year 2020, and it did not have a material effect on the Company's condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"). ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. The Company adopted ASU 2018-14 at the beginning of the first quarter of fiscal year 2020, and it did not have a material effect on the Company's condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 (i) eliminates certain disclosure requirements related to the fair value hierarchy, (ii) adds new disclosure requirements related to the changes in unrealized gains and losses for recurring Level 3 fair value measurements and the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements and (iii) modifies certain disclosure requirements related to measurement uncertainty for fair value measurements. The Company adopted ASU 2018-13 at the beginning of the first quarter of fiscal year 2020, and it did not have a material effect on the Company's condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 modifies the measurement of expected credit losses of certain financial instruments, including trade receivables. The estimate of expected credit losses will require the consideration of historical information, current information and reasonable and supportable forecasts. The Company adopted ASU 2016-13 at the beginning of the first quarter of fiscal year 2020 on a prospective basis, and it did not have a material effect on the Company's condensed consolidated financial statements.

2. REVENUE
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended July 4, 2020
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$84,474	$62,188	$62,832	$5	$209,499
Leathers	17,381	5,027	4,146		26,554
Jewelry	2,670	11,395	1,141		15,206
Other	1,224	935	1,129	4,462	7,750
Consolidated	$105,749	$79,545	$69,248	$4,467	$259,009

Timing of revenue recognition
Revenue recognized at a point in time	$105,156	$79,218	$69,085	$2,364	$255,823
Revenue recognized over time	593	327	163	2,103	3,186
Consolidated	$105,749	$79,545	$69,248	$4,467	$259,009

	For the 13 Weeks Ended June 29, 2019
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$185,131	$114,471	$113,624	$59	$413,285
Leathers	33,637	9,229	9,764	—	52,630
Jewelry	1,642	18,425	719	—	20,786
Other	2,697	4,957	2,168	4,870	14,692
Consolidated	$223,107	$147,082	$126,275	$4,929	$501,393

Timing of revenue recognition
Revenue recognized at a point in time	$222,365	$146,728	$126,083	$2,427	$497,603
Revenue recognized over time	742	354	192	2,502	3,790
Consolidated	$223,107	$147,082	$126,275	$4,929	$501,393

	For the 27 Weeks Ended July 4, 2020
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches	$203,748	$160,086	$155,575	$16	$519,425
Leathers	45,371	14,457	14,033		73,861
Jewelry	6,693	28,902	2,827		38,422
Other	2,854	4,350	3,000	7,815	18,019
Consolidated	$258,666	$207,795	$175,435	$7,831	$649,727

Timing of revenue recognition
Revenue recognized at a point in time	$257,442	$207,138	$175,073	$3,855	$643,508
Revenue recognized over time	1,224	657	362	3,976	6,219
Consolidated	$258,666	$207,795	$175,435	$7,831	$649,727

	For the 26 Weeks Ended June 29, 2019
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches	$333,448	$230,723	$215,230	$62	$779,463
Leathers	64,389	20,586	21,559	—	106,534
Jewelry	10,818	39,175	1,953	—	51,946
Other	4,821	9,876	4,432	9,589	28,718
Consolidated	$413,476	$300,360	$243,174	$9,651	$966,661

Timing of revenue recognition
Revenue recognized at a point in time	$412,066	$299,645	$242,789	$3,599	$958,099
Revenue recognized over time	1,410	715	385	6,052	8,562
Consolidated	$413,476	$300,360	$243,174	$9,651	$966,661

Contract Balances. As of July 4, 2020, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $11.9 million and $13.4 million as of July 4, 2020 and December 28, 2019, respectively, related to remaining performance obligations on licensing income, (ii) $4.6 million and $5.3 million as of July 4, 2020 and December 28, 2019, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $4.1 million and $3.3 million as of July 4, 2020 and December 28, 2019, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	July 4, 2020	December 28, 2019
Components and parts	$27,759	$35,626
Work-in-process	3,101	11,034
Finished goods	345,046	405,618
Inventories	$375,906	$452,278

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 27 Weeks Ended July 4, 2020	For the 26 Weeks Ended June 29, 2019
Beginning balance	$23,095	$22,807
Settlements in cash or kind	(7,129)	(7,749)
Warranties issued and adjustments to preexisting warranties (1)	7,161	5,909
Ending balance	$23,127	$20,967
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended July 4, 2020	For the 13 Weeks Ended June 29, 2019	For the 27 Weeks Ended July 4, 2020	For the 26 Weeks Ended June 29, 2019
Income tax (benefit) expense	$(20,840)	$1,444	$(84,491)	$11,051
Effective tax rate	47.6%	(28.0)%	43.8%	(151.0)%

For the Second Quarter, the Company computed its effective tax rate using actual year-to-date information rather than a full year forecast to compute the annual effective tax rate, which is consistent with the method used in the Prior Year Quarter. Estimating a reliable or meaningful annual effective tax rate for fiscal year 2020 was not possible due to the range of potential impacts and resulting uncertainties related to the global COVID-19 pandemic. Accordingly, the Company concluded that computing its effective tax rate using actual year-to-date results is the best estimate of tax expense (benefit) for the Second Quarter and Year To Date Period.
The effective tax rate in the Second Quarter was favorable as compared to the Prior Year Quarter primarily due to changes enacted in the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. The CARES Act included many beneficial income tax provisions including utilization of net operating losses ("NOLs"), temporary changes to the limitation on interest deductions, and technical corrections to tax depreciation for qualified improvement property. The Tax Cuts and Jobs Act had eliminated the option for most taxpayers to carryback a NOL after 2017. A NOL could only be carried forward and was limited to 80% of taxable income. The CARES Act now allows U.S. taxpayers to carryback a NOL arising in tax years 2018, 2019 and 2020 to prior years when the statutory tax rate was 35%. The Second Quarter tax benefit was primarily due to the U.S. NOL carryback provision, which was partially offset by foreign income taxes and discrete items. The effective tax rate can vary from quarter to quarter due to changes in the Company's global mix of earnings, impacts of COVID-19, the resolution of income tax audits and changes in tax law.
The Prior Year Quarter effective tax rate was negative because income tax expense was accrued on certain foreign entities with positive taxable income and no benefit was recognized for losses in the U.S. and certain other foreign jurisdictions. Due to the Global Intangible Low-Taxed Income ("GILTI") provision of the Tax Cuts and Jobs Act, certain foreign income is included in U.S. taxable income effectively absorbing the U.S. NOLs, eliminating the availability of any future tax benefit or loss carryback prior to the NOL carryback provision in the CARES Act.
The Year To Date Period effective tax rate was favorable to the Prior Year YTD Period due to the changes from the CARES Act allowing NOL carrybacks. The Prior Year YTD Period effective tax rate was negative because income tax expense was accrued on certain foreign entities with positive taxable income and no benefit was recognized for losses in the U.S. and certain other foreign jurisdictions.
As of July 4, 2020, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $35.7 million, of which $29.9 million would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2011-2018 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of July 4, 2020, the Company had recorded $11.2 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At July 4, 2020, the total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheets was $6.4 million and $1.0 million, respectively. For the Second Quarter, the Company accrued income tax related interest expense of $1.1 million.

6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 51,292,617 and 50,516,477 shares issued and outstanding at July 4, 2020 and December 28, 2019, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at July 4, 2020 or December 28, 2019. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
Common Stock Repurchase Programs. At July 4, 2020 and December 28, 2019, all treasury stock had been effectively retired. As of July 4, 2020, the Company had $30.0 million of repurchase authorizations remaining under its repurchase program. The Company did not repurchase any common stock under its authorized stock repurchase plans during the Second Quarter, Prior Year Quarter, Year To Date Period or Prior Year YTD Period.

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the Second Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at April 4, 2020	444	$77.78	2.4	$—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(16)	74.09
Outstanding at July 4, 2020	428	77.92	2.2	—
Exercisable at July 4, 2020	428	$77.92	2.2	$—

The aggregate intrinsic value shown in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at July 4, 2020.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at July 4, 2020:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$55.04 - $82.55	55	$81.23	0.7	55	$81.23
$83.83 - $125.75	4	83.83	0.1	4	83.83
$127.84 - $191.75	82	128.05	1.5	82	128.05
Total	141	$108.50	1.2	141	$108.50

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$29.49 - $47.99	167	$41.77	3.4	167	$41.77
$55.04 - $82.55	59	77.98	2.4	59	77.98
$83.83 - $125.75	61	105.77	1.2	61	105.77
Total	287	$62.87	2.7	287	$62.87

Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the Second Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at April 4, 2020	2,072	$15.34
Granted	1,078	3.74
Vested	(848)	14.99
Forfeited	(325)	11.90
Nonvested at July 4, 2020	1,977	$9.70

The total fair value of restricted stock units vested during the Second Quarter was approximately $3.1 million. Vesting of performance restricted stock units is based on achievement of operating margin growth and achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables discloses changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended July 4, 2020
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(91,667)	$9,225	$(3,124)	$(85,566)
Other comprehensive income (loss) before reclassifications	6,497	(847)	—	5,650
Tax (expense) benefit	—	217	—	217
Amounts reclassed from accumulated other comprehensive income (loss)	—	5,920	—	5,920
Tax (expense) benefit	—	(852)	—	(852)
Total other comprehensive income (loss)	6,497	(5,698)	—	799
Ending balance	$(85,170)	$3,527	$(3,124)	$(84,767)

	For the 13 Weeks Ended June 29, 2019
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(77,358)	$7,573	$1,595	$(68,190)
Other comprehensive income (loss) before reclassifications	(304)	492	—	188
Tax (expense) benefit	—	226	—	226
Amounts reclassed from accumulated other comprehensive income (loss)	—	2,769	—	2,769
Tax (expense) benefit	—	(206)	—	(206)
Total other comprehensive income (loss)	(304)	(1,845)	—	(2,149)
Ending balance	$(77,662)	$5,728	$1,595	$(70,339)

	For the 27 Weeks Ended July 4, 2020
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(80,474)	$2,983	$(3,124)	$(80,615)
Other comprehensive income (loss) before reclassifications	(4,696)	7,178	—	2,482
Tax (expense) benefit	—	(1,235)	—	(1,235)
Amounts reclassed from accumulated other comprehensive income	—	6,281	—	6,281
Tax (expense) benefit	—	(882)	—	(882)
Total other comprehensive income (loss)	(4,696)	544	—	(4,152)
Ending balance	$(85,170)	$3,527	$(3,124)	$(84,767)

	For the 26 Weeks Ended June 29, 2019
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(74,868)	$8,582	$1,595	$(64,691)
Other comprehensive income (loss) before reclassifications	(2,794)	2,202	—	(592)
Tax (expense) benefit	—	(38)	—	(38)
Amounts reclassed from accumulated other comprehensive income (loss)	—	5,424	—	5,424
Tax (expense) benefit	—	(406)	—	(406)
Total other comprehensive income (loss)	(2,794)	(2,854)	—	(5,648)
Ending balance	$(77,662)	$5,728	$1,595	$(70,339)

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
Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended July 4, 2020		For the 13 Weeks Ended June 29, 2019
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$105,749	$4,781	$223,107	$29,540
Europe	79,545	(10,498)	147,082	12,463
Asia	69,248	6,624	126,275	26,959
Corporate	4,467	(37,712)	4,929	(67,281)
Consolidated	$259,009	$(36,805)	$501,393	$1,681

	For the 27 Weeks Ended July 4, 2020		For the 26 Weeks Ended June 29, 2019
	Net Sales	Operating Income (Loss)(1)	Net Sales	Operating Income (Loss)
Americas	$258,666	$(32,353)	$413,476	$40,458
Europe	207,795	(13,154)	300,360	26,743
Asia	175,435	17,864	243,174	48,000
Corporate	7,831	(143,503)	9,651	(133,464)
Consolidated	$649,727	$(171,146)	$966,661	$(18,263)
___________________________________________________________________________________________________________________
(1)Subsequent to the issuance of the Company's condensed consolidated financial statements for the 14 weeks ended April 4, 2020, the Company's management determined that Operating Loss for the Americas and Corporate segments for the 14 weeks ended April 4, 2020 was incorrectly presented as certain charges totaling $24.5 million were incorrectly attributed to the Americas segment rather than the Corporate segment. As a result, Operating Loss for the Americas and Corporate segments for the 27 week period ended July 4, 2020 has been corrected. The Company’s management evaluated the materiality of the disclosure misstatement from a quantitative and qualitative perspective and concluded the misstatement was not material to the 14 weeks ended April 4, 2020.

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended July 4, 2020		For the 13 Weeks Ended June 29, 2019
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$209,499	80.9%	$413,285	82.4%
Leathers	26,554	10.3	52,630	10.5
Jewelry	15,206	5.9	20,786	4.2
Other	7,750	2.9	14,692	2.9
Total	$259,009	100.0%	$501,393	100.0%

	For the 27 Weeks Ended July 4, 2020		For the 26 Weeks Ended June 29, 2019
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$519,425	79.9%	$779,463	80.6%
Leathers	73,861	11.4	106,534	11.0
Jewelry	38,422	5.9	51,946	5.4
Other	18,019	2.8	28,718	3.0
Total	$649,727	100.0%	$966,661	100.0%

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
As of July 4, 2020, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	76.3	U.S. dollar	87.4
Canadian dollar	27.2	U.S. dollar	20.7
British pound	9.3	U.S. dollar	12.1
Japanese yen	935.6	U.S. dollar	8.8
Mexican peso	52.7	U.S. dollar	2.7
Australian dollar	1.7	U.S. dollar	1.2
U.S. dollar	13.4	Japanese yen	1,425.0

Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of July 4, 2020, the Company had non-designated forward contracts of $0.1 million on 1.5 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during the Second Quarter and Prior Year Quarter are set forth below (in thousands):

	For the 13 Weeks Ended July 4, 2020	For the 13 Weeks Ended June 29, 2019
Cash flow hedges:
Forward contracts	$(630)	$718
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$(630)	$718

	For the 27 Weeks Ended July 4, 2020	For the 26 Weeks Ended June 29, 2019
Cash flow hedges:
Forward contracts	$5,943	$2,164
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$5,943	$2,164

The following tables disclose the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during the Second Quarter and Prior Year Quarter (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended July 4, 2020	For the 13 Weeks Ended June 29, 2019
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$2,665	$2,769
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$2,403	$(206)
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(113)	$(20)

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 27 Weeks Ended July 4, 2020	For the 26 Weeks Ended June 29, 2019
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$5,311	$4,790
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$88	$228
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$92	$(33)

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	July 4, 2020		December 28, 2019		July 4, 2020		December 28, 2019
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$3,016	Prepaid expenses and other current assets	$3,327	Accrued expenses-other	$160	Accrued expenses-other	$1,657
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Accrued expenses-other	—	Accrued expenses-other	63
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	—	Intangible and other assets-net	21	Other long-term liabilities	—	Other long-term liabilities	104
Total		$3,016		$3,348		$160		$1,824

The following tables summarize the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended July 4, 2020		For the 13 Weeks Ended June 29, 2019
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$118,413	$879	$236,285	$507
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$2,665	$2,403	$2,769	$(206)

	Effect of Derivative Instruments
	For the 27 Weeks Ended July 4, 2020		For the 26 Weeks Ended June 29, 2019
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$368,771	$(6,411)	$453,626	$26,417
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$5,311	$88	$4,790	$228

At the end of the Second Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through June 2021. As of July 4, 2020, an estimated net gain of $2.5 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 4, 2020 (in thousands):

	Fair Value at July 4, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$3,016	$—	$3,016
Deferred compensation plan assets:
Investment in publicly traded mutual funds	5,220	—	—	5,220
Total	$5,220	$3,016	$—	$8,236
Liabilities:
Contingent consideration	$—	$—	$1,441	$1,441
Forward contracts	—	160	—	160
Total	$—	$160	$1,441	$1,601

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
As of July 4, 2020, debt, excluding unamortized debt issuance costs and capital leases, was recorded at cost and had a carrying value of $288.5 million and had a fair value of approximately $270.5 million. The fair value of debt was based on observable market inputs.
The fair value of trade names are measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discount rates and implied royalty rates. During the first quarter of fiscal year 2020, the MICHELE trade name with a carrying amount of $10.9 million was written down to its implied fair value of $8.4 million, resulting in a pre-tax impairment charge of $2.5 million in the Year To Date Period. The trade name impairment charge was recorded in the Corporate cost area. No trade name impairment was recorded during the Second Quarter.
During the Year To Date Period, operating lease right-of-use assets with a carrying amount of $30.8 million and property, plant and equipment-net with a carrying amount of $4.6 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $10.9 million and $1.3 million, respectively, resulting in impairment charges of $23.2 million.
The fair values of operating lease right-of-use assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $23.2 million impairment expense, $16.0 million, $4.0 million, and $0.4 million was recorded in SG&A in the Americas, Europe and Asia segments, respectively, and $1.9 million, $0.7 million and $0.2 million was recorded in restructuring charges in the Americas, Asia and Europe segments, respectively.

The fair value of the contingent consideration liability related to Fossil South Africa was determined using Level 3 inputs. The contingent consideration is based on Fossil South Africa's projected earnings and dividends. The present value of the contingent consideration liability was valued at $1.4 million as of July 4, 2020. The Company recorded $0.1 million of the variable consideration in accrued expenses-other and $1.3 million in other long-term liabilities in the condensed consolidated balance sheets at July 4, 2020.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		July 4, 2020		December 28, 2019
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,672	$3,095	$3,612	$2,993
Customer lists	5-10 yrs.	51,819	46,294	52,517	44,013
Patents	3-20 yrs.	2,347	1,955	2,308	1,937
Developed technology	7 yrs.	2,193	822	2,193	548
Trade name	6 yrs.	4,502	563	4,502	188
Other	7-20 yrs.	410	284	383	272
Total intangibles-subject to amortization		64,943	53,013	65,515	49,951
Intangibles-not subject to amortization:
Trade names		8,865		11,315
Other assets:
Deposits		18,941		18,558
Deferred compensation plan assets		5,220		5,243
Deferred tax asset-net		37,234		38,275
Restricted cash		7,117		7,501
Tax receivable		90,065		6,507
Investments		327		500
Other		2,739		2,145
Total other assets		161,643		78,729
Total intangible and other assets		$235,451	$53,013	$155,559	$49,951
Total intangible and other assets-net			$182,438		$105,608

Amortization expense for intangible assets was approximately $1.7 million for both the Second Quarter and Prior Year Quarter and $3.6 million and $3.4 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2020 (remaining)	$3,469
2021	$3,268
2022	$2,455
2023	$881
2024	$861
Thereafter	$996

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
As a result of the COVID-19 pandemic, the Company received lease concessions from landlords in the form of rent deferrals and rent foregiveness in the Second Quarter. The Company chose the policy election provided by the FASB in April 2020 to record rent concessions as if no modifications to leases contracts were made, and thus no changes to the ROU assets and ROU liabilities were recorded in respect to these concessions. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. As of July 4, 2020, the Company had outstanding deferred rent payments of $17.4 million, and the Company received rent foregiveness of $3.6 million in the Second Quarter.

The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended July 4, 2020	For the 13 Weeks Ended June 29, 2019	For the 27 Weeks Ended July 4, 2020	For the 26 Weeks Ended June 29, 2019
Operating lease cost(1)(2)	SG&A	$26,303	$29,385	$54,509	$60,244
Finance lease cost:
Amortization of ROU assets	SG&A	$135	$114	$236	$240
Interest on lease liabilities	Interest expense	$7	$11	$18	$20
Short-term lease cost	SG&A	$138	$429	$339	$813
Variable lease cost	SG&A	$3,485	$8,549	$11,178	$17,341
_______________________________________________
(1)Includes sublease income, which was immaterial.
(2)Excludes the impact of deferred or abated rent amounts

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	July 4, 2020	December 28, 2019
Assets
Operating	Operating lease ROU assets	$253,884	$288,166
Finance	Property, plant and equipment - net of accumulated depreciation of $4,284 and $4,015, respectively	$5,767	$5,918

Liabilities
Current:
Operating	Current operating lease liabilities	$67,755	$68,838
Finance	Short-term and current portion of long-term debt	$1,017	$1,011
Noncurrent:
Operating	Long-term operating lease liabilities	$270,056	$288,689
Finance	Long-term debt	$1,023	$1,468

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	July 4, 2020	December 28, 2019
Weighted-average remaining lease term:
Operating leases	6.1 years	6.1 years
Finance leases	1.7 years	2.3 years
Weighted-average discount rate:
Operating leases	14.0%	13.9%
Finance leases	1.2%	1.2%

Future minimum lease payments by year as of July 4, 2020 were as follows (in thousands):

Fiscal Year	Operating Leases (1)	Finance Leases
2020 (remaining)	$58,270	$577
2021	98,476	986
2022	85,490	493
2023	68,109	—
2024	49,442	—
2025	35,650	—
Thereafter	128,836	—
Total lease payments	$524,273	$2,056
Less: Interest	186,462	16
Total lease obligations	$337,811	$2,040

________________________________________________________________________
(1) Future minimum lease payments exclude the impact of deferred or abated rent amounts

Future minimum lease payments by year as of December 28, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2020	$116,778	$1,042
2021	94,795	978
2022	81,536	488
2023	64,582	—
2024	45,846	—
Thereafter	153,255	—
Total lease payments	$556,792	$2,508
Less: Interest	199,265	30
Finance lease obligations	$357,527	$2,478

Supplemental cash flow information related to leases was as follows (in thousands):

	For the 27 Weeks Ended July 4, 2020	For the 26 Weeks Ended June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$62,654	$52,934
Operating cash flows from finance leases	18	20
Financing cash flows from finance leases	482	478
Leased assets obtained in exchange for new operating lease liabilities	19,177	16,939

_______________________________________________________________________________
(1) Cash flows for the 27 weeks ended July 4, 2020 exclude the impact of deferred or abated rent amounts

As of July 4, 2020, the Company did not have any material operating or finance leases that have been signed but not commenced.

15. DEBT ACTIVITY
On February 20, 2020, the Company entered into an Amendment No. 1 (the “First Amendment”) to that certain Term Credit Agreement, dated as of September 26, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders (the “Term Credit Agreement Lenders”) party thereto (as amended to date, the “Term Credit Agreement”).
Pursuant to the terms of the First Amendment, the Company, the administrative agent and the lenders party thereto agreed to modify certain terms of the Term Credit Agreement to, among other things, (i) increase the interest rate applicable to the term loans under the Term Credit Agreement (a) in the case of Eurodollar loans, from the adjusted LIBO rate plus 6.50% to the adjusted LIBO rate plus 8.00%, and (b) in the case of alternate base rate loans, from the alternate base rate plus 5.50% to the alternate base rate plus 7.00%; (ii) increase the maximum total leverage ratio permitted from 1.50 to 1.00 as of the last day of each fiscal quarter to (a) 2.75 to 1.00 as of the last day of each fiscal quarter ending April 4, 2020, July 4, 2020, October 3, 2020 and January 2, 2021, (b) 2.25 to 1.00 as of the last day of each fiscal quarter ending April 3, 2021, July 3, 2021 and October 2, 2021, and (c) 1.50 to 1.00 as of the last day of each subsequent fiscal quarter; (iii) limit the amount of borrowings in aggregate principal amount at any time outstanding under that certain asset-based revolving credit agreement, dated as of September 26, 2019, by and among the Company and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other subsidiaries of the Company from time to time party thereto designated as borrowers, certain subsidiaries of the Company from time to time party thereto, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan AG, as French collateral agent (The "Revolving Facility"), to the lesser of the borrowing base thereunder and $200 million; (iv) extend the applicable periods for certain prepayment fees, so that if the Company voluntarily prepays the term loans prior to February 20, 2022, or if the Company incurs certain indebtedness which results in a mandatory prepayment under the Term Credit Agreement prior to February 20, 2022, the Company is required to pay a prepayment fee of 2.00% with respect to the principal amount prepaid prior to February 20, 2021 and 1.00% with respect to the principal amount prepaid between February 21, 2021 and February 20, 2022; and (v) require the Company to pay the foregoing prepayment fee upon acceleration of the loans under the Term Credit Agreement. The First Amendment also modified the negative covenants and events of default in the Term Credit Agreement to reduce the Company’s flexibility with respect to certain matters. The Company incurred debt issue costs of $8.1 million in connection with the First Amendment.
On May 12, 2020, the Company entered into Amendment No. 2 to the Term Credit Agreement to extend the deadline for delivery of the Company’s unaudited quarterly financial statements and related deliverables for the fiscal quarter ended April 4, 2020 to the earlier of (i) July 6, 2020 and (ii) the date on which the Company was required to file with the SEC its quarterly report on Form 10-Q for the fiscal quarter ended April 4, 2020.
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
While the Third Amendment amended, among other things, certain of the financial covenants in the Term Credit Agreement to address the financial impact of COVID-19, any material further decreases to the Company’s revenues and cash flows, or the Company's inability to successfully achieve its cost reduction targets, could result in the Company not meeting one or more of the amended financial covenants under its Term Credit Agreement within the next twelve months. See “Note 1-Significant Accounting Policies" for additional information.
As of July 4, 2020, the Company had $170.0 million and $123.8 million outstanding under the Term Credit Agreement and Revolving Facility, respectively. The Company had net payments of $20.0 million and $30.0 million under the Term Credit Agreement during the Second Quarter and Year To Date Period, respectively. The Company had net payments of $35.1 million and net borrowings of $95.8 million under the Revolving Credit Facility during the Second Quarter and Year To Date Period, respectively. Amounts available under the Revolving Credit Facility were reduced by any amounts outstanding under standby letters of credit. As of July 4, 2020, the Company had available borrowing capacity of $32.5 million under the Revolving Credit Facility. The Company incurred approximately $4.5 million and $9.2 million of interest expense related to the Term Credit Agreement during the Second Quarter and Year To Date Period, respectively. The Company incurred approximately $0.6 million and $1.0 million of interest expense related to the Revolving Credit Facility during the Second Quarter and Year To Date Period, respectively. The Company incurred approximately $2.6 million and $4.7 million of interest expense related to the amortization of debt issuance costs and the original issue discount during the Second Quarter and Year To Date Period, respectively.
16. RESTRUCTURING
The Company implemented a multi-year restructuring program that began in fiscal year 2016 called New World Fossil ("NWF 1.0") and concluded in fiscal year 2019. The remaining liability under NWF 1.0 is no longer material.

In fiscal year 2019, the Company launched New World Fossil 2.0 - Transform to Grow Program (“NWF 2.0”), which is focused on optimizing the Company’s operating structure to be more efficient, with faster decision-making and a more customer-centric focus. In addition to optimizing the way the Company goes to market, the Company is also pursuing additional gross margin expansion opportunities. The Company is taking a zero-based budgeting approach to adjust its business model to enable more investment in digital capabilities and marketing, move closer to the consumer and react more quickly to the ever-evolving consumer shopping patterns. The Company also plans to change overall business processes and resources, creating a more centrally directed operating model, reducing complexity and redundancy, and operating at a lower cost base.

The following table shows a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	For the 13 Weeks Ended July 4, 2020
	Liabilities				Liabilities
	April 4, 2020	Charges	Cash Payments	Non-cash Items	July 4, 2020
Store closures	$28	$1,961	$681	$725	$583
Professional services	2,050	1,473	3,200	—	323
Severance and employee-related benefits	3,910	7,098	4,660	—	6,348
Total	$5,988	$10,532	$8,541	$725	$7,254

	For the 13 Weeks Ended June 29, 2019
	Liabilities			Liabilities
	March 30, 2019	Charges	Cash Payments	June 29, 2019
Professional services	$426	$1,798	$1,494	$730
Severance and employee-related benefits	—	4,061	289	3,772
Total	$426	$5,859	$1,783	$4,502

	For the 27 Weeks Ended July 4, 2020
	Liabilities				Liabilities
	December 28, 2019	Charges	Cash Payments	Non-cash Items	July 4, 2020
Store closures	$22	$2,693	$723	$1,409	$583
Professional services and other	2,824	4,662	7,163	—	323
Severance and employee-related benefits	4,238	12,552	10,442	—	6,348
Total	$7,084	$19,907	$18,328	$1,409	$7,254

	For the 26 Weeks Ended June 29, 2019
	Liabilities			Liabilities
	December 29, 2018	Charges	Cash Payments	June 29, 2019
Professional services and other	$—	$2,638	$1,908	$730
Severance and employee-related benefits	—	4,061	289	3,772
Total	$—	$6,699	$2,197	$4,502

NWF 2.0 restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended July 4, 2020	For the 13 Weeks Ended June 29, 2019	For the 27 Weeks Ended July 4, 2020	For the 26 Weeks Ended June 29, 2019
Americas	$2,821	$—	$3,957	$—
Europe	2,916	4,554	3,682	5,394
Asia	2,822	—	4,445	—
Corporate	1,973	1,305	7,823	1,305
Consolidated	$10,532	$5,859	$19,907	$6,699

Additionally, the NWF 2.0 restructuring program is being expanded to address additional challenges posed by COVID-19. The program will include a number of cost saving measures including previously announced store closures. In addition, effective March 30, 2020, the Company implemented base salary reductions for a substantial number of its global employees, including each of its executive officers. Further, the cash fees for all non-employee directors serving on the Company’s Board of Directors were deferred for the first quarter of 2020 until the end of 2020 and the cash fees were reduced by 20% for the Second Quarter of 2020. The Company also implemented weekly work hour reductions (e.g., from 40 hours to 32 or 24 hours) and has implemented work-reduction furloughs for certain other employees.  The Company has entered into discussions with most of its retail and corporate office landlords to modify its rent payments, receive other concessions or otherwise reduce its operating costs for these locations. The Company has also extended the payment terms with a number of its vendors and suppliers globally and is in discussions with licensors of certain third party trademarks to reduce the Company’s royalty obligations in 2020. The Company estimates total NWF 2.0 charges of $50 million to $70 million, with approximately $25 million of those charges in fiscal year 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen and twenty-seven week periods ended July 4, 2020 (the “Second Quarter” and "Year To Date Period," respectively) as compared to the thirteen and twenty-six week periods ended June 29, 2019 (the “Prior Year Quarter” and "Prior Year YTD Period," respectively). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website and third-party websites. Our wholesale customer base includes, among others, Amazon, Best Buy, Dillard’s, Kohl’s, Macy’s, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 55 retail stores located in premier retail sites and 101 outlet stores located in major outlet malls as of July 4, 2020. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.
Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 80 independent distributors. Internationally, our network of Company-owned stores included 155 retail stores and 119 outlet stores as of July 4, 2020. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.
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
Known or Anticipated Trends: Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:
In March 2020, a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization. Our business operations and financial performance for the Second Quarter and Year To Date Period were materially impacted by COVID-19. The COVID-19 pandemic has negatively affected the global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures of non-essential businesses and orders to “shelter-in-place.” We are focused on protecting the health and safety of our employees, customers and suppliers to minimize potential disruptions and supporting the community to address challenges posed by the global COVID-19 pandemic. At the end of the first quarter of fiscal year 2020 ("First Quarter"), the impact of COVID-19 resulted in the closure of the majority of our stores and many of our wholesale partners' stores. During the Second Quarter, many regional and local governments lifted or modified restrictions and orders. By the end of the Second Quarter, the majority of our stores have re-opened; however, these stores have been impacted by a decrease in retail traffic and reduced hours at many locations. By the date of this filing, an additional number of our stores have reopened in some capacity. The reopening of our remaining stores and our wholesale partners’ stores, which remain closed, is dependent on a number of factors, including, but not limited to, the lifting of any government restrictions and implementation of safety protocols. While we believe the closed stores will open over stages during the next several months, we cannot reasonably estimate the impact such closures will have on our retail and wholesale sales and overall results. We expect revenue declines to continue in our retail and wholesale channels as consumers react to, or otherwise practice, “social distancing” and other safety measures. We experienced a larger decline in revenues in the Second Quarter than in the First Quarter, as a significant number of our retail and wholesale partners’ stores were closed for the majority of the period. For our stores that have reopened, we are seeing trends in traffic down significantly, and those effects are being partially offset by improved conversions.
Since the COVID-19 pandemic began, we have seen strong growth trends in our direct and wholesale e-commerce channels. We expect these trends to continue, as consumers continue to focus on online shopping options.
We have taken certain cost saving and other actions, and plan to take further actions, to address the decrease in revenues and cash flow and other impacts on our business as a result of COVID-19 in order to maintain liquidity and in order to remain in compliance with financial covenants. Examples of some of these actions include the following:
Board of Director and Executive Compensation: We implemented base salary reductions for each of our executive officers for an indefinite time period. Further, the cash fees for all non-employee directors serving on our Board of Directors were deferred for the First Quarter until the end of the year, and the cash fees were reduced by 20% for the Second Quarter.
Other Employee Actions: We have implemented base salary reductions for a substantial number of our employees globally. We also implemented weekly work hour reductions (e.g., from 40 hours to 32 or 24 hours) and have implemented work-reduction furloughs for certain other employees. We closed all of our corporate offices at various times in 2020. Many of our offices in Asia and Europe have reopened in some capacity with health and safety guidelines in place. Our offices in the U.S. remain closed with plans to reopen in some capacity in September 2020. We believe our employees have generally been successful in transitioning to a virtual working environment.
Office and Retail Location Expenses: We have entered into agreements, or are in discussions with, most of our retail and corporate office landlords to modify rent payments, receive other concessions or otherwise reduce our operating costs for these locations.
Other Expense Reductions: We have also extended the payment terms with a number of our vendors and suppliers globally and have agreements, or are in discussions with, licensors of certain third party trademarks to reduce our royalty obligations in fiscal year 2020. In addition, we plan to reduce marketing and capital spending and eliminate all non-business critical spending for the balance of 2020.
2020 Operating Expenses: Selling, general and administrative expenses (“SG&A”) for 2020 is expected to be several million dollars lower than 2019 and our original plan for 2020. Our NWF 2.0 initiative is being expanded to include additional expense reduction programs which are partly dependent on the length and depth of the COVID-19 pandemic impact.  Expense reductions are expected to be primarily driven by additional store closings and rent concessions, reduced compensation levels, lower marketing investment, and fewer discretionary expenses.

Capital Expenditures: Capital expenditures for 2020 are expected to be approximately $9 million, compared to original guidance of approximately $25 million. This reduction reflects the deferral or cancellation of certain planned investments.
Management believes our cost reduction plans are probable of being successfully implemented, which will result in adequate cash flows to support our ongoing operations and to meet our covenant requirements for one year following the date these financial statements are issued.

Our Term Credit Agreement (as defined in "Note 15-Debt Activity") contains certain affirmative and negative covenants.  In June 2020, we entered into Amendment No. 3 to our Term Credit Agreement to amend, among other things, certain of these financial covenants as a result of the impact of COVID-19 on our business. Refer to “Note 15-Debt Activity" for additional details on the Term Credit Agreement. We are currently in compliance with our covenants and are forecasting to remain in compliance for the year following the date that these financial statements are issued. Due to the uncertainty related to the duration of COVID-19, we could experience material further decreases to revenues and cash flows and may experience difficulty in remaining in compliance with financial covenants under the Term Credit Agreement, as amended.
Business Strategies and Outlook: Notwithstanding the COVID-19 pandemic, we plan to execute on the following strategies to enhance our brands, grow our revenue and achieve profitability. These strategies remain highly relevant and we believe they will be important to our long-term success. The first strategic initiative is delivering compelling storytelling and innovation to build upon brand equities for both owned and licensed brands. Our second strategic initiative is commercial transformation, which we are accelerating due to the current operating environment created by the COVID-19 pandemic. We have deployed substantial resources toward increasing our digital commerce and marketing capabilities in recent years, and that is helping us serve our customers during this time of heightened e-commerce demand. We have invested in a robust set of tools that can support a larger direct to consumer business in the future. Our third strategic initiative is expanding our opportunity in China and India. In these countries, we are continuing to execute against a strategy centered around localized marketing and segmented assortments. Although the impact of COVID-19 is likely to disrupt our growth trajectory in the short to intermediate term, we continue to view China and India as compelling long-term opportunities. Our fourth strategic initiative is to capture greater efficiency in our processes and right-sizing our cost structure. Our NWF 2.0 initiative is a primary example of this strategy. In 2019, we reduced our operating expenses by nearly $50 million through our NWF 2.0 program. Given the current environment and our perspective on the future state of business, we are expanding our NWF 2.0 program to capture an incremental $50 million in benefits in years 2020 and 2021, which brings the total savings derived from NWF 1.0 and NWF 2.0 from $200 million to $300 million.
Since the outbreak of the COVID-19 pandemic, we have taken quick and strong actions to accelerate aspects of our strategy to generate current year savings, preserve liquidity and improve financial flexibility during the COVID-19 pandemic. Examples of some of these actions include:

•Board of director and executive compensation reductions and deferrals
•Other employee actions, like reduced hours
•Office and retail location expense reductions
•Other expense reductions
•Capital expenditure deferral and cancellations

For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, "Part II, Item 1A. Risk Factors" of our Quarter Report on Form 10-Q for the First Quarter and "Part II, Item 1A. Risk Factors" of this Quarter Report on Form 10-Q.
Results of Operations
Executive Summary. Since the onset of the COVID-19 pandemic, we have acted to protect our employees, partners and communities worldwide, adapted to rapidly changing circumstances, mitigated business disruption and strengthened our financial position. While significant disruption has been caused by the COVID-19 pandemic, during the Second Quarter, investments in our digital channels, one of our strategic imperatives, supported sales growth as sales grew strongly through digital channels and partially offset declines in our stores and wholesale channels. As regions in the world lifted stay at home orders during the Second Quarter, we also saw an improvement in sales in our retail stores and through our wholesale partners. By the end of the Second Quarter, 407 of our global stores had re-opened. Overall sales for the Second Quarter were $259 million, down 48% (47% in constant currency) compared with the Prior Year Quarter. Gross margins were 54.3% for the Second Quarter as compared with 52.9% for the Prior Year Quarter, as disciplined inventory management practices helped us focus on selling through on hand inventory and total inventories ended at $376 million, down sequentially from the First Quarter and the comparable period of the prior fiscal year. We accelerated and executed cost-savings measures under our NWF 2.0 program during the Second Quarter as we transitioned certain temporary reductions in our corporate staff to permanent reductions. We also made progress on improving our liquidity through ongoing discussions with key suppliers, licensors and landlords.
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
Quarterly Periods Ended July 4, 2020 and June 29, 2019
Consolidated Net Sales. Net sales decreased $242.4 million or 48.3% (47.4% in constant currency) for the Second Quarter as compared to the Prior Year Quarter, primarily as a result of the ongoing COVID-19 pandemic. During the Second Quarter, watch sales decreased $203.8 million or 49.3% (48.4% in constant currency), our leathers products decreased $26.0 million or 49.4% (48.9% in constant currency) and our jewelry business decreased $5.6 million or 26.9% (26.0% in constant currency). As we progressed through the Second Quarter, sales trends improved as a result of an easing of COVID-19 related restrictions in many markets, enabling some return of traffic in our retail stores and wholesale customer locations. Our direct business decreased significantly during the Second Quarter, largely driven by temporary store and concession closures due to COVID-19 and permanent store closures since the end of the Prior Year Quarter in connection with our NWF program. Global comparable retail sales decreased 36%, which includes both our stores and our own e-commerce channels and the impacts of COVID-19 closures in both channels. While many stores re-opened during the Second Quarter, we still experienced significant traffic declines, which were partially offset by improved conversions. The sales declines in our store channel were partially offset by strong growth in e-commerce, both in our owned websites and in third party marketplace sites recorded in our wholesale channel. We will continue focusing on sales in the digital channel, as customers continue to shift to digital and we are generating greater return on our investments in digital infrastructure. We have reduced our store footprint by 20 stores since the end of the Prior Year Quarter and expect to reduce it further during the remainder of fiscal year 2020.
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended July 4, 2020		For the 13 Weeks Ended June 29, 2019
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$209.5	80.9%	$413.3	82.4%	$(203.8)	(49.3)%	(48.4)%
Leathers	26.6	10.3	52.6	10.5	(26.0)	(49.4)	(48.9)
Jewelry	15.2	5.9	20.8	4.2	(5.6)	(26.9)	(26.0)
Other	7.7	2.9	14.7	2.9	(7.0)	(47.6)	(46.9)
Total	$259.0	100.0%	$501.4	100.0%	$(242.4)	(48.3)%	(47.4)%
In the Second Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by $4.4 million, including unfavorable impacts of $1.4 million, $2.3 million and $0.7 million in our Europe, Asia and Americas segments, respectively, when compared to the Prior Year Quarter.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended July 4, 2020		For the 13 Weeks Ended June 29, 2019		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$105.8	40.8%	$223.1	44.5%	$(117.3)	(52.6)%	(52.3)%
Europe	79.5	30.7	147.1	29.4	(67.6)	(46.0)	(45.0)
Asia	69.2	26.7	126.3	25.2	(57.1)	(45.2)	(43.4)
Corporate	4.5	1.8	4.9	0.9	(0.4)	(8.2)	(8.2)
Total	$259.0	100.0%	$501.4	100.0%	$(242.4)	(48.3)%	(47.4)%
Americas Net Sales. Americas net sales decreased $117.3 million or 52.6% (52.3% in constant currency) during the Second Quarter in comparison to the Prior Year Quarter. During the Second Quarter, watches decreased $100.6 million or 54.3% (54.0% in constant currency), our leathers business decreased $16.2 million or 48.2% (47.9% in constant currency), and our jewelry category increased $1.1 million or 68.8% (68.8% in constant currency). In the region, sales declined in the U.S., Mexico and Canada. Strong sales growth in e-commerce partially offset the declines in other channels. Sales declined in most brands, most notably in FOSSIL and MICHAEL KORS®. Comparable retail sales declined in the mid-thirties on a percentage basis during the Second Quarter, driven by temporary store closures due to the COVID-19 pandemic, partially offset by strong positive e-commerce comparable retail sales.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Americas segment (dollars in millions):

	For the 13 Weeks Ended July 4, 2020	For the 13 Weeks Ended June 29, 2019
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$84.5	$185.1	$(100.6)	(54.3)%	(54.0)%
Leathers	17.4	33.6	(16.2)	(48.2)	(47.9)
Jewelry	2.7	1.6	1.1	68.8	68.8
Other	1.2	2.8	(1.6)	(57.1)	(57.1)
Total	$105.8	$223.1	$(117.3)	(52.6)%	(52.3)%

Europe Net Sales. Europe net sales decreased $67.6 million or 46.0% (45.0% in constant currency) during the Second Quarter in comparison to the Prior Year Quarter. During the Second Quarter, watches decreased $52.3 million or 45.7% (44.7% in constant currency), jewelry declined $7.0 million or 38.0% (37.5% in constant currency) and our leathers business declined $4.2 million or 45.7% (44.6% in constant currency). Across the Eurozone, sales were down in all major markets with the greatest declines in Germany, the U.K., Italy and France. Sales decreased in all major brands, most notably in FOSSIL, MICHAEL KORS and EMPORIO ARMANI®. Comparable retail sales declined in the mid-twenties on a percentage basis during the Second Quarter, driven by temporary store closures due to the COVID-19 pandemic, partially offset by strong positive e-commerce comparable retail sales.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Europe segment (dollars in millions):

	For the 13 Weeks Ended July 4, 2020	For the 13 Weeks Ended June 29, 2019
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$62.2	$114.5	$(52.3)	(45.7)%	(44.7)%
Leathers	5.0	9.2	(4.2)	(45.7)	(44.6)
Jewelry	11.4	18.4	(7.0)	(38.0)	(37.5)
Other	0.9	5.0	(4.1)	(82.0)	(80.0)
Total	$79.5	$147.1	$(67.6)	(46.0)%	(45.0)%

Asia Net Sales. Net sales in Asia decreased $57.1 million or 45.2% (43.4% in constant currency) during the Second Quarter in comparison to the Prior Year Quarter. During the Second Quarter, watches decreased $50.8 million or 44.7% (42.9% in constant currency), our leathers business decreased $5.7 million or 58.2% (56.1% in constant currency) and our jewelry category increased $0.4 million or 57.1% (71.4% in constant currency). Sales declined in most brands during the Second Quarter, most notably in FOSSIL, EMPORIO ARMANI, MICHAEL KORS and DIESEL®. Sales decreased in all major markets across Asia, except for mainland China, where sales growth was driven by e-commerce channels. Throughout the region our wholesale and retail channels were negatively impacted by shutdowns and traffic declines due to the COVID-19 pandemic. Comparable retail sales declined in the mid-fifties on a percentage basis during the Second Quarter, driven by temporary store closures due to the COVID-19 pandemic. Compared to our other segments, our comparable stores sales in Asia declined less, but also experienced relatively less offsetting e-commerce growth.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Asia segment (dollars in millions):

	For the 13 Weeks Ended July 4, 2020	For the 13 Weeks Ended June 29, 2019
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$62.8	$113.6	$(50.8)	(44.7)%	(42.9)%
Leathers	4.1	9.8	(5.7)	(58.2)	(56.1)
Jewelry	1.1	0.7	0.4	57.1	71.4
Other	1.2	2.2	(1.0)	(45.5)	(50.0)
Total	$69.2	$126.3	$(57.1)	(45.2)%	(43.4)%
The following table sets forth the number of stores by concept on the dates indicated below:

	July 4, 2020				June 29, 2019
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price accessory	80	76	54	210	87	88	51	226
Outlets	114	74	32	220	115	73	35	223
Full priced multi-brand	—	3	3	6	—	4	3	7
Total stores	194	153	89	436	202	165	89	456
During the Second Quarter, we closed 15 stores and opened 4 new stores in connection with our NWF program.
Both stores and our own e-commerce sites are included in comparable retail sales in the thirteenth month of operation. Stores that experience a gross square footage increase of 10% or more due to an expansion and/or relocation are removed from the comparable retail sales base, but are included in total sales. These stores are returned to the comparable retail sales base in the thirteenth month following the expansion and/or relocation. Comparable retail sales are calculated on a comparable calendar period. Therefore, the percentage change in comparable sales for 2020 were calculated on a 27-to-27 week basis to normalize the 27-week Year To Date Period with the 26-week Prior Year YTD Period. Comparable retail sales also exclude the effects of foreign currency fluctuations.

Gross Profit. Gross profit of $140.6 million in the Second Quarter decreased 47.0% in comparison to $265.1 million in the Prior Year Quarter, as a result of decreased sales. Gross profit margin rate increased to 54.3% in the Second Quarter compared to 52.9% in the Prior Year Quarter, primarily reflecting a higher mix of e-commerce sales and reduced minimum licensor royalty costs, partially offset by heightened promotional activity and increased freight and duty costs. Currency favorably impacted the gross profit margin rate in the Second Quarter by approximately 50 basis points.
Operating Expenses. Total operating expenses in the Second Quarter decreased by $86.0 million, or 32.7%, to $177.4 million compared to $263.4 million in the Prior Year Quarter. Operating expenses in the Second Quarter included $10.5 million of restructuring costs, primarily related to employee costs, store closures and professional services, while the Prior Year Quarter included $7.3 million in restructuring costs. SG&A expenses in the Second Quarter decreased $89.2 million from the Prior Year Quarter due to lower compensation, marketing and discretionary costs. The translation of foreign-denominated expenses during the Second Quarter decreased operating expenses by $2.4 million as a result of the stronger U.S. dollar. As a percentage of net sales, SG&A expenses increased to 64.4% in the Second Quarter as compared to 51.1% in the Prior Year Quarter.

Operating Income (Loss). Operating income (loss) was a loss of $36.8 million in the Second Quarter as compared to income of $1.7 million in the Prior Year Quarter. During the Second Quarter, the operating loss was primarily driven by COVID-19 impacts on sales. As a percentage of net sales, operating margin (loss) was (14.2)% in the Second Quarter compared to 0.3% in the Prior Year Quarter. Operating margin rate in the Second Quarter included a favorable impact of 20 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended July 4, 2020	For the 13 Weeks Ended June 29, 2019	Change		Operating Margin %
			Dollars	Percentage	2020	2019
Americas	$4.8	$29.5	$(24.7)	(83.7)%	4.5%	13.2%
Europe	(10.5)	12.5	(23.0)	(184.0)	(13.2)	8.5
Asia	6.6	27.0	(20.4)	(75.6)	9.6	21.3
Corporate	(37.7)	(67.3)	29.6	(44.0)
Total operating income (loss)	$(36.8)	$1.7	$(38.5)	(2,264.7)%	(14.2)%	0.3%
Interest Expense. Interest expense increased by $0.5 million during the Second Quarter compared to the Prior Year Quarter as a result of a larger borrowing base and a partial offset by a decreased interest rate.
Other Income (Expense)-Net. During the Second Quarter, other income (expense)-net changed favorably to income of $0.9 million in comparison to income of $0.5 million in the Prior Year Quarter, primarily driven by net transactional currency gains, compared to net transactional currency losses in the Prior Year Quarter and partially offset by decreased interest income mainly due to declining interest rates.
Provision for Income Taxes. Income tax benefit for the Second Quarter was $20.8 million, resulting in an effective income tax rate of 47.6%. For the Prior Year Quarter, income tax expense was $1.4 million, resulting in an effective income tax rate of (28.0)%. The effective tax rate in the Second Quarter differed from the Prior Year Quarter primarily due to changes enacted in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was signed into law on March 27, 2020. The CARES Act allows U.S. taxpayers to carry back a net operating loss (“NOL”) arising in tax years 2018, 2019 and 2020 to prior years when the tax rate was 35%. The Company recognized a U.S. tax benefit from its fiscal year 2019 and Second Quarter tax losses, which will be carried back to offset taxable income reported in prior years. The Company will receive a refund of 2015 taxes as well as a portion of 2014 taxes.

The Prior Year Quarter effective tax rate was negative because income tax expense was accrued on certain foreign entities with positive taxable income and no benefit was recognized for losses in the U.S. and certain foreign jurisdictions. Due to the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act, certain foreign income is included in U.S. taxable income effectively absorbing the U.S. NOLs, eliminating the availability of any future tax benefit or loss carryback prior to the NOL carryback provision in the CARES Act.

Net Income (Loss) Attributable to Fossil Group, Inc. Second Quarter net income (loss) attributable to Fossil Group, Inc. was a loss of $22.5 million, or $0.44 per diluted share, in comparison to a net loss of $7.3 million, or $0.15 per diluted share, in the Prior Year Quarter. Diluted earnings (loss) per share in the Second Quarter included restructuring charges of $0.16 per diluted share. Diluted earnings (loss) per share in the Prior Year Quarter included restructuring charges of $0.11 per diluted share. Currency fluctuations favorably impacted diluted earnings per share by $0.05 during the Second Quarter.

Fiscal Year To Date Periods Ended July 4, 2020 and June 29, 2019
Consolidated Net Sales. Net sales decreased $317.0 million or 32.8% (31.7% in constant currency) for the Year To Date Period as compared to the Prior Year YTD Period. During the Year To Date Period, watches decreased $260.1 million or 33.4% (32.2% in constant currency), our leathers business decreased $32.6 million or 30.6% (29.9% in constant currency) and our jewelry category decreased $13.5 million or 26.0% (24.9% in constant currency) as compared to the Prior Year YTD Period. We experienced sales declines in all three geographic segments and major product categories. In the beginning of the first quarter of fiscal year 2020, sales results were positively impacted by increased off-price and liquidation sales of connected inventory. Due to the ongoing COVID-19 pandemic, sales began to slow in February in Asia and in March in the Americas and Europe as a result of store closures in our direct to consumer and wholesale channels. At various times throughout the Second Quarter, certain restrictions due to the COVID-19 pandemic were lifted or eased, allowing stores in our direct to consumer and wholesale channels to re-open. However, certain restrictions are still in place and traffic remains down in the Year To Date Period compared to the Prior Year YTD Period. Comparable retail sales declined in the low-twenties on a percentage basis during the Year To Date Period, driven by temporary store closures due to the COVID-19 pandemic, but were partially offset by strong positive e-commerce comparable retail sales.
Net sales information by product category is summarized as follows (dollars in millions):

	For the 27 Weeks Ended July 4, 2020		For the 26 Weeks Ended June 29, 2019		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$519.4	79.9%	$779.5	80.6%	$(260.1)	(33.4)%	(32.2)%
Leathers	73.9	11.4	106.5	11.0	(32.6)	(30.6)	(29.9)
Jewelry	38.4	5.9	51.9	5.4	(13.5)	(26.0)	(24.9)
Other	18.0	2.8	28.8	3.0	(10.8)	(37.5)	(36.8)
Total	$649.7	100.0%	$966.7	100.0%	$(317.0)	(32.8)%	(31.7)%
In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by $10.5 million, including unfavorable impacts of $5.1 million, $4.5 million, and $0.9 million in our Asia, Europe and Americas segments, respectively, compared to the Prior Year YTD Period.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 27 Weeks Ended July 4, 2020		For the 26 Weeks Ended June 29, 2019		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$258.7	39.8%	$413.5	42.8%	$(154.8)	(37.4)%	(37.2)%
Europe	207.8	31.9	300.3	31.0	(92.5)	(30.8)	(29.3)
Asia	175.4	27.0	243.2	25.2	(67.8)	(27.9)	(25.8)
Corporate	7.8	1.3	9.7	1.0	(1.9)	(19.6)	(19.6)
Total	$649.7	100.0%	$966.7	100.0%	$(317.0)	(32.8)%	(31.7)%
Americas Net Sales. Americas net sales decreased $154.8 million or 37.4% (37.2% in constant currency) during the Year To Date Period in comparison to the Prior Year YTD Period. During the Year To Date Period, watches decreased $129.7 million or 38.9% (38.6% in constant currency), our leathers business decreased $19.0 million or 29.5% (29.3% in constant currency) and our jewelry category declined $4.1 million or 38.0% (39.8% in constant currency). During the Year To Date Period, sales declined in most brands in our watch portfolio, with the largest decreases in FOSSIL and MICHAEL KORS. Geographically, sales declined in the U.S., Mexico and Canada. Strong e-commerce sales growth partially offset retail store and wholesale sales decline. Comparable retail sales in the region decreased in the low-twenties on a percentage basis during the Year To Date Period, driven by temporary store closures due to the COVID-19 pandemic, but were partially offset by strong positive e-commerce comparable retail sales.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Americas segment (dollars in millions):

	For the 27 Weeks Ended July 4, 2020	For the 26 Weeks Ended June 29, 2019
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$203.7	$333.4	$(129.7)	(38.9)%	(38.6)%
Leathers	45.4	64.4	(19.0)	(29.5)	(29.3)
Jewelry	6.7	10.8	(4.1)	(38.0)	(39.8)
Other	2.9	4.9	(2.0)	(40.8)	(38.8)
Total	$258.7	$413.5	$(154.8)	(37.4)%	(37.2)%
Europe Net Sales. Europe net sales decreased $92.5 million or 30.8% (29.3% in constant currency) during the Year To Date Period in comparison to the Prior Year YTD Period. During the Year To Date Period, watches decreased $70.6 million or 30.6% (29.1% in constant currency), our jewelry category declined $10.3 million or 26.3% (24.7% in constant currency), and our leathers business decreased $6.1 million or 29.6% (28.2% in constant currency). During the Year To Date Period, most of the brands in the portfolio declined, driven mainly by temporary store closures in our direct to consumer and wholesale channel due to the COVID-19 pandemic and reduced traffic as stores re-opened. Sales were down in all markets, most notably in Germany, the U.K. and Italy. Strong e-commerce sales growth partially offset declines in our retail store and wholesale channels. Comparable retail sales in the region decreased in the low twenties on a percentage basis during the Year To Date Period, driven by temporary store closures due to the COVID-19 pandemic, but were partially offset by strong positive e-commerce comparable retail sales.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Europe segment (dollars in millions):

	For the 27 Weeks Ended July 4, 2020	For the 26 Weeks Ended June 29, 2019
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$160.1	$230.7	$(70.6)	(30.6)%	(29.1)%
Leathers	14.5	20.6	(6.1)	(29.6)	(28.2)
Jewelry	28.9	39.2	(10.3)	(26.3)	(24.7)
Other	4.3	9.8	(5.5)	(56.1)	(55.1)
Total	$207.8	$300.3	$(92.5)	(30.8)%	(29.3)%
Asia Net Sales. Asia net sales decreased $67.8 million or 27.9% (25.8% in constant currency) during the Year To Date Period in comparison to the Prior Year YTD Period. During the Year To Date Period, watches decreased $59.6 million or 27.7% (25.6% in constant currency), our leathers business decreased $7.6 million or 35.2% (33.3% in constant currency) and our jewelry category increased $0.8 million or 40.0% (45.0% in constant currency). Sales of most brands declined in the Year To Date Period as compared to the Prior Year YTD Period, most notably in FOSSIL. Strong e-commerce sales growth partially offset retail store and wholesale sales declines. Within the region, we continued to have strong sales growth in mainland China, while all other major markets declined. For the Year To Date Period, comparable retail sales decreased in the mid-thirties on a percentage basis driven by temporary store closures due to the COVID-19 pandemic, but were partially offset by strong positive e-commerce comparable retail sales.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Asia segment (dollars in millions):

	For the 27 Weeks Ended July 4, 2020	For the 26 Weeks Ended June 29, 2019
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$155.6	$215.2	$(59.6)	(27.7)%	(25.6)%
Leathers	14.0	21.6	(7.6)	(35.2)	(33.3)
Jewelry	2.8	2.0	0.8	40.0	45.0
Other	3.0	4.4	(1.4)	(31.8)	(29.5)
Total	$175.4	$243.2	$(67.8)	(27.9)%	(25.8)%
Gross Profit. Gross profit of $281.0 million in the Year To Date Period decreased $232.1 million or 45.2% in comparison to $513.0 million in the Prior Year YTD Period primarily due to the decline in net sales. Gross profit margin rate decreased to 43.2% in the Year To Date Period compared to 53.1% in the Prior Year YTD Period. The gross profit margin rate contracted primarily due to increased liquidation and inventory valuation adjustments of older generation connected products, primarily in the first quarter, and was partially offset by a higher mix of e-commerce sales and favorable region and product mix. Currency favorably impacted the gross profit margin rate by approximately 10 basis points.
Operating Expenses. For the Year To Date Period, total operating expenses decreased to $452.1 million compared to $531.3 million in the Prior Year YTD Period. SG&A expenses were lower compared to the Prior Year YTD Period mainly due to corporate and regional infrastructure reductions and lower store costs as a result of store closures. During the Year To Date Period, we incurred restructuring costs of $19.9 million in comparison to restructuring costs of $17.5 million in the Prior Year YTD Period. We incurred non-cash intangible asset impairment charges of $2.5 million in the Year To Date Period. The translation of foreign-denominated expenses during the Year To Date Period decreased operating expenses by $5.5 million as a result of the stronger U.S. dollar. As a percentage of net sales, SG&A expenses increased to 66.1% in the Year To Date Period as compared to 53.2% in the Prior Year YTD Period.
Operating Income (Loss). Operating income (loss) was a loss of $171.1 million in the Year To Date Period as compared to a loss of $18.3 million in the Prior Year YTD Period. The $317.0 million decline in net sales from the Year To Date Period compared with the Prior Year YTD Period was predominately due to the COVID-19 pandemic. The gross margin rate primarily decreased due to increased liquidation and inventory valuation adjustments of older generation connected products and was partially offset by a higher mix of e-commerce sales and favorable region and product mix. Within operating expenses, SG&A expenses decreased $84.1 million driven by corporate and regional infrastructure reductions and lower store costs due to store closures both as part of our long term operating strategy and as a response to the global COVID-19 pandemic. As a percentage of net sales, operating margin was (26.3)% in the Year To Date Period as compared to (1.9)% in the Prior Year YTD Period and was negatively impacted by approximately 10 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 27 Weeks Ended July 4, 2020(1)	For the 26 Weeks Ended June 29, 2019	Change		Operating Margin %
			Dollars	Percentage	2020	2019
Americas	$(32.4)	$40.5	$(72.9)	(180.0)%	(12.5)%	9.8%
Europe	(13.2)	26.7	(39.9)	(149.4)	(6.3)	8.9
Asia	17.9	48.0	(30.1)	(62.7)	10.2	19.7
Corporate	(143.4)	(133.5)	(9.9)	7.4
Total operating income (loss)	$(171.1)	$(18.3)	$(152.8)	835.0%	(26.3)%	(1.9)%
_________________________________________________________________________________________________________________________________________________________________
(1)Subsequent to the issuance of our condensed consolidated financial statements for the 14 weeks ended April 4, 2020, we determined that Operating Loss for the Americas and Corporate segments for the 14 weeks ended April 4, 2020 was incorrectly presented as certain charges totaling $24.5 million were incorrectly attributed to the Americas segment rather than the Corporate segment. As a result, Operating Loss for the Americas and Corporate segments for the 27 week period ended July 4, 2020 has been corrected. We evaluated the materiality of the disclosure misstatement from a quantitative and qualitative perspective and concluded the misstatement was not material to the 14 weeks ended April 4, 2020.

Interest Expense. Interest expense decreased by $0.1 million during the Year To Date Period as a result of a decreased interest rate and was mostly offset by a larger borrowing base.

Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net was a net expense of $6.4 million in the Year to Date Period compared to net income of $26.4 million in the Prior Year YTD Period. This change was primarily driven by a $21.6 million gain on the sale of intellectual property in the Prior Year YTD Period, and net foreign currency losses during the Year To Date Period as compared to net gains in the Prior Year YTD Period.
Provision for Income Taxes. Income tax benefit for the Year To Date Period was $84.5 million, resulting in an effective income tax rate of 43.8%. The effective tax rate in the Year To Date Period differed from the Prior Year YTD Period primarily due to changes enacted in the CARES Act allowing a U.S. NOL carryback.
The Prior Year YTD Period effective tax rate was negative because income tax expense was accrued on certain foreign entities with positive taxable income and no benefit was recognized for losses in the U.S. and certain foreign jurisdictions.
Net Income (Loss) Attributable to Fossil Group, Inc. For the Year To Date Period, we had a net loss of $108.1 million, or $2.13 per diluted share, in comparison to a loss of $19.6 million, or $0.39 per diluted share, in the Prior Year YTD Period. A reduction in operating expenses partially offset the decline in gross margin. The Company also benefited from a $21.6 million gain on the sale of intellectual property in the Prior Year YTD Period. Diluted earnings per share in the Year To Date Period, as compared to the Prior Year YTD Period, decreased $0.09 per diluted share due to the currency impact of a stronger U.S. dollar.
Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the Second Quarter was $277.6 million, including $211.2 million held in banks outside the U.S., in comparison to cash and cash equivalents of $226.6 million at the end of the Prior Year Quarter and $200.2 million at the end of fiscal year 2019. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges, strategic investments such as acquisitions and other capital expenditures. We believe cash flows from operations, including our current and planned cost savings measures, combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for the next twelve months. Although we believe we have adequate sources of liquidity in the short-term and long-term, the success of our operations, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity.
We have taken various actions to mitigate the impact of the current economic crisis on our financial position, with a focus on financial liquidity enhancements, cost reduction measures, capital preservation and inventory management. In addition to these temporary savings, we plan to address permanent cost reductions under our NWF 2.0 program.  We believe our cost reduction plans, if successfully executed, will result in adequate cash flows to support our ongoing operations.
For the Second Quarter, we generated operating cash flow of $11.6 million. A net loss of $108.4 million was more than offset by an increase in working capital items of $17.2 million and net non-cash items of $102.8 million. We had net debt borrowings of $69.3 million and capital expenditures of $5.6 million. We increased our borrowings under the Revolving Facility (as defined below) as a precautionary measure to increase our cash position, provide liquidity for a sustained period and to preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic.
Accounts receivable, net of allowances, decreased by 36.3% to $130.1 million at the end of the Second Quarter compared to $204.2 million at the end of the Prior Year Quarter driven by reduced sales. Days sales outstanding for our wholesale businesses for the Second Quarter increased to 72 days compared to 50 days in the Prior Year Quarter, primarily driven by the COVID-19 pandemic related closures and the related negative impact on collections.
Inventory at the end of the Second Quarter was $375.9 million, which decreased by 18.3% from the end of the Prior Year Quarter ending inventory balance of $460.3 million, largely reflecting accelerated inventory reduction actions, particularly of older generation connected product, and proactive management of inbound receipts to align with reduced consumer demand.
At the end of the Second Quarter, we had net working capital of $417.9 million compared to net working capital of $488.0 million at the end of the Prior Year Quarter. At the end of the Second Quarter, we had $25.2 million of short-term borrowings and $243.9 million in long-term debt.
For fiscal year 2020, we expect total capital expenditures to be approximately $9 million in order to maintain liquidity and in order to remain in compliance with financial covenants. Of this amount, we expect approximately 50% will be for retail store renovations and enhancements, approximately 40% will be for technology and facilities maintenance, and approximately 10% for strategic growth, including investments in global concessions and technology. Our capital expenditure budget and allocation to the foregoing investments are estimates and are subject to change. We believe that cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months.

On September 26, 2019, we and Fossil Partners, L.P. (together with the Company, the “U.S. Borrowers”), as the U.S. borrowers, and Fossil Group Europe GmbH (the “Swiss Borrower”), Fossil Asia Pacific Limited (the “Hong Kong Borrower”), Fossil (Europe) GmbH (the “German Borrower”), Fossil (UK) Limited (the “UK Borrower” and the UK Borrower, together with the Swiss Borrower and the German Borrower, the “European Borrowers”) and Fossil Canada Inc. (the “Canadian Borrower”), as the non-U.S. borrowers, certain other of our subsidiaries from time to time party thereto designated as borrowers (including Fossil France SA, the “French Borrower”, and the French Borrower, together with the U.S. Borrowers, the European Borrowers, the Hong Kong Borrower and the Canadian Borrower, the “ABL Borrowers”), and certain of our subsidiaries from time to time party thereto as guarantors, entered into an asset-based revolving credit agreement (as amended, the “Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the “ABL Agent”), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the “ABL Lenders”). In addition, we, as borrower, entered into a term credit agreement (as amended to date, the “Term Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (the “Term Agent”), JPMorgan Chase Bank, N.A., Citizens Bank, National Association and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers and the lenders party thereto (the “Term Loan Lenders”).

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
The ABL Borrowers have the right to request an increase to the commitments under the Revolving Facility or any subfacility in an aggregate principal amount not to exceed $75.0 million in increments no less than $10.0 million, subject to certain terms and conditions as defined in the Revolving Facility, including that the Term Credit Agreement has been amended, restated or otherwise modified to permit any additional commitments.
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
The Term Credit Agreement provides for term loans to us in the aggregate principal amount of $200 million. Proceeds from the Term Credit Agreement were reduced by a $12 million original issue discount, which is presented as a reduction of the Term Credit Agreement on our condensed consolidated balance sheet and will be amortized to interest expense over the life of the term loan. The term loans under the Term Credit Agreement bore interest at (a) the adjusted LIBO rate plus 8.50% for Eurodollar loans or (b) the alternate base rate plus 7.50% for alternate base rate loans as of July 4, 2020. The Term Credit Agreement amortized in quarterly installments in an aggregate amount equal (x) to 2.50% of its original principal amount until March 31, 2020 and, thereafter, (y) $5,000,000 on June 30, 2020, $8,000,000 on September 30, 2020, and $10,000,000 in each quarter thereafter until June 30, 2024. The Term Credit Agreement expires and is due and payable on September 26, 2024, subject to possible extensions.
We are permitted to voluntarily prepay the term loans, in whole or in part, without premium or penalty, and are required to prepay the term loans with the net cash proceeds of certain asset sales and other dispositions, insurance and condemnation events, debt and equity issuances, and are also subject to an annual excess cash flow sweep. If we prepay the term loans (x) with the proceeds of any other financing, (y) to remove a non-consenting lender, or (z) upon the acceleration of the term loans or the term loans otherwise becoming due prior to their maturity date, each during the period from June 5, 2020 to September 4, 2022, we are required to pay a prepayment fee of 2.00% with respect to the principal amount prepaid prior to September 4, 2021 and 1.00% with respect to the principal amount prepaid between September 4, 2021 and September 4, 2022. Notwithstanding the above, we are not required to pay the prepayment fee for prepayments made prior to September 4, 2020 in connection with the issuance of financings that are not in connection with a change in control of the Company.
In connection with the amendment entered into on June 5, 2020, we were granted relief from compliance with the maximum total leverage ratio covenant until the third fiscal quarter of fiscal year 2021, after which the maximum total leverage ratio permitted under the covenant will be 1.50 to 1.00. Solely during such relief period, we will be subject to a covenant to maintain a consolidated EBITDA of negative $75,000,000 for the fiscal quarter ending April 3, 2021, negative $65,000,000 for the two fiscal quarter period ending July 3, 2021, and negative $30,000,000 for the three fiscal quarter period ending October 2, 2021. The amendment also added an additional covenant to restricted consolidated capital expenditures of the Company to $10,000,00 for the fiscal year ended January 2, 2021, $20,000,000 for the fiscal year ended January 1, 2022, and $25,000,000 for the fiscal year ended December 31, 2022 and thereafter. The Term Credit Agreement also limits the amount of principal amount incurred under the Revolving Facility to the lesser of the borrowing base or $200.0 million. A payment default under the Revolving Facility triggers a cross default under the Term Credit Agreement.

The Term Credit Agreement is secured by guarantees by us and certain of our domestic subsidiaries. Additionally,we and such subsidiaries have granted liens on all or substantially all of their assets in order to secure the obligations under the Term Credit Agreement.
The Term Credit Agreement contains customary affirmative and negative covenants and events of default such as compliance with annual audited and quarterly unaudited financial statements disclosures. Upon an event of default, the Term Agent will have the right to declare the term loans and other obligations outstanding immediately due and payable and all commitments immediately terminated or reduced, subject to cure periods and grace periods set forth in the Term Credit Agreement.
The obligations under the Revolving Facility and the Term Credit Agreement are governed by a customary intercreditor agreement (the “Intercreditor Agreement”). The Intercreditor Agreement specifies that (i) the Term Credit Agreement is secured by (a) a perfected first priority security interest in U.S. fixed assets and (b) a perfected second priority security interest in the U.S. liquid assets and accounts receivable, and (ii) the Revolving Facility is secured by (a) a perfected first priority security interest in the U.S. liquid assets and accounts receivable and (b) a perfected second priority security interest in U.S. fixed assets.
We had net payments of $30.0 million during the Year To Date Period under the Term Credit Agreement at an average interest rate of 9.4%. We had net borrowings of $95.8 million under the Revolving Facility during the Year To Date Period at an average interest rate of 1.9%. As of July 4, 2020, we had $170.0 million outstanding under the Term Loan Facility and $123.8 million outstanding under the Revolving Credit Facility. We also had unamortized debt issuance costs of $21.5 million, which reduces the corresponding debt liability. In addition, we had $2.7 million of outstanding standby Letters of Credit at July 4, 2020. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby letters of credit. As of July 4, 2020, we had available borrowing capacity of $32.5 million under the Revolving Facility. At July 4, 2020, we were in compliance with all debt covenants related to all our credit facilities.
Off Balance Sheet Arrangements
As of July 4, 2020, there were no material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
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

Forward-Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words “may,” “believes,” “expects,” “plans,” “intends,” “estimates,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the effect of worldwide economic conditions; the impact of COVID-19; the length and severity of COVID-19; the pace of recovery following COVID-19; significant changes in consumer spending patterns or preferences; interruptions or delays in the supply of key components; acts of war or acts of terrorism; changes in foreign currency valuations in relation to the U.S. dollar; lower levels of consumer spending resulting from COVID-19, a general economic downturn or generally reduced shopping activity caused by public safety (including COVID-19) or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines, including risks related to the expanded launch of connected accessories; financial difficulties encountered by customers and related bankruptcy and collection issues; the effects of vigorous competition in the markets in which we operate; risks related to the success of our restructuring programs; the termination or non-renewal of material licenses, foreign operations and manufacturing; changes in the costs of materials, labor and advertising; government regulation and tariffs; our ability to secure and protect trademarks and other intellectual property rights; and the outcome of current and possible future litigation.
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

The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at July 4, 2020 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	76.3	U.S. dollar	87.4	June 2021
Canadian dollar	27.2	U.S. dollar	20.7	June 2021
British pound	9.3	U.S. dollar	12.1	June 2021
Japanese yen	935.6	U.S. dollar	8.8	June 2021
Mexican peso	52.7	U.S. dollar	2.7	September 2020
Australian dollar	1.7	U.S. dollar	1.2	September 2020
U.S. dollar	13.4	Japanese yen	1,425.0	June 2021
If we were to settle our euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S. dollar based forward contracts hedging inventory transactions as of July 4, 2020, the result would have been a net gain of $2.5 million. As of July 4, 2020, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $ 17.4 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of July 4, 2020, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $42.0 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of July 4, 2020, a 100 basis point increase in interest rates would increase annual interest expense by $2.7 million.

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
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of July 4, 2020.
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
Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2020, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in such Annual Report and such Quarterly Report. The risks described in such Annual Report and Quarterly Report and herein are not the only risks facing our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares of common stock repurchased under our repurchase program during the Second Quarter or Year To Date Period.
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

10.2
Amendment No. 2 to the Term Credit Agreement, dated as of May 12, 2020, by and among Fossil Group, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 12, 2020).

10.3
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

FOSSIL GROUP, INC.

August 13, 2020	/S/ JEFFREY N. BOYER
Jeffrey N. Boyer
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)