Form 10-Q
period 2020-10-03
Fossil Group, Inc.
filed 2020-11-12
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 3, 2020

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

The number of shares of the registrant’s common stock outstanding as of November 5, 2020: 51,473,947

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 3, 2020

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	October 3, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$323,560	$200,218
Accounts receivable - net of allowances for doubtful accounts of $19,604 and $13,234, respectively	189,801	289,744
Inventories	359,516	452,278
Prepaid expenses and other current assets	134,891	117,218
Total current assets	1,007,768	1,059,458
Property, plant and equipment - net of accumulated depreciation of $479,589 and $464,913, respectively	118,527	151,500
Operating lease right-of-use assets	244,483	288,166
Intangible and other assets-net	151,541	105,608
Total long-term assets	514,551	545,274
Total assets	$1,522,319	$1,604,732
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$213,120	$172,191
Short-term and current portion of long-term debt	21,425	26,228
Accrued expenses:
Current operating lease liabilities	63,606	68,838
Compensation	59,582	51,573
Royalties	46,720	28,427
Customer liabilities	40,975	80,803
Transaction taxes	18,466	25,683
Other	63,531	76,209
Income taxes payable	22,476	29,228
Total current liabilities	549,901	559,180
Long-term income taxes payable	23,047	31,284
Deferred income tax liabilities	2,152	2,097
Long-term debt	217,862	178,796
Long-term operating lease liabilities	260,692	288,689
Other long-term liabilities	45,114	40,845
Total long-term liabilities	548,867	541,711
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 51,299 and 50,516 shares issued and outstanding at October 3, 2020 and December 28, 2019, respectively	513	505
Additional paid-in capital	291,802	283,371
Retained earnings	207,656	299,793
Accumulated other comprehensive income (loss)	(77,163)	(80,615)
Total Fossil Group, Inc. stockholders’ equity	422,808	503,054
Noncontrolling interests	743	787
Total stockholders’ equity	423,551	503,841
Total liabilities and stockholders’ equity	$1,522,319	$1,604,732

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended October 3, 2020	For the 13 Weeks Ended September 28, 2019	For the 40 Weeks Ended October 3, 2020	For the 39 Weeks Ended September 28, 2019
Net sales	$435,492	$539,488	$1,085,218	$1,506,149
Cost of sales	205,726	260,946	574,496	714,573
Gross profit	229,766	278,542	510,722	791,576
Operating expenses:
Selling, general and administrative expenses	206,542	264,103	636,273	777,896
Trade name impairments	—	16,613	2,464	16,613
Restructuring charges	5,713	6,979	25,620	24,483
Total operating expenses	212,255	287,695	664,357	818,992
Operating income (loss)	17,511	(9,153)	(153,635)	(27,416)
Interest expense	8,047	7,422	23,385	22,897
Other income (expense) - net	—	(1,424)	(6,411)	24,995
Income (loss) before income taxes	9,464	(17,999)	(183,431)	(25,318)
Provision for income taxes	(6,759)	6,939	(91,250)	17,991
Net income (loss)	16,223	(24,938)	(92,181)	(43,309)
Less: Net income (loss) attributable to noncontrolling interests	236	997	(44)	2,179
Net income (loss) attributable to Fossil Group, Inc.	$15,987	$(25,935)	$(92,137)	$(45,488)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$11,240	$(10,790)	$6,544	$(13,584)
Cash flow hedges - net change	(3,636)	2,424	(3,092)	(430)
Total other comprehensive income (loss)	7,604	(8,366)	3,452	(14,014)
Total comprehensive income (loss)	23,827	(33,304)	(88,729)	(57,323)
Less: Comprehensive income (loss) attributable to noncontrolling interests	236	997	(44)	2,179
Comprehensive income (loss) attributable to Fossil Group, Inc.	$23,591	$(34,301)	$(88,685)	$(59,502)
Earnings (loss) per share:
Basic	$0.31	$(0.51)	$(1.81)	$(0.91)
Diluted	$0.31	$(0.51)	$(1.81)	$(0.91)
Weighted average common shares outstanding:
Basic	51,299	50,469	51,007	50,137
Diluted	51,754	50,469	51,007	50,137

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended October 3, 2020
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, July 4, 2020	51,293	$513	$288,641	$—	$191,669	$(84,767)	$396,056	$507	$396,563
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	9	—	—		—	—	—	—	—
Acquisition of common stock for employee tax withholding				(13)	—	—	(13)	—	(13)
Retirement of common stock	(3)	—	(13)	13	—	—	—	—	—
Stock-based compensation			3,174		—	—	3,174	—	3,174
Net income (loss)	—	—	—	—	15,987	—	15,987	236	16,223
Other comprehensive income (loss)	—	—	—	—	—	7,604	7,604	—	7,604
Balance, October 3, 2020	51,299	$513	$291,802	$—	$207,656	$(77,163)	$422,808	$743	$423,551

For the 13 Weeks Ended September 28, 2019
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, June 29, 2019	50,453	$505	$276,388	$—	$332,605	$(70,339)	$539,159	$479	$539,638
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	29	—	—	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(97)	—	—	(97)	—	(97)
Retirement of common stock	(8)	—	(97)	97	—	—	—	—	—
Stock-based compensation	—	—	4,267	—	—	—	4,267	—	4,267
Net income (loss)	—	—	—	—	(25,935)	—	(25,935)	997	(24,938)
Other comprehensive income (loss)	—	—	—	—	—	(8,366)	(8,366)	—	(8,366)
Purchase of noncontrolling interest shares	—	—	231	—	—	—	231	(793)	(562)
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(70)	(70)
Balance, September 28, 2019	50,474	$505	$280,789	$—	$306,670	$(78,705)	$509,259	$613	$509,872

For the 40 Weeks Ended October 3, 2020
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 28, 2019	50,516	$505	$283,371	$—	$299,793	$(80,615)	$503,054	$787	$503,841
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	949	9	(9)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(712)	—	—	(712)	—	(712)
Retirement of common stock	(166)	(1)	(711)	712	—	—	—	—	—
Stock-based compensation	—	—	9,151	—	—	—	9,151	—	9,151
Net income (loss)	—	—	—	—	(92,137)	—	(92,137)	(44)	(92,181)
Other comprehensive income (loss)	—	—	—	—	—	3,452	3,452		3,452
Balance, October 3, 2020	51,299	$513	$291,802	$—	$207,656	$(77,163)	$422,808	$743	$423,551

For the 39 Weeks Ended September 28, 2019
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 29, 2018	49,518	$495	$268,113	$—	$381,626	$(64,691)	$585,543	$3,088	$588,631
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	1,240	13	157	—	—	—	170	—	170
Acquisition of common stock for employee tax withholding	—	—	—	(3,976)	—	—	(3,976)	—	(3,976)
Retirement of common stock	(284)	(3)	(3,973)	3,976	—	—	—	—	—
Stock-based compensation	—	—	16,261	—	—	—	16,261	—	16,261
Net income (loss)	—	—	—	—	(45,488)	—	(45,488)	2,179	(43,309)
Other comprehensive income (loss)	—	—	—	—	—	(14,014)	(14,014)	—	(14,014)
Purchase of noncontrolling interest shares	—	—	231	—	—	—	231	(793)	(562)
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(3,861)	(3,861)
Adoption of Accounting Standards Update ("ASU") 2016-02	—	—	—	—	(29,468)	—	(29,468)	—	(29,468)
Balance, September 28, 2019	50,474	$505	$280,789	$—	$306,670	$(78,705)	$509,259	$613	$509,872

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 40 Weeks Ended October 3, 2020	For the 39 Weeks Ended September 28, 2019
Operating Activities:
Net Income (loss)	$(92,181)	$(43,309)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	33,123	41,854
Non-cash lease expense	83,565	90,572
Stock-based compensation	9,152	13,894
Decrease in allowance for returns and markdowns	(40,426)	(8,801)
Gain on disposal of assets	(1,456)	(2,857)
Property, plant and equipment and other long-lived asset impairment losses	24,890	3,957
Trade name impairment losses	2,464	16,613
Non-cash restructuring charges	1,921	4,621
Bad debt expense	6,956	1,476
Loss on extinguishment of debt	—	3,044
Other non-cash items	3,982	574
Gain on asset divestitures	—	(23,134)
Changes in operating assets and liabilities:
Accounts receivable	101,934	79,642
Inventories	94,389	(201,993)
Prepaid expenses and other current assets	(17,120)	(833)
Accounts payable	40,767	20,576
Accrued expenses	7,540	(48,754)
Income taxes	(66,919)	5,529
Operating lease liabilities	(96,722)	(90,904)
Net cash provided by (used in) operating activities	95,859	(138,233)
Investing Activities:
Additions to property, plant and equipment	(7,097)	(14,054)
Increase in intangible and other assets	(2,149)	(2,542)
Proceeds from the sale of property, plant and equipment	76	1,255
Proceeds from asset divestitures	—	41,570
Net cash (used in) provided by investing activities	(9,170)	26,229
Financing Activities:
Acquisition of common stock for employee tax withholdings	(712)	(3,976)
Distribution of noncontrolling interest earnings	—	(4,423)
Debt borrowings	315,224	386,880
Debt payments	(278,845)	(512,144)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	—	(1,045)
Debt issuance costs and other	(10,000)	(7,444)
Net cash provided by (used in) financing activities	25,667	(142,152)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	10,981	(1,674)
Net increase (decrease) in cash, cash equivalents, and restricted cash	123,337	(255,830)
Cash, cash equivalents, and restricted cash:
Beginning of period	207,749	410,883
End of period	$331,086	$155,053

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The current fiscal year ending January 2, 2021 is a 53-week year, with the additional week being included in the first quarter. Accordingly, the information presented herein includes the thirteen-week periods ended October 3, 2020 (“Third Quarter”) and September 28, 2019 (“Prior Year Quarter”) and the 40 weeks of operations for the year to date period ended October 3, 2020 (“Year To Date Period”) as compared to 39 weeks included in the prior year to date period ended September 28, 2019 (“Prior Year YTD Period”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of October 3, 2020, and the results of operations for the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period. All adjustments are of a normal, recurring nature.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended October 3, 2020	For the 13 Weeks Ended September 28, 2019	For the 40 Weeks Ended October 3, 2020	For the 39 Weeks Ended September 28, 2019
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$15,987	$(25,935)	$(92,137)	$(45,488)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	51,299	50,469	51,007	50,137
Basic EPS	$0.31	$(0.51)	$(1.81)	$(0.91)
Diluted EPS computation:
Basic weighted average common shares outstanding	51,299	50,469	51,007	50,137
Effect of stock options, stock appreciation rights, restricted stock units and performance restricted stock units	455	—	—	—
Diluted weighted average common shares outstanding	51,754	50,469	51,007	50,137
Diluted EPS	$0.31	$(0.51)	$(1.81)	$(0.91)

At the end of the Third Quarter and Year To Date Period, approximately 1.1 million and 2.5 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.1 million and 0.3 million weighted average performance-based shares at the end of the Third Quarter and Year To Date Period, respectively. Additionally, 0.1 million weighted average performance-based shares were not included in the diluted EPS calculation at the end of the Third Quarter because the performance targets were not met.
At the end of the Prior Year Quarter and Prior Year YTD Period, 3.0 million and 3.6 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.4 million and 0.7 million weighted average performance-based shares at the end of the Prior Year Quarter and Prior Year YTD Period, respectively.
Cash, Cash Equivalents and Restricted Cash. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of October 3, 2020 and September 28, 2019 that are presented in the condensed consolidated statement of cash flows (in thousands):

	October 3, 2020	September 28, 2019
Cash and cash equivalents	$323,560	$147,482
Restricted cash included in prepaid expenses and other current assets	118	30
Restricted cash included in intangible and other assets-net	7,408	7,541
Cash, cash equivalents and restricted cash	$331,086	$155,053

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

2. REVENUE
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended October 3, 2020
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$142,881	$105,159	$108,503	$21	$356,564
Leathers	22,290	8,094	7,332	—	37,716
Jewelry	8,013	18,560	2,310	—	28,883
Other	1,902	3,479	1,603	5,345	12,329
Consolidated	$175,086	$135,292	$119,748	$5,366	$435,492

Timing of revenue recognition
Revenue recognized at a point in time	$174,539	$134,976	$119,585	$3,263	$432,363
Revenue recognized over time	547	316	163	2,103	3,129
Consolidated	$175,086	$135,292	$119,748	$5,366	$435,492

	For the 13 Weeks Ended September 28, 2019
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$179,369	$137,222	$128,897	$2	$445,490
Leathers	33,274	10,848	10,367	—	54,489
Jewelry	4,852	21,530	1,802	—	28,184
Other	2,539	4,268	2,183	2,335	11,325
Consolidated	$220,034	$173,868	$143,249	$2,337	$539,488

Timing of revenue recognition
Revenue recognized at a point in time	$219,379	$173,508	$143,069	$79	$536,035
Revenue recognized over time	655	360	180	2,258	3,453
Consolidated	$220,034	$173,868	$143,249	$2,337	$539,488

	For the 40 Weeks Ended October 3, 2020
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$346,629	$265,245	$264,078	$37	$875,989
Leathers	67,661	22,551	21,365	—	111,577
Jewelry	14,706	47,462	5,137	—	67,305
Other	4,755	7,829	4,603	13,160	30,347
Consolidated	$433,751	$343,087	$295,183	$13,197	$1,085,218

Timing of revenue recognition
Revenue recognized at a point in time	$431,980	$342,113	$294,658	$7,118	$1,075,869
Revenue recognized over time	1,771	974	525	6,079	9,349
Consolidated	$433,751	$343,087	$295,183	$13,197	$1,085,218

	For the 39 Weeks Ended September 28, 2019
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$512,816	$367,946	$344,127	$64	$1,224,953
Leathers	97,663	31,435	31,925	—	161,023
Jewelry	15,669	60,705	3,757	—	80,131
Other	7,362	14,141	6,615	11,924	40,042
Consolidated	$633,510	$474,227	$386,424	$11,988	$1,506,149

Timing of revenue recognition
Revenue recognized at a point in time	$631,445	$473,152	$385,859	$3,678	$1,494,134
Revenue recognized over time	2,065	1,075	565	8,310	12,015
Consolidated	$633,510	$474,227	$386,424	$11,988	$1,506,149
Contract Balances. As of October 3, 2020, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $10.7 million and $13.4 million as of October 3, 2020 and December 28, 2019, respectively, related to remaining performance obligations on licensing income, (ii) $4.2 million and $5.3 million as of October 3, 2020 and December 28, 2019, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $4.1 million and $3.3 million as of October 3, 2020 and December 28, 2019, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	October 3, 2020	December 28, 2019
Components and parts	$35,071	$35,626
Work-in-process	3,846	11,034
Finished goods	320,599	405,618
Inventories	$359,516	$452,278

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 40 Weeks Ended October 3, 2020	For the 39 Weeks Ended September 28, 2019
Beginning balance	$23,095	$22,807
Settlements in cash or kind	(10,386)	(12,957)
Warranties issued and adjustments to preexisting warranties (1)	9,361	11,336
Ending balance	$22,070	$21,186
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended October 3, 2020	For the 13 Weeks Ended September 28, 2019	For the 40 Weeks Ended October 3, 2020	For the 39 Weeks Ended September 28, 2019
Income tax (benefit) expense	$(6,759)	$6,939	$(91,250)	$17,991
Effective tax rate	(71.4)%	(38.6)%	49.7%	(71.1)%
For the Third Quarter, the Company computed its effective tax rate using actual year-to-date information rather than a full year forecast to compute the annual effective tax rate, which is consistent with the method used in the second quarter of fiscal year 2020. Estimating a reliable or meaningful annual effective tax rate for fiscal year 2020 was not possible due to the range of potential impacts and resulting uncertainties related to the global COVID-19 pandemic. Accordingly, the Company concluded that computing its effective tax rate using actual year-to-date results is the best estimate of tax expense (benefit) for the Third Quarter and Year To Date Period.
The effective tax rate in the Third Quarter was favorable as compared to the Prior Year Quarter primarily due to changes enacted in the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. The CARES Act included many beneficial income tax provisions including utilization of net operating losses ("NOLs"), temporary changes to the limitation on interest deductions, and technical corrections to tax depreciation for qualified improvement property. The Tax Cuts and Jobs Act had eliminated the option for most taxpayers to carryback a NOL after 2017. A NOL could only be carried forward and was limited to 80% of taxable income. The CARES Act now allows U.S. taxpayers to carryback a NOL arising in tax years 2018, 2019 and 2020 to prior years when the statutory tax rate was 35%. The

Third Quarter tax benefit was due to the U.S. NOL carryback provision and the release of tax reserves, which was partially offset by foreign income taxes. The effective tax rate can vary from quarter-to-quarter due to changes in the Company's global mix of earnings, impacts of COVID-19, the resolution of income tax audits and changes in tax law.
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
As of October 3, 2020, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $34.9 million, of which $28.9 million would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2011-2019 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of October 3, 2020, the Company had recorded $15.4 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At October 3, 2020, the total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheets was $6.6 million and $0.8 million, respectively. For the Third Quarter, the Company accrued income tax related interest expense of $0.3 million.

6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 51,299,222 and 50,516,477 shares issued and outstanding at October 3, 2020 and December 28, 2019, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at October 3, 2020 or December 28, 2019. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
Common Stock Repurchase Programs. At October 3, 2020 and December 28, 2019, all treasury stock had been effectively retired. As of October 3, 2020, the Company had $30.0 million of repurchase authorizations remaining under its repurchase program. The Company did not repurchase any common stock under its authorized stock repurchase plans during the Third Quarter, Prior Year Quarter, Year To Date Period or Prior Year YTD Period.

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the Third Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at July 4, 2020	428	$77.92	2.2	$—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(14)	115.63
Outstanding at October 3, 2020	414	76.59	2.0	—
Exercisable at October 3, 2020	414	$76.59	2.0	$—

The aggregate intrinsic value shown in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at October 3, 2020.
Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at October 3, 2020:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$55.04- $82.55	55	$81.23	0.4	55	$81.23
$127.84 - $131.46	72	128.08	1.3	72	128.08
Total	127	$107.68	0.9	127	$107.68

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$29.49 - $47.99	167	$41.77	3.2	167	$41.77
$55.04 - $82.55	59	77.98	2.1	59	77.98
$83.83 - $113.04	61	105.77	0.9	61	105.77
Total	287	$62.87	2.5	287	$62.87

Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the Third Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at July 4, 2020	1,977	$9.70
Granted	45	4.33
Vested	(9)	13.68
Forfeited	(54)	8.61
Nonvested at October 3, 2020	1,959	$9.59

The total fair value of restricted stock units vested during the Third Quarter was approximately $41,500. Vesting of performance restricted stock units is based on achievement of operating margin growth and achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables disclose changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended October 3, 2020
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(85,170)	$3,527	$(3,124)	$(84,767)
Other comprehensive income (loss) before reclassifications	11,240	(4,306)	—	6,934
Tax (expense) benefit	—	656	—	656
Amounts reclassed from accumulated other comprehensive income (loss)	—	26	—	26
Tax (expense) benefit	—	(40)	—	(40)
Total other comprehensive income (loss)	11,240	(3,636)	—	7,604
Ending balance	$(73,930)	$(109)	$(3,124)	$(77,163)

	For the 13 Weeks Ended September 28, 2019
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(77,662)	$5,728	$1,595	$(70,339)
Other comprehensive income (loss) before reclassifications	(10,790)	7,058	—	(3,732)
Tax (expense) benefit	—	(996)	—	(996)
Amounts reclassed from accumulated other comprehensive income (loss)	—	3,948	—	3,948
Tax (expense) benefit	—	(310)	—	(310)
Total other comprehensive income (loss)	(10,790)	2,424	—	(8,366)
Ending balance	$(88,452)	$8,152	$1,595	$(78,705)

	For the 40 Weeks Ended October 3, 2020
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(80,474)	$2,983	$(3,124)	$(80,615)
Other comprehensive income (loss) before reclassifications	6,544	2,872	—	9,416
Tax (expense) benefit	—	(578)	—	(578)
Amounts reclassed from accumulated other comprehensive income	—	6,307	—	6,307
Tax (expense) benefit	—	(921)	—	(921)
Total other comprehensive income (loss)	6,544	(3,092)	—	3,452
Ending balance	$(73,930)	$(109)	$(3,124)	$(77,163)

	For the 39 Weeks Ended September 28, 2019
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(74,868)	$8,582	$1,595	$(64,691)
Other comprehensive income (loss) before reclassifications	(13,584)	9,260	—	(4,324)
Tax (expense) benefit	—	(1,034)	—	(1,034)
Amounts reclassed from accumulated other comprehensive income (loss)	—	9,372	—	9,372
Tax (expense) benefit	—	(716)	—	(716)
Total other comprehensive income (loss)	(13,584)	(430)	—	(14,014)
Ending balance	$(88,452)	$8,152	$1,595	$(78,705)

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

Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended October 3, 2020		For the 13 Weeks Ended September 28, 2019
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$175,086	$45,034	$220,034	$18,928
Europe	135,292	10,702	173,868	26,396
Asia	119,748	25,285	143,249	32,721
Corporate	5,366	(63,510)	2,337	(87,198)
Consolidated	$435,492	$17,511	$539,488	$(9,153)

	For the 40 Weeks Ended October 3, 2020		For the 39 Weeks Ended September 28, 2019
	Net Sales	Operating Income (Loss)(1)	Net Sales	Operating Income (Loss)
Americas	$433,751	$12,681	$633,510	$59,385
Europe	343,087	(2,451)	474,227	53,139
Asia	295,183	43,149	386,424	80,722
Corporate	13,197	(207,014)	11,988	(220,662)
Consolidated	$1,085,218	$(153,635)	$1,506,149	$(27,416)

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended October 3, 2020		For the 13 Weeks Ended September 28, 2019
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$356,564	81.9%	$445,490	82.6%
Leathers	37,716	8.7	54,489	10.1
Jewelry	28,883	6.6	28,184	5.2
Other	12,329	2.8	11,325	2.1
Total	$435,492	100.0%	$539,488	100.0%

	For the 40 Weeks Ended October 3, 2020		For the 39 Weeks Ended September 28, 2019
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$875,989	80.7%	$1,224,953	81.3%
Leathers	111,577	10.3	161,023	10.7
Jewelry	67,305	6.2	80,131	5.3
Other	30,347	2.8	40,042	2.7
Total	$1,085,218	100.0%	$1,506,149	100.0%

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

As of October 3, 2020, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	48.3	U.S. dollar	55.2
Canadian dollar	16.4	U.S. dollar	12.5
British pound	5.8	U.S. dollar	7.5
Japanese yen	509.5	U.S. dollar	4.8
U.S. dollar	7.8	Japanese yen	825.0
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of October 3, 2020, the Company had non-designated forward contracts of $0.9 million on 15.1 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes are set forth below (in thousands):

	For the 13 Weeks Ended October 3, 2020	For the 13 Weeks Ended September 28, 2019
Cash flow hedges:
Forward contracts	$(3,650)	$6,062
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$(3,650)	$6,062

	For the 40 Weeks Ended October 3, 2020	For the 39 Weeks Ended September 28, 2019
Cash flow hedges:
Forward contracts	$2,293	$8,226
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$2,293	$8,226

The following tables disclose the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended October 3, 2020	For the 13 Weeks Ended September 28, 2019
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(27)	$2,518
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$13	$1,120
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(63)	$27

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 40 Weeks Ended October 3, 2020	For the 39 Weeks Ended September 28, 2019
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$5,285	$7,309
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$101	$1,347
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$30	$(6)

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	October 3, 2020		December 28, 2019		October 3, 2020		December 28, 2019
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$329	Prepaid expenses and other current assets	$3,327	Accrued expenses-other	$1,571	Accrued expenses-other	$1,657
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Accrued expenses-other	6	Accrued expenses-other	63
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	—	Intangible and other assets-net	21	Other long-term liabilities	—	Other long-term liabilities	104
Total		$329		$3,348		$1,577		$1,824

The following tables summarize the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended October 3, 2020		For the 13 Weeks Ended September 28, 2019
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$205,726	$—	$260,946	$(1,424)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$(27)	$13	$2,518	$1,120
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$(63)	$—	$27

	Effect of Derivative Instruments
	For the 40 Weeks Ended October 3, 2020		For the 39 Weeks Ended September 28, 2019
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$574,496	$(6,411)	$714,573	$24,995
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$5,285	$101	$7,309	$1,347
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$30	$—	$(6)

At the end of the Third Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through June 2021. As of October 3, 2020, an estimated net loss of $1.1 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 3, 2020 (in thousands):

	Fair Value at October 3, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$329	$—	$329
Deferred compensation plan assets:
Investment in publicly traded mutual funds	5,540	—	—	5,540
Total	$5,540	$329	$—	$5,869
Liabilities:
Contingent consideration	$—	$—	$1,517	$1,517
Forward contracts	—	1,577	—	1,577
Total	$—	$1,577	$1,517	$3,094
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
As of October 3, 2020, debt, excluding unamortized debt issuance costs and capital leases, was recorded at cost and had a carrying value of $257.0 million and had a fair value of approximately $245.0 million. The fair value of debt was based on observable market inputs.
The fair value of trade names are measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discount rates and implied royalty rates. During the first quarter of fiscal year 2020, the MICHELE® trade name with a carrying amount of $10.9 million was written down to its implied fair value of $8.4 million, resulting in a pre-tax impairment charge of $2.5 million in the Year To Date Period. The trade name impairment charge was recorded in the Corporate cost area. No trade name impairment was recorded during the Third Quarter.
During the Year To Date Period, operating lease right-of-use ("ROU") assets with a carrying amount of $38.5 million and property, plant and equipment-net with a carrying amount of $5.8 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $14.5 million and $1.6 million, respectively, resulting in impairment charges of $28.2 million.
The fair values of operating lease ROU assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $28.2 million impairment expense, $16.9 million, $6.5 million, and $1.0 million was recorded in SG&A in the Americas, Europe and Asia segments, respectively, and $2.0 million, $1.1 million, and $0.7 million was recorded in restructuring charges in the Americas, Europe and Asia segments, respectively.
The fair value of the contingent consideration liability related to Fossil South Africa was determined using Level 3 inputs. The contingent consideration is based on Fossil South Africa's projected earnings and dividends. The present value of the contingent consideration liability was valued at $1.5 million as of October 3, 2020. The Company recorded $0.1 million of the variable consideration in accrued expenses-other and $1.4 million in other long-term liabilities in the condensed consolidated balance sheets at October 3, 2020.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		October 3, 2020		December 28, 2019
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,731	$3,147	$3,612	$2,993
Customer lists	5 - 10 yrs.	52,306	48,099	52,517	44,013
Patents	3 - 20 yrs.	2,363	1,964	2,308	1,937
Developed technology	7 yrs.	2,193	959	2,193	548
Trade name	6 yrs.	4,502	750	4,502	188
Other	7 - 20 yrs.	499	293	383	272
Total intangibles-subject to amortization		65,594	55,212	65,515	49,951
Intangibles-not subject to amortization:
Trade names		8,877		11,315
Other assets:
Deposits		20,034		18,558
Deferred compensation plan assets		5,540		5,243
Deferred tax asset-net		38,822		38,275
Restricted cash		7,408		7,501
Tax receivable		57,666		6,507
Investments		327		500
Other		2,485		2,145
Total other assets		132,282		78,729
Total intangible and other assets		$206,753	$55,212	$155,559	$49,951
Total intangible and other assets-net			$151,541		$105,608

Amortization expense for intangible assets was approximately $1.8 million and $1.7 million for the Third Quarter and the Prior Year Quarter, respectively, and $5.4 million and $5.1 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2020 (remaining)	$1,772
2021	$3,315
2022	$2,465
2023	$904
2024	$884
Thereafter	$1,042

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
As a result of the COVID-19 pandemic, the Company received lease concessions from landlords in the form of rent deferrals and rent forgiveness. The Company chose the policy election provided by the FASB in April 2020 to record rent concessions as if no modifications to leases contracts were made, and thus no changes to the ROU assets and ROU liabilities were recorded in respect to these concessions. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. As of October 3, 2020, the Company had outstanding deferred rent payments of $8.8 million, and the Company received rent forgiveness of $4.0 million and $7.6 million in the Third Quarter and Year To Date Period, respectively.

The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended October 3, 2020	For the 13 Weeks Ended September 28, 2019	For the 40 Weeks Ended October 3, 2020	For the 39 Weeks Ended September 28, 2019
Operating lease cost(1)(2)	SG&A	$26,579	$28,997	$81,088	$89,240
Finance lease cost:
Amortization of ROU assets	SG&A	$134	$114	$370	$354
Interest on lease liabilities	Interest expense	$2	$9	$19	$29
Short-term lease cost	SG&A	$78	$206	$418	$1,019
Variable lease cost	SG&A	$4,140	$9,492	$15,318	$26,834
_______________________________________________
(1)Includes sublease income, which was immaterial.
(2)Excludes the impact of deferred or abated rent amounts

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	October 3, 2020	December 28, 2019
Assets
Operating	Operating lease ROU assets	$244,483	$288,166
Finance	Property, plant and equipment - net of accumulated depreciation of $4,616 and $4,015, respectively	$5,928	$5,918

Liabilities
Current:
Operating	Current operating lease liabilities	$63,606	$68,838
Finance	Short-term and current portion of long-term debt	$966	$1,011
Noncurrent:
Operating	Long-term operating lease liabilities	$260,692	$288,689
Finance	Long-term debt	$808	$1,468

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	October 3, 2020	December 28, 2019
Weighted-average remaining lease term:
Operating leases	6.3 years	6.1 years
Finance leases	1.5 years	2.3 years
Weighted-average discount rate:
Operating leases	14.0%	13.9%
Finance leases	1.2%	1.2%

Future minimum lease payments by year as of October 3, 2020 were as follows (in thousands):

Fiscal Year	Operating Leases (1)	Finance Leases
2020 (remaining)	$29,494	$242
2021	101,168	1,028
2022	87,133	513
2023	69,416	—
2024	49,592	—
2025	36,381	—
Thereafter	132,603	—
Total lease payments	$505,787	$1,783
Less: Interest	181,489	9
Total lease obligations	$324,298	$1,774
________________________________________________________________________
(1) Future minimum lease payments exclude the impact of deferred or abated rent amounts

Future minimum lease payments by year as of December 28, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2020	$116,778	$1,042
2021	94,795	978
2022	81,536	488
2023	64,582	—
2024	45,846	—
Thereafter	153,255	—
Total lease payments	$556,792	$2,508
Less: Interest	199,265	30
Finance lease obligations	$357,527	$2,478

Supplemental cash flow information related to leases was as follows (in thousands):

	For the 40 Weeks Ended October 3, 2020	For the 39 Weeks Ended September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$96,722	$83,695
Operating cash flows from finance leases	19	29
Financing cash flows from finance leases	840	693
Leased assets obtained in exchange for new operating lease liabilities	30,151	25,854
________________________________________________________________________________
(1) Cash flows for the 40 weeks ended October 3, 2020 exclude the impact of deferred or abated rent amounts

As of October 3, 2020, the Company did not have any material operating or finance leases that have been signed but not commenced.

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
As of October 3, 2020, the Company had $162.0 million and $103.0 million outstanding under the Term Credit Agreement and Revolving Facility, respectively. The Company had net payments of $8.0 million and $38.0 million under the Term Credit Agreement during the Third Quarter and Year To Date Period, respectively. The Company had net payments of $20.8 million and net borrowings of $75.0 million under the Revolving Facility during the Third Quarter and Year To Date Period, respectively. Amounts available under the Revolving Facility were reduced by any amounts outstanding under standby letters of credit. As of October 3, 2020, the Company had available borrowing capacity of $32.3 million under the Revolving Facility. The Company incurred approximately $4.3 million and $13.5 million of interest expense related to the Term Credit

Agreement during the Third Quarter and Year To Date Period, respectively. The Company incurred approximately $0.4 million and $1.4 million of interest expense related to the Revolving Facility during the Third Quarter and Year To Date Period, respectively. The Company incurred approximately $3.0 million and $7.7 million of interest expense related to the amortization of debt issuance costs and the original issue discount during the Third Quarter and Year To Date Period, respectively. At October 3, 2020, the Company was in compliance with all debt covenants related to its credit facilities.

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
The NWF 2.0 restructuring program was expanded to address additional challenges posed by COVID-19, including a number of cost saving measures such as store closures. Effective March 30, 2020, the Company implemented base salary reductions for a substantial number of its global employees, including each of its executive officers. Additionally, the cash fees for all non-employee directors serving on the Company’s Board of Directors were deferred for the first quarter of 2020 until the end of 2020 and the cash fees were reduced by 20% for the second quarter of fiscal year 2020. The Company has entered into agreements, or is in discussion with, most of its retail and corporate office landlords to modify its rent payments, receive other concessions or otherwise reduce its operating costs for these locations. The Company has also extended the payment terms with a number of its vendors and suppliers globally and has entered into agreements with licensors of certain third party trademarks to reduce the Company’s royalty obligations in 2020. The Company estimates total NWF 2.0 charges of $50 million to $70 million, with approximately $33 million of those charges in fiscal year 2020.

    The following table shows a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	For the 13 Weeks Ended October 3, 2020
	Liabilities				Liabilities
	July 4, 2020	Charges	Cash Payments	Non-cash Items	October 3, 2020
Store closures	$583	$731	$802	$512	$—
Professional services	323	515	456	—	382
Severance and employee-related benefits	6,348	4,467	6,427	—	4,388
Total	$7,254	$5,713	$7,685	$512	$4,770

	For the 13 Weeks Ended September 28, 2019
	Liabilities			Liabilities
	June 29, 2019	Charges	Cash Payments	September 28, 2019
Professional services	$730	$2,411	$962	$2,179
Severance and employee-related benefits	3,772	4,568	3,086	5,254
Total	$4,502	$6,979	$4,048	$7,433

	For the 40 Weeks Ended October 3, 2020
	Liabilities				Liabilities
	December 28, 2019	Charges	Cash Payments	Non-cash Items	October 3, 2020
Store closures	$22	$3,424	$1,525	$1,921	$—
Professional services	2,824	5,177	7,619	—	382
Severance and employee-related benefits	4,238	17,019	16,869	—	4,388
Total	$7,084	$25,620	$26,013	$1,921	$4,770

	For the 39 Weeks Ended September 28, 2019
	Liabilities			Liabilities
	December 29, 2018	Charges	Cash Payments	September 28, 2019
Professional services	$—	$5,049	$2,870	$2,179
Severance and employee-related benefits	—	8,629	3,375	5,254
Total	$—	$13,678	$6,245	$7,433

    NWF 2.0 restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended October 3, 2020	For the 13 Weeks Ended September 28, 2019	For the 40 Weeks Ended October 3, 2020	For the 39 Weeks Ended September 28, 2019
Americas	$415	$549	$4,372	$549
Europe	2,869	3,286	6,551	8,680
Asia	2,331	136	6,776	136
Corporate	98	3,008	7,921	4,313
Consolidated	$5,713	$6,979	$25,620	$13,678

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen and 40 week periods ended October 3, 2020 (the “Third Quarter” and "Year To Date Period," respectively) as compared to the thirteen and 39 week periods ended September 28, 2019 (the “Prior Year Quarter” and "Prior Year YTD Period," respectively). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website and third-party websites. Our wholesale customer base includes, among others, Amazon, Best Buy, Dillard’s, Kohl’s, Macy’s, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 53 retail stores located in premier retail sites and 99 outlet stores located in major outlet malls as of October 3, 2020. In addition, we offer an extensive collection of our FOSSIL branded products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.
Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 80 independent distributors. Internationally, our network of Company-owned stores included 158 retail stores and 121 outlet stores as of October 3, 2020. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL branded products on our websites in certain countries.
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
Known or Anticipated Trends: Based on our recent operating results and current perspectives on our operating environment, we anticipate the following trends will continue to impact our operating results:
In March 2020, a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization. Our business operations and financial performance for the Third Quarter and Year To Date Period were materially impacted by COVID-19. The COVID-19 pandemic has negatively affected the global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures of non-essential businesses and orders to “shelter-in-place.” We are focused on protecting the health and safety of our employees, customers and suppliers to minimize potential disruptions and supporting the community to address challenges posed by the global COVID-19 pandemic. At the end of the first quarter of fiscal year 2020, the impact of COVID-19 resulted in the closure of the majority of our stores and many of our wholesale partners' stores. During the second quarter of fiscal year 2020, many regional and local governments lifted or modified restrictions and orders. During the Third Quarter, while the majority of our stores and wholesale partners’ stores remained open, we continued to experience significant declines in traffic that negatively impacted sales. The ability for these stores to remain open is dependent on a number of factors, including, but not limited to, re-implementation of government restrictions or other safety protocols. We expect revenue declines to continue in our retail and wholesale channels as consumers react to, or otherwise practice, “social distancing” and other safety measures. Since the COVID-19 pandemic began, declines in retail traffic have been partially offset by growth in our e-commerce channels. We expect these trends to continue, as consumers continue to focus on online shopping options.
We have implemented cost savings actions, reduced spending, and plan to take further actions to address the decrease in revenue and cash flow and other impacts on our business as a result of COVID-19 in order to maintain liquidity and to remain in compliance with financial covenants. For the Year To Date Period, selling, general and administrative expenses (“SG&A”) decreased $141.6 million compared to the Prior Year YTD Period. Examples of some of the actions we have taken include the following:
Board of Director and Executive Compensation: We implemented base salary reductions for each of our executive officers for an indefinite time period. Further, the cash fees for all non-employee directors serving on our Board of Directors were deferred for the first quarter of fiscal year 2020 until the end of the year, and the cash fees were reduced by 20% for the second quarter of fiscal year 2020.
Employee Actions: During the second quarter of fiscal year 2020, we implemented weekly work hour reductions (e.g., from 40 hours to 32 or 24 hours) and work-reduction furloughs for certain other employees. We also have implemented base salary reductions for a substantial number of our employees globally and reduced corporate staff levels. In the Third Quarter, we reinstated normal work week schedules. We closed all of our corporate offices at various times in 2020. We believe our employees have generally been successful in transitioning to a virtual working environment. Currently, most of our offices have reopened in some capacity, and we are following government regulations and have health and safety guidelines in place.
Office and Retail Location Expenses: We have entered into agreements, or are in discussions with, many of our retail and corporate office landlords to modify rent payments, receive other concessions or otherwise reduce our operating costs for these locations. Refer to "Note 14-Leases" for more information.
Marketing and Other Expenses: We have reduced marketing and other operating expenses, like time and expense and services.
Capital Expenditures: Capital expenditures for 2020 are expected to be approximately $9 million, compared to original expectations of approximately $25 million. This reduction reflects the deferral or cancellation of certain planned investments.
Other Liquidity Improvements: We have also extended the payment terms with a number of our vendors and suppliers globally and reduced our inventory purchases to improve working capital.
Our Term Credit Agreement (as defined in "Note 15-Debt Activity") contains certain affirmative and negative covenants. In June 2020, we entered into Amendment No. 3 to our Term Credit Agreement to amend, among other things, certain of these financial covenants as a result of the impact of COVID-19 on our business. Refer to “Note 15-Debt Activity" for additional details on the Term Credit Agreement. We are currently in compliance with our covenants and management believes its business plans will result in adequate cash flows to support our ongoing operations and meet our covenant requirements for one year following the date these financial statements are issued.

Business Strategies and Outlook: Notwithstanding the COVID-19 pandemic, we plan to execute the following strategies to enhance our brands, grow our revenue and improve profitability. These strategies remain highly relevant, and we believe they will be important to our long-term success. The first strategic initiative is delivering compelling storytelling and innovation to build upon brand equities for both owned and licensed brands across our product categories. Our second strategic initiative is commercial transformation, where we are investing in our e-commerce and digital marketing capabilities while reducing our reliance on traditional brick and mortar stores. The current operating environment created by the COVID-19 pandemic is further accelerating this shift. Our third strategic initiative is expanding our opportunity in mainland China and India. In these countries, we are continuing to execute against a strategy centered around localized marketing and segmented assortments. Although the impact of COVID-19 is likely to disrupt our growth trajectory in the short to intermediate term, we continue to view mainland China and India as compelling long-term opportunities. Our fourth strategic initiative is to capture greater efficiency in our processes and right-sizing our cost structure. After completing the New World Fossil (“NWF 1.0”) program of $100 million in cost savings in 2019, we announced a $200 million New World Fossil (“NWF 2.0”) program starting in fiscal year 2019. In 2019, the NWF 2.0 program achieved $50 million of savings. Due to the expected near term impact of COVID-19, we increased the program’s goal to $250 million, with $100 million in savings targeted for 2020.
For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and "Part II, Item 1A. Risk Factors" of our subsequent Quarterly Reports on Form 10-Q.

Results of Operations
Executive Summary. Since the onset of the COVID-19 pandemic, we have acted to protect our employees, partners and communities worldwide, adapted to rapidly changing circumstances, mitigated business disruption and strengthened our financial position. While the operating environment has remained challenged, we have focused on maximizing sales opportunities while reducing operating costs. During the Third Quarter, sales growth in the Company’s e-commerce channels partially offset sales declines in traditional wholesale and brick and mortar retail stores. Operating expense reductions and gross margin rate improvement more than offset revenue declines, resulting in operating income improvements during the Third Quarter compared to the Prior Year Quarter.
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

Quarterly Periods Ended October 3, 2020 and September 28, 2019
Consolidated Net Sales. Net sales decreased $104.0 million, or 19.3% (20.1% in constant currency), for the Third Quarter as compared to the Prior Year Quarter, primarily as a result of COVID-19 pandemic-related traffic declines, in both our owned stores and our wholesale customers. Global comparable retail sales decreased 29% primarily due to traffic declines in our owned stores, partially offset by e-commerce growth. While the majority of our stores have re-opened, we still experienced significant traffic declines, which were partially offset by improved conversions. The sales declines in our store channel were partially offset by strong growth in e-commerce, both in our owned websites and in third party marketplace sites recorded in our wholesale channel. We will continue focusing on sales in the digital channel, as customers continue to shift to digital, and we are generating greater return on our investments in digital infrastructure. We have reduced our store footprint by 23 stores since the end of the Prior Year Quarter and expect to reduce it further during the remainder of fiscal year 2020.

Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended October 3, 2020		For the 13 Weeks Ended September 28, 2019
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$356.6	81.9%	$445.5	82.6%	$(88.9)	(20.0)%	(20.7)%
Leathers	37.7	8.7	54.5	10.1	(16.8)	(30.8)	(31.4)
Jewelry	28.9	6.6	28.2	5.2	0.7	2.5	(0.7)
Other	12.3	2.8	11.3	2.1	1.0	8.8	8.0
Total	$435.5	100.0%	$539.5	100.0%	$(104.0)	(19.3)%	(20.1)%
In the Third Quarter, the translation of foreign-based net sales into U.S. dollars increased reported net sales by $4.4 million, including favorable impacts of $5.4 million and $0.2 million in our Europe and Asia segments, respectively, and an unfavorable impact of $1.3 million in our Americas segment, as compared to the Prior Year Quarter.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended October 3, 2020		For the 13 Weeks Ended September 28, 2019		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$175.1	40.2%	$220.0	40.8%	$(44.9)	(20.4)%	(19.7)%
Europe	135.3	31.1	173.9	32.2	(38.6)	(22.2)	(25.3)
Asia	119.7	27.5	143.3	26.6	(23.6)	(16.5)	(16.6)
Corporate	5.4	1.2	2.3	0.4	3.1	134.8	117.4
Total	$435.5	100.0%	$539.5	100.0%	$(104.0)	(19.3)%	(20.1)%
Americas Net Sales. Americas net sales decreased $44.9 million, or 20.4% (19.7% in constant currency), during the Third Quarter in comparison to the Prior Year Quarter. In the region, sales declined in the U.S., Canada and Mexico. Strong sales growth in e-commerce partially offset the declines in other channels. Sales declined in most brands, most notably in FOSSIL and MICHAEL KORS®. Comparable retail sales declined in the mid-twenties on a percentage basis during the Third Quarter, driven by traffic declines due to the COVID-19 pandemic, partially offset by strong positive e-commerce comparable retail sales.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Americas segment (dollars in millions):

	For the 13 Weeks Ended October 3, 2020		For the 13 Weeks Ended September 28, 2019
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$142.9	81.6%	$179.4	81.5%	$(36.5)	(20.3)%	(19.7)%
Leathers	22.3	12.7	33.3	15.1	(11.0)	(33.0)	(32.7)
Jewelry	8.0	4.6	4.9	2.2	3.1	63.3	63.3
Other	1.9	1.1	2.4	1.2%	(0.5)	(20.8)	(16.7)
Total	$175.1	100.0%	$220.0	100.0%	$(44.9)	(20.4)%	(19.7)%

Europe Net Sales. Europe net sales decreased $38.6 million, or 22.2% (25.3% in constant currency), during the Third Quarter in comparison to the Prior Year Quarter. Across the Eurozone, sales were down in all major markets with the greatest declines in Germany and the U.K. Sales decreased in all major brands, most notably in FOSSIL and MICHAEL KORS. Comparable retail sales declined in the low-thirties on a percentage basis during the Third Quarter, driven by traffic declines due to the COVID-19 pandemic, partially offset by positive e-commerce comparable retail sales.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Europe segment (dollars in millions):

	For the 13 Weeks Ended October 3, 2020		For the 13 Weeks Ended September 28, 2019
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$105.2	77.8%	$137.2	78.9%	$(32.0)	(23.3)%	(26.3)%
Leathers	8.1	6.0	10.8	6.2	(2.7)	(25.0)	(27.8)
Jewelry	18.6	13.7	21.5	12.4	(2.9)	(13.5)	(17.7)
Other	3.4	2.5	4.4	2.5%	(1.0)	(22.7)	(25.0)
Total	$135.3	100.0%	$173.9	100.0%	$(38.6)	(22.2)%	(25.3)%

Asia Net Sales. Net sales in Asia decreased $23.6 million, or 16.5% (16.6% in constant currency), during the Third Quarter in comparison to the Prior Year Quarter. Sales declined in most brands during the Third Quarter, most notably in FOSSIL and MICHAEL KORS and partially offset by sales increases in EMPORIO ARMANI®. Sales decreased in all major markets across Asia, except for mainland China, where sales growth was driven by e-commerce channels. Our wholesale and retail channels were negatively impacted by partial shutdowns and travel restrictions during secondary waves of the COVID-19 pandemic as well as reduced traffic in markets that remained open. Comparable retail sales declined in the low-thirties on a percentage basis during the Third Quarter, driven by traffic declines due to the COVID-19 pandemic.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Asia segment (dollars in millions):

	For the 13 Weeks Ended October 3, 2020		For the 13 Weeks Ended September 28, 2019
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$108.5	90.6%	$128.9	90.0%	$(20.4)	(15.8)%	(16.0)%
Leathers	7.3	6.1	10.4	7.3	(3.1)	(29.8)	(29.8)
Jewelry	2.3	1.9	1.8	1.3	0.5	27.8	27.8
Other	1.6	1.4	2.2	1.4	(0.6)	(27.3)	(27.3)
Total	$119.7	100.0%	$143.3	100.0%	$(23.6)	(16.5)%	(16.6)%
Stores. The following table sets forth the number of stores by concept on the dates indicated below:

	October 3, 2020				September 28, 2019
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price accessory	77	74	54	205	87	86	53	226
Outlets	112	76	32	220	115	72	35	222
Full priced multi-brand	—	3	3	6	—	4	2	6
Total stores	189	153	89	431	202	162	90	454
During the Third Quarter, we closed nine stores and opened four new stores.
Both stores and our own e-commerce sites are included in comparable retail sales in the thirteenth month of operation. Stores that experience a gross square footage increase of 10% or more due to an expansion and/or relocation are removed from the comparable retail sales base, but are included in total sales. These stores are returned to the comparable retail sales base in the thirteenth month following the expansion and/or relocation. Comparable retail sales are calculated on a comparable calendar period. Therefore, the percentage change in comparable sales for 2020 were calculated on a 40-to-40 week basis to normalize the 40-week Year To Date Period with the 39-week Prior Year YTD Period. Comparable retail sales also exclude the effects of foreign currency fluctuations.

Gross Profit. Gross profit of $229.8 million in the Third Quarter decreased 17.5% in comparison to $278.5 million in the Prior Year Quarter, as a result of decreased sales. Gross profit margin rate increased to 52.8% in the Third Quarter compared to 51.6% in the Prior Year Quarter, primarily reflecting a higher mix of e-commerce sales, favorable region and product mix and favorable pricing on sell-through of older generation connected products, partially offset by heightened promotional activity and an unfavorable currency impact of approximately 120 basis points.
Operating Expenses. Total operating expenses in the Third Quarter decreased by $75.4 million, or 26.2%, to $212.3 million compared to $287.7 million in the Prior Year Quarter. Operating expenses in the Third Quarter included $5.7 million of restructuring costs, primarily related to employee costs, professional services and store closures, while the Prior Year Quarter included $7.0 million in restructuring costs. SG&A expenses in the Third Quarter decreased $57.6 million from the Prior Year Quarter due to lower compensation, marketing and discretionary costs. The translation of foreign-denominated expenses during the Third Quarter increased operating expenses by $2.5 million as a result of the weaker U.S. dollar. As a percentage of net sales, SG&A expenses decreased to 47.4% in the Third Quarter as compared to 49.0% in the Prior Year Quarter.
Operating Income (Loss). Operating income was $17.5 million in the Third Quarter as compared to an operating loss of $9.2 million in the Prior Year Quarter. The improvement in operating income was primarily driven by cost reductions and an improved gross profit margin rate, and partially offset by COVID-19 impacts on sales. As a percentage of net sales, operating margin was 4.0% in the Third Quarter compared to (1.7)% in the Prior Year Quarter. Operating margin rate in the Third Quarter included an unfavorable impact of 130 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended October 3, 2020	For the 13 Weeks Ended September 28, 2019	Change		Operating Margin %
			Dollars	Percentage	2020	2019
Americas	$45.0	$18.9	$26.1	138.1%	25.7%	8.6%
Europe	10.7	26.4	(15.7)	(59.5)	7.9	15.2
Asia	25.3	32.7	(7.4)	(22.6)	21.1	22.8
Corporate	(63.5)	(87.2)	23.7	(27.2)
Total operating income (loss)	$17.5	$(9.2)	$26.7	(290.2)%	4.0%	(1.7)%
Interest Expense. Interest expense increased by $0.6 million during the Third Quarter compared to the Prior Year Quarter, driven by increased debt issuance cost amortization as a result of our September 26, 2019 debt agreement and subsequent amendments.
Other Income (Expense)-Net. During the Third Quarter, other income (expense)-net was zero in comparison to an expense of $1.4 million in the Prior Year Quarter. The expense in the Prior Year Quarter was primarily driven by a $3.0 million loss on extinguishment of debt partially offset by net transactional currency gains.
    Provision for Income Taxes. Income tax benefit for the Third Quarter was $6.8 million, resulting in an effective income tax rate of (71.4)%. For the Prior Year Quarter, income tax expense was $6.9 million, resulting in an effective income tax rate of (38.6)%. The effective tax rate in the Third Quarter differed from the Prior Year Quarter primarily due to changes enacted in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was signed into law on March 27, 2020. The CARES Act allows U.S. taxpayers to carry back a net operating loss (“NOL”) arising in tax years 2018, 2019 and 2020 to prior years when the tax rate was 35%. The Company recognized a U.S. tax benefit from its fiscal year 2019 tax losses, which will be carried back to offset taxable income reported in prior years. The Company will receive a refund of 2014 and 2015 taxes.

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

Net Income (Loss) Attributable to Fossil Group, Inc. Third Quarter net income attributable to Fossil Group, Inc. was $16.0 million, or $0.31 per diluted share, in comparison to a net loss of $25.9 million, or $0.51 per diluted share, in the Prior Year Quarter. Diluted earnings per share in the Third Quarter included restructuring charges of $0.09 per diluted share. Diluted earnings (loss) per share in the Prior Year Quarter included non-cash intangible asset impairment charges of $0.25 per diluted share and restructuring charges of $0.11 per diluted share. Currency fluctuations unfavorably impacted diluted earnings per share by $0.09 during the Third Quarter.

Fiscal Year To Date Periods Ended October 3, 2020 and September 28, 2019
Consolidated Net Sales. Net sales decreased $420.9 million or 27.9% (27.5% in constant currency) for the Year To Date Period as compared to the Prior Year YTD Period. We experienced sales declines in all three geographic segments and major product categories. In the beginning of the first quarter of fiscal year 2020, sales results were positively impacted by increased off-price and liquidation sales of connected inventory. Due to the ongoing COVID-19 pandemic, sales began to slow in February in Asia and in March in the Americas and Europe as a result of store closures in our direct to consumer and wholesale channels. At various times throughout the second quarter of fiscal year 2020, certain restrictions due to the COVID-19 pandemic were lifted or eased, allowing stores in our direct to consumer and wholesale channels to re-open. However, various restrictions have remained in place and some regions have reinstated previous restrictions due to secondary waves of the COVID-19 pandemic. As a result, traffic remained down in the Year To Date Period compared to the Prior Year YTD Period. Comparable retail sales declined in the mid-twenties on a percentage basis during the Year To Date Period, driven by temporary store closures and traffic declines due to the COVID-19 pandemic, but were partially offset by strong positive e-commerce comparable retail sales.
Net sales information by product category is summarized as follows (dollars in millions):

	For the 40 Weeks Ended October 3, 2020		For the 39 Weeks Ended September 28, 2019		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$876.0	80.7%	$1,225.0	81.3%	$(349.0)	(28.5)%	(28.0)%
Leathers	111.6	10.3	161.0	10.7	(49.4)	(30.7)	(30.4)
Jewelry	67.3	6.2	80.1	5.3	(12.8)	(16.0)	(16.4)
Other	30.3	2.8	40.0	2.7	(9.7)	(24.3)	(24.3)
Total	$1,085.2	100.0%	$1,506.1	100.0%	$(420.9)	(27.9)%	(27.5)%
In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by $6.0 million, including unfavorable impacts of $4.8 million and $2.2 million in in our Asia and Americas segments, respectively, and a favorable impact of $0.9 million in our Europe segment, compared to the Prior Year YTD Period.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 40 Weeks Ended October 3, 2020		For the 39 Weeks Ended September 28, 2019		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$433.8	40.0%	$633.5	42.1%	$(199.7)	(31.5)%	(31.1)%
Europe	343.1	31.5	474.2	31.5	(131.1)	(27.6)	(27.8)
Asia	295.2	27.2	386.4	25.7	(91.2)	(23.6)	(22.4)
Corporate	13.1	1.3	12.0	0.7	1.1	9.2	8.4
Total	$1,085.2	100.0%	$1,506.1	100.0%	$(420.9)	(27.9)%	(27.5)%
Americas Net Sales. Americas net sales decreased $199.7 million, or 31.5% (31.1% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. During the Year To Date Period, sales declined in most brands in our watch portfolio, with the largest decreases in FOSSIL and MICHAEL KORS. Geographically, sales declined in the U.S., Canada and Mexico. Strong e-commerce sales growth partially offset retail store and wholesale sales declines. Comparable retail sales in the region decreased in the mid-twenties on a percentage basis during the Year To Date Period, driven by temporary store closures and traffic declines due to the COVID-19 pandemic, but were partially offset by strong positive e-commerce comparable retail sales.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Americas segment (dollars in millions):

	For the 40 Weeks Ended October 3, 2020			For the 39 Weeks Ended September 28, 2019		Growth (Decline)
	Net Sales	Percentage of Total		Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$346.6	79.9%		$512.8	80.9%	$(166.2)	(32.4)%	(32.0)%
Leathers	67.7	15.6		97.7	15.4	(30.0)	(30.7)	(30.5)
Jewelry	14.7	3.4		15.7	2.5	(1.0)	(6.4)	(7.6)
Other	4.8	1.1		7.3	1.2	(2.5)	(34.2)	(32.9)
Total	$433.8	100.0%	1	$633.5	100.0%	$(199.7)	(31.5)%	(31.1)%
Europe Net Sales. Europe net sales decreased $131.1 million, or 27.6% (27.8% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. During the Year To Date Period, most of the brands in the portfolio declined, with the largest sales decreases in FOSSIL and MICHAEL KORS, driven mainly by temporary store closures in our direct to consumer and wholesale channel due to the COVID-19 pandemic and reduced traffic as stores re-opened. Sales were down in all markets, most notably in Germany and the U.K. Strong e-commerce sales growth partially offset declines in our retail store and wholesale channels. Comparable retail sales in the region decreased in the mid-twenties on a percentage basis during the Year To Date Period, driven by temporary store closures and traffic declines due to the COVID-19 pandemic, but were partially offset by strong positive e-commerce comparable retail sales.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Europe segment (dollars in millions):

	For the 40 Weeks Ended October 3, 2020		For the 39 Weeks Ended September 28, 2019		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$265.2	77.3%	$367.9	77.6%	$(102.7)	(27.9)%	(28.1)%
Leathers	22.6	6.6	31.4	6.6	(8.8)	(28.0)	(28.0)
Jewelry	47.5	13.8	60.7	12.8	(13.2)	(21.7)	(22.2)
Other	7.8	2.3	14.2	3.0	(6.4)	(45.1)	(45.8)
Total	$343.1	100.0%	$474.2	100.0%	$(131.1)	(27.6)%	(27.8)%

Asia Net Sales. Asia net sales decreased $91.2 million, or 23.6% (22.4% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. Sales of most brands declined in the Year To Date Period as compared to the Prior Year YTD Period, most notably in FOSSIL. Strong e-commerce sales growth partially offset retail store and wholesale sales declines. Within the region, we continued to have strong sales growth in mainland China, while all other major markets declined. For the Year To Date Period, comparable retail sales decreased in the mid-thirties on a percentage basis driven by temporary store closures due to the COVID-19 pandemic, but were partially offset by strong positive e-commerce comparable retail sales.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Asia segment (dollars in millions):

	For the 40 Weeks Ended October 3, 2020		For the 39 Weeks Ended September 28, 2019		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$264.1	89.5%	$344.1	89.1%	$(80.0)	(23.2)%	(22.0)%
Leathers	21.4	7.2	31.9	8.3	(10.5)	(32.9)	(32.0)
Jewelry	5.1	1.7	3.8	1.0	1.3	34.2	36.8
Other	4.6	1.6	6.6	1.6	(2.0)	(30.3)	(30.3)
Total	$295.2	100.0%	$386.4	100.0%	$(91.2)	(23.6)%	(22.4)%

Gross Profit. Gross profit of $510.7 million in the Year To Date Period decreased $280.9 million, or 35.5%, in comparison to $791.6 million in the Prior Year YTD Period primarily due to the decline in net sales. Gross profit margin rate decreased to 47.1% in the Year To Date Period compared to 52.6% in the Prior Year YTD Period. The gross profit margin rate contracted primarily due to increased liquidation and inventory valuation adjustments of older generation connected products, primarily in the first quarter of fiscal year 2020, and was partially offset by a higher mix of e-commerce sales and favorable region and product mix. Currency unfavorably impacted the gross profit margin rate by approximately 30 basis points.

Operating Expenses. For the Year To Date Period, total operating expenses decreased to $664.4 million compared to $819.0 million in the Prior Year YTD Period. SG&A expenses were lower compared to the Prior Year YTD Period mainly due to corporate and regional infrastructure reductions and lower store costs as a result of store closures. During the Year To Date Period, we incurred restructuring costs of $25.6 million in comparison to restructuring costs of $24.5 million in the Prior Year YTD Period. We incurred non-cash intangible asset impairment charges of $2.5 million in the Year To Date Period compared to charges of $16.6 million in the Prior Year YTD Period. The translation of foreign-denominated expenses during the Year To Date Period decreased operating expenses by $3.1 million as a result of the stronger U.S. dollar. As a percentage of net sales, SG&A expenses increased to 58.6% in the Year To Date Period as compared to 51.6% in the Prior Year YTD Period.
Operating Income (Loss). Operating income (loss) was a loss of $153.6 million in the Year To Date Period as compared to a loss of $27.4 million in the Prior Year YTD Period, primarily resulting from the $420.9 million decline in net sales in the Year To Date Period compared to the Prior Year YTD Period due to the COVID-19 pandemic. The gross margin rate primarily decreased due to increased liquidation and inventory valuation adjustments of older generation connected products and was partially offset by a higher mix of e-commerce sales and favorable region and product mix. Within operating expenses, SG&A expenses decreased $141.6 million driven by corporate and regional infrastructure reductions and lower store costs due to store closures both as part of our long term operating strategy and as a response to the global COVID-19 pandemic. As a percentage of net sales, operating margin was (14.2)% in the Year To Date Period as compared to (1.8)% in the Prior Year YTD Period and was negatively impacted by approximately 40 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 40 Weeks Ended October 3, 2020	For the 39 Weeks Ended September 28, 2019	Change		Operating Margin %
			Dollars	Percentage	2020	2019
Americas	$12.7	$59.4	$(46.7)	(78.6)%	2.9%	9.4%
Europe	(2.5)	53.1	(55.6)	(104.7)	(0.7)	11.2
Asia	43.1	80.7	(37.6)	(46.6)	14.6	20.9
Corporate	(206.9)	(220.6)	13.7	(6.2)
Total operating income (loss)	$(153.6)	$(27.4)	$(126.2)	460.6%	(14.2)%	(1.8)%

Interest Expense. Interest expense increased by $0.5 million during the Year To Date Period primarily driven by increased debt issuance cost amortization as a result of our September 26, 2019 debt agreement and subsequent amendments.
Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net was a net expense of $6.4 million in the Year to Date Period compared to net income of $25.0 million in the Prior Year YTD Period. This change was primarily driven by a $21.6 million gain on the sale of intellectual property in the Prior Year YTD Period, and net foreign currency losses during the Year To Date Period as compared to net gains in the Prior Year YTD Period.

Provision for Income Taxes. Income tax benefit for the Year To Date Period was $91.3 million, resulting in an effective income tax rate of 49.7%. The effective tax rate in the Year To Date Period differed from the Prior Year YTD Period primarily due to changes enacted in the CARES Act allowing a U.S. NOL carryback. The Prior Year YTD Period income tax expense was $18.0 million resulting in an effective tax rate of (71.1)%. The effective tax rate was negative because income tax expense was accrued on certain foreign entities with positive taxable income and no benefit was recognized for losses in the U.S. and certain foreign jurisdictions.
Net Income (Loss) Attributable to Fossil Group, Inc. For the Year To Date Period, we had a net loss of $92.1 million, or $1.81 per diluted share, in comparison to a loss of $45.5 million, or $0.91 per diluted share, in the Prior Year YTD Period. A reduction in operating expenses during the Year To Date Period partially offset the decline in gross margin. The Company also benefited from a $21.6 million gain on the sale of intellectual property in the Prior Year YTD Period. Diluted earnings per share in the Year To Date Period, as compared to the Prior Year YTD Period, decreased $0.19 per diluted share due to the currency impact of a stronger U.S. dollar.

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the Third Quarter was $323.6 million, including $296.3 million held in banks outside the U.S., in comparison to cash and cash equivalents of $147.5 million at the end of the Prior Year Quarter and $200.2 million at the end of fiscal year 2019. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges, strategic investments such as acquisitions and other capital expenditures. We believe cash flows from operations, including our current and planned cost savings measures, combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for the next twelve months. Although we believe we have adequate sources of liquidity in the short-term and long-term, the success of our operations, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity.
We have taken various actions to mitigate the impact of the current economic crisis on our financial position, with a focus on financial liquidity enhancements, cost reduction measures, capital preservation and inventory management. In addition to these temporary savings, we made permanent cost reductions under our NWF 2.0 program.  We believe our cost reduction actions will result in adequate cash flows to support our ongoing operations.
For the Year To Date Period, we generated operating cash flow of $95.9 million. A net loss of $92.2 million was more than offset by an increase in working capital items of $63.9 million and net non-cash items of $124.2 million. We had net debt borrowings of $36.4 million and capital expenditures of $7.1 million. We increased our borrowings under the Revolving Facility (as defined below) as a precautionary measure to increase our cash position, provide liquidity for a sustained period and to preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic.
Accounts receivable, net of allowances, decreased by 23.3% to $189.8 million at the end of the Third Quarter compared to $247.6 million at the end of the Prior Year Quarter driven by reduced sales. Days sales outstanding for our wholesale businesses for the Third Quarter decreased to 54 days compared to 59 days in the Prior Year Quarter.
Inventory at the end of the Third Quarter was $359.5 million, which decreased by 37.0% from the end of the Prior Year Quarter ending inventory balance of $570.3 million, largely reflecting accelerated inventory reduction actions, particularly of older generation connected product, and proactive management of inbound receipts to align with reduced consumer demand.
At the end of the Third Quarter, we had net working capital of $457.9 million compared to net working capital of $562.6 million at the end of the Prior Year Quarter. At the end of the Third Quarter, we had $21.4 million of short-term borrowings and $217.9 million in long-term debt.
For fiscal year 2020, we expect total capital expenditures to be approximately $9 million in order to maintain liquidity and remain in compliance with financial covenants. Of this amount, we expect approximately 60% will be for retail store renovations and enhancements, approximately 30% will be for technology and facilities maintenance, and approximately 10% for strategic growth, including investments in global concessions and technology. Our capital expenditure budget and allocation to the foregoing investments are estimates and are subject to change. We believe that cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months.

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
On March 24, 2020, (i) the U.S. Borrowers provided notice to the ABL Agent for an alternate base rate borrowing of $71.0 million under the Revolving Facility effective March 25, 2020, (ii) the Hong Kong Borrower provided notice to the ABL Agent for a Eurodollar borrowing of $10.0 million under the Revolving Facility effective March 30, 2020 and (iii) the European Borrowers provided notice to the ABL Agent for a Eurodollar borrowing of €19.0 million under the Revolving Facility effective March 30, 2020. We increased our borrowings under the Revolving Facility as a precautionary measure to increase our cash position, provide liquidity for a sustained period and to preserve financial flexibility in light of then current uncertainty in the global markets resulting from the COVID-19 outbreak.
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
The Term Credit Agreement provides for term loans to us in the aggregate principal amount of $200 million. Proceeds from the Term Credit Agreement were reduced by a $12.0 million original issue discount, which is presented as a reduction of the Term Credit Agreement on our condensed consolidated balance sheet and will be amortized to interest expense over the life of the term loan. The term loans under the Term Credit Agreement bore interest at (a) the adjusted LIBO rate plus 8.50% for Eurodollar loans or (b) the alternate base rate plus 7.50% for alternate base rate loans as of October 3, 2020. The Term Credit Agreement amortizes in quarterly installments of $10,000,000 each quarter until June 30, 2024. The Term Credit Agreement expires and is due and payable on September 26, 2024, subject to possible extensions.
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
In connection with the amendment entered into on June 5, 2020, we were granted relief from compliance with the maximum total leverage ratio covenant until the third fiscal quarter of fiscal year 2021, after which the maximum total leverage ratio permitted under the covenant will be 1.50 to 1.00. Solely during such relief period, we will be subject to a covenant to maintain a consolidated EBITDA of negative $75,000,000 for the fiscal quarter ending April 3, 2021, negative $65,000,000 for the two fiscal quarter period ending July 3, 2021, and negative $30,000,000 for the three fiscal quarter period ending October 2, 2021. The amendment also added an additional covenant to restrict consolidated capital expenditures of the Company to $10,000,00 for the fiscal year ending January 2, 2021, $20,000,000 for the fiscal year ending January 1, 2022, and $25,000,000 for the fiscal year ending December 31, 2022 and thereafter. The Term Credit Agreement also limits the amount of principal amount incurred under the Revolving Facility to the lesser of the borrowing base or $200.0 million. A payment default under the Revolving Facility triggers a cross default under the Term Credit Agreement.
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
We had net payments of $38.0 million during the Year To Date Period under the Term Credit Agreement at an average interest rate of 9.6%. We had net borrowings of $75.0 million under the Revolving Facility during the Year To Date Period at an average interest rate of 1.8%. As of October 3, 2020, we had $162.0 million outstanding under the Term Credit Agreement and $103.0 million outstanding under the Revolving Facility. We also had unamortized debt issuance costs of $19.5 million, which reduces the corresponding debt liability. In addition, we had $2.7 million of outstanding standby Letters of Credit at October 3, 2020. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby letters of credit. As of October 3, 2020, we had available borrowing capacity of $32.3 million under the Revolving Facility. At October 3, 2020, we were in compliance with all debt covenants related to all our credit facilities.
Off Balance Sheet Arrangements
As of October 3, 2020, there were no material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
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

The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at October 3, 2020 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	48.3	U.S. dollar	55.2	June 2021
Canadian dollar	16.4	U.S. dollar	12.5	June 2021
British pound	5.8	U.S. dollar	7.5	June 2021
Japanese yen	509.5	U.S. dollar	4.8	June 2021
U.S. dollar	7.8	Japanese yen	825.0	June 2021
If we were to settle our euro, Canadian dollar, British pound, Japanese yen, and U.S. dollar based forward contracts hedging inventory transactions as of October 3, 2020, the result would have been a net loss of $1.1 million. As of October 3, 2020, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $19.8 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of October 3, 2020, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $47.4 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of October 3, 2020, a 100 basis point increase in interest rates would increase annual interest expense by $2.7 million.

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
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of October 3, 2020.
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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, and in our subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in such Annual Report and such Quarterly Report. The risks described in such Annual Report and subsequent Quarterly Reports are not the only risks facing our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares of common stock repurchased under our repurchase program during the Third Quarter or Year To Date Period.

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

FOSSIL GROUP, INC.

November 12, 2020	/S/ JEFFREY N. BOYER
Jeffrey N. Boyer
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)