Form 10-K
period 2021-01-02
Fossil Group, Inc.
filed 2021-03-12
CIK 883569

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	January 2, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock, $0.01 par value per share, held by non-affiliates of the registrant, based on the last sale price of the common stock as reported by the NASDAQ Global Select Market on July 4, 2020 was $137.6 million.
As of March 5, 2021, 51,525,632 shares of common stock were outstanding.
_________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be furnished to shareholders in connection with its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

FOSSIL GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 2, 2021

        In this Form 10-K, references to "we," "our," and the "Company" refer to Fossil Group, Inc. and its subsidiaries on a consolidated basis.
NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Annual Report"), including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Business,” contains forward-looking statements based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and generally may be identified by terms such as “believe,” “may,” “will,” “should,” “seek,” “forecast,” “outlook,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “potential,” “plan,” “expect” or the negative or plural of these words or similar expressions. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including the duration, extent, and continuing impact of the COVID-19 pandemic, and our ability to successfully manage the demand, supply, and operational challenges associated with the COVID-19 pandemic. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission, or the SEC. In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result of the pandemic. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

Summary Risk Factors

Our business is subject to a number of risks and uncertainties that may affect our business, results of operations and financial condition, or the trading price of our Common Stock. These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business. These risks are more fully described in Part I, Item 1A. "Risk Factors". These risks include, among others, the following:

•the magnitude, duration, and severity of the COVID-19 pandemic and actions taken by governments, businesses, and individuals in response to the pandemic and the availability, widespread distribution and use of effective vaccines;
•supply chain disruptions resulting from changes in U.S. trade policy with China or as a result of the COVID-19 pandemic;
•any deterioration in the global economic environment, and any resulting declines in consumer confidence and spending;
•the effects of economic cycles, terrorism, acts of war and retail industry conditions;
•our ability to anticipate and respond to changing fashion, functionality and product trends;
•our ability to continue to develop innovative products, including new generation wearable technology;
•our ability to reverse negative sales trends and grow our sales;
•loss of any of our license agreements for globally recognized fashion brand names;
•loss of our license for Google’s WEAR OS operating system;
•effectively managing our retail store operations;
•new technologies rendering our wearable technology obsolete;
•supply shortages for certain key components in our products;
•the success of the shopping malls and retail centers in which our stores are located;
•failure to maintain proper inventory levels;
•fluctuations in the price, availability and quality of raw materials;
•problems with, or loss of, our assembly factories or manufacturing sources;
•competition from traditional competitors as well as new competitors in the wearable technology category;
•any material disruption of our information systems;
•factors affecting international commerce and our international operations;
•changes in economic and social conditions in Asia, particularly China, and disruptions in international travel and shipping;
•U.S. tax legislation enacted in December 2017 and potential changes to tax rates under the Biden Administration;
•the success of our restructuring program;
•failure to comply with the covenants contained in our debt agreements;
•generating sufficient cash flows to meet our debt service obligations;
•incurring significantly more debt, including secured debt;

•repayment of our debt is dependent on cash flow generated by our subsidiaries;
•increased competition from online only retailers and a highly promotional retail environment;
•our license agreements may require minimum royalty commitments, regardless of the level of product sales under these agreements;
•changes in the mix of product sales demand;
•our industry is subject to pricing pressures;
•foreign currency fluctuations;
•European economic uncertainty and any further debt crisis;
•a data security or privacy breach;
•violations of laws and regulations, or changes to existing laws or regulations in the U.S. or internationally;
•tariffs or other restrictions placed on imports from China and any retaliatory trade measures taken by China;
•loss of our intellectual property rights;
•infringing the intellectual property rights of others;
•failure by an independent manufacturer or license partner to use acceptable labor practices, otherwise comply with laws or suffer reputation harm;
•failure to meet our financial guidance or achieve other forward-looking statements we have provided to the public;
•loss of key senior management personnel;
•increased political uncertainty;
•foreign government regulations and U.S. trade policy.

PART I
Item 1.    Business
General
We are a design, innovation and distribution company specializing in consumer fashion accessories. We are a Delaware corporation formed in 1991 and are the successor to a Texas corporation formed in 1984. Our principal executive offices are located at 901 S. Central Expressway, Richardson, Texas 75080, and our telephone number at that address is (972) 234-2525. Our common stock is traded on the NASDAQ Global Select Market under the trading symbol FOSL. Our products include traditional watches, smartwatches, jewelry, handbags, small leather goods, belts and sunglasses. We design, develop, market and distribute products under our owned brands FOSSIL®, SKAGEN®, MICHELE®, RELIC® and ZODIAC® and licensed brands ARMANI EXCHANGE®, DIESEL®, DKNY®, EMPORIO ARMANI®, KATE SPADE NEW YORK®, MICHAEL KORS®, PUMA®, and TORY BURCH®. Based on our range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.
We report segment information based on the “management approach”. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

We manage our business primarily on a geographic basis. Our reportable operating segments are comprised of (i) Americas, (ii) Europe and (iii) Asia. Each reportable operating segment includes sales to wholesale and distributor customers, and sales through Company-owned retail stores and e-commerce activities based on the location of the selling entity. The Americas segment primarily includes sales to customers based in Canada, Latin America and the United States. The Europe segment primarily includes sales to customers based in European countries, the Middle East and Africa. The Asia segment primarily includes sales to customers based in Australia, China (including Hong Kong, Macau and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Each reportable operating segment provides similar products and services.
Owned Brands
    Our ability to build and evolve strong lifestyle brands is key to our success. Across our owned brands, we create great products at competitive prices and deliver engaging experiences directly to our consumers—through our owned channels of distribution and via third party distributors.
Our consumer-first mindset drives every decision we make. By capitalizing on fashion trends and leveraging proprietary data and insights, we are able to deliver relevant, high-value products and experiences to consumers across a diverse range of price points, style preferences and geographies.
Licensed Brands

As a result of our vertical integration, we are uniquely positioned to launch an accessory category, such as watches, in partnership with a licensor in a timely and consistent manner. All of our major licensing relationships are exclusive for the brands we license and may include traditional watches, smartwatches and jewelry.
Products
We design, develop, market and distribute accessories across a variety of product categories: traditional watches, smartwatches, jewelry, handbags, small leather goods, belts and sunglasses. Additionally, we manufacture and/or distribute private label brands, as well as branded products purchased for resale in certain of our non-FOSSIL branded retail stores. The following table sets forth certain information with respect to the breakdown of our net sales and percentage change among proprietary, licensed and other brands for the fiscal years indicated (in millions, except for percentage data).

	Fiscal Year
	2020		2019		2018
	Dollars	% Change	Dollars	% Change	Dollars
Net sales
Proprietary	$774.2	(29.8)%	$1,103.4	(12.6)%	$1,262.1
Licensed	763.5	(24.7)	1,013.7	(14.4)	1,183.7
Other	75.6	(24.9)	100.6	5.1	95.7
Total	$1,613.3	(27.3)%	$2,217.7	(12.7)%	$2,541.5
Traditional Watches and Smartwatches
Traditional watches and smartwatches are our core global business. Sales of watches for fiscal years 2020, 2019 and 2018 accounted for approximately 80.6%, 81.3% and 80.0%, respectively, of our consolidated net sales.
Our full display smartwatches use Google’s WEAR OS operating system. We have a license for WEAR OS that expires on April 27, 2022. Certain of our hybrid and other smartwatches use operating systems developed by us or as otherwise licensed to us by Google.
Owned Brands
Our primary owned watch brands include FOSSIL, MICHELE, RELIC, SKAGEN and ZODIAC.
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
___________________________________________________________________
(1) Subject to early termination in certain circumstances

We also license certain internationally known brand names, such as Skechers® and BMW®, for limited distribution in select markets.

Fashion Accessories
In addition to our core watch business, we also design and create jewelry, handbags, small leather goods, and belts across our owned brands and jewelry under licensed brands. In the U.S. and certain international markets, we generally market our fashion accessory lines through the same distribution channels as our watches using similar marketing approaches. Our fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with our watch brands. Sales of our accessory lines accounted for 17.1%, 16.3% and 18.4% of our consolidated net sales in fiscal years 2020, 2019 and 2018, respectively.
The following table sets forth information about our fashion accessories:

Brand	Accessory Category
DIESEL	Jewelry
EMPORIO ARMANI	Jewelry
FOSSIL	Handbags, small leather goods, belts, eyewear, jewelry
MICHAEL KORS	Jewelry
SKAGEN	Jewelry
Licensed Eyewear
We have a license agreement with the Safilo Group for both FOSSIL branded sunglasses and optical frames worldwide. The license agreement provides for royalties to be paid to us based on a percentage of net sales and includes certain guaranteed minimum royalties. Sales of licensed eyewear accounted for approximately 0.4%, 0.5% and 0.4% of our consolidated net sales for fiscal years 2020, 2019 and 2018, respectively.
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
Product Design and Development
Our product designs are fueled by a combination of creativity, fashion trends and consumer insights. We have built an in-house design team that works in partnership with our consumer insights and trend teams to ideate, design, test and deliver new product concepts to market. We also employ research and development ("R&D") team members who focus on innovation and product development across our watch and smartwatch categories.
In order to respond to and capitalize on fast-paced changes in the global marketplace, we have created a process that allows us to quickly design and develop consumer insight driven product. We have found speed coupled with insight-driven product to be a true differentiator and key revenue driver across our business.

Marketing and Promotion
We are embracing the changing retail environment and meeting consumers where they are, both on and offline. Our focus on creating the best possible brand experiences requires a blend of art and science—which means prioritizing both creativity and data in everything we do. We have created an in-house digital marketing center of excellence serving both our owned and licensed brands to connect with consumers and to serve up personalized, engaging content. This allows us to learn about their behavior across all channels including digital marketing, social media, Customer Relationship Management ("CRM") and digital media. We use tools provided by salesforce.com, inc. in our CRM initiatives. We drive innovation using a rapid test-and-learn approach with continuous optimization. We are also able to deliver a high level of personalization through the consumer insight and predictive analytics capabilities we have built over the past few years and through our partnerships with leading online third-party retailers.
Operating Strategy
Our goal is to drive shareholder value by increasing earnings and making a positive impact on our people, planet and communities. We operate in a challenging business environment, particularly given the global pandemic. However, we see opportunities for sustainable growth and value creation by focusing on the following strategic priorities:
Increase Brand Excitement

Over the coming year we will intensify our efforts on innovation and brand-building. As the consumer moves toward more normal and stronger purchasing patterns, they will be looking for differentiated and exciting merchandise online and in store. We have a significant opportunity to create more demand among consumers by showcasing great products, telling dynamic stories, and creating customized communications that will enable us to build engaged communities of passionate consumers. We will continue improving our product development process by introducing more consumer-based feedback from key markets. The smartwatch category will receive a boost from upcoming next generation rollouts. Storytelling will improve as we continue to orient strongly to e-commerce and social media channels with the right localized content.

Increase Digital Capabilities

Our vision is to build on 2020 momentum and become a digital-first organization. To accomplish this, we must continue to unlock the potential of direct-to-consumer online selling, and build digital capabilities and skills throughout our company, all while accelerating our growth through new-world marketing and through the communities we are building. We plan to improve our analytics and marketing capabilities in order to improve returns on our marketing investments. Mainland China and India will continue to be a focus with an extra emphasis on digital as we see strong positive trends in both markets.

Optimize Operations

Over the past year, and partly in response to the pandemic, we have made significant changes in our infrastructure, our commercial activities and in how we manage our end-to-end supply chain. Looking ahead, we will continue to rationalize our retail store base, closely monitor our capital investments, and further optimize our tactics and strategies in inventory management and our end-to-end supply chain.

Make Time for Good

While commercial success is essential for our future, it is critical that we continue to do the right thing for our planet, communities, and people. We call our platform for Sustainability or ESG (Environmental, Social, and Corporate Governance) "Make Time for Good". We believe a sense of purpose is also critically important to our employees, shareholders, and customers and will continue to be so. Our environmental goals include significantly reducing our carbon footprint, eliminating the use of virgin plastics in our supply chain, and increasing the use of recyclable materials such as stainless steel. Our main community goal is to continue to increase our impact on underserved young lives. We will also plan to advance our diversity and inclusion agenda in a number of ways.
Distribution
We have an extensive distribution network that allows us to reach a diverse global customer base. We sell our products through a range of channels including e-commerce, Company-owned retail stores, department and specialty retail stores, airlines, mass markets and concessions.

Stores
Internationally, our products are sold across approximately 140 countries worldwide through 23 Company-owned sales subsidiaries and through a network of approximately 75 independent distributors. Our products are offered on airlines and cruise ships and in international Company-owned retail stores. Our international network of Company-owned stores included 152 retail stores and 121 outlet stores as of January 2, 2021. In certain international markets, our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks, as well as through owned and third-party websites.
E-commerce
Our holistic e-commerce, or digital efforts, include several channels. First our owned global e-commerce websites deliver engaging brand content, mobile-friendly experiences, and seamless integration with retail stores, including the ability to buy certain products online and pick them up in one of our retail stores, curbside pickup and shipping consumer orders from our stores. Second, we also distribute our products through leading third-party e-commerce retailers. Third, we also distribute through some of our wholesalers’ e-commerce websites and a wide network of additional online retailers. In fiscal year 2020, our digital sales comprised of 38.8% of consolidated net sales compared to 20.1% in fiscal year 2019.
Sourcing
The vast majority of our products are sourced internationally. Most watch product sourcing is coordinated through our Hong Kong subsidiary, Fossil (East) Limited ("Fossil East"). We do have some limited watch assembly operations through owned facilities in India and Switzerland. Although we do not have long-term contracts with our unrelated watch and accessory manufacturers, we maintain long-term relationships with several manufacturers. These relationships developed due to the significant length of time we have conducted business with the same manufacturers. We believe that we are able to exert some operational control with regard to our principal watch assemblers because of our long standing relationships. In addition, we believe that the relative size of our business with watch manufacturers gives us priority within their production schedules. Furthermore, the manufacturers understand our quality standards, which allow us to produce quality products improving overall operating margins. We have also added third-party facilities and relationships for manufacturing our wearable technology products. Increased volume in the watch category would allow us to further reduce costs through improved volume pricing and enable our suppliers to continue to invest in automation.

Trademarks and Patents
We use our FOSSIL, MICHELE, RELIC, SKAGEN and ZODIAC trademarks, as well as other trademarks, on certain watches and smartwatches, our FOSSIL and SKAGEN trademarks on jewelry, and our FOSSIL trademark on leather goods and other fashion accessories in the U.S. and in a significant number of foreign countries. We also use FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL®, and WSI® as trademarks on retail stores and FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL, WSI, MISFIT, ZODIAC and MICHELE as trademarks on online e-commerce sites. We have taken steps to establish or provide additional protection for our trademarks by registering or applying to register our trademarks for relevant classes of products in each country where our products are sold in addition to certain foreign countries where it is our intent to market our products in the future. Each registered trademark may be renewable indefinitely, so long as we continue to use the mark in the applicable jurisdiction and make the appropriate filings when required. We aggressively protect our trademarks and trade dress and pursue infringement claims both domestically and internationally. We also pursue counterfeiters both domestically and internationally through third-party online monitoring tools and through leads generated internally, as well as through our business partners worldwide.
Patents
We continue to explore innovations in the design and assembly of our watch, smartwatch, activity tracker and related products. As a result, we have been granted, and have pending, various U.S. and international design and utility patents related to certain product designs, features, and technologies. As of January 2, 2021, none of our patents were material to our business.
Other Intellectual Property
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
Inventory Control
We maintain inventory control systems at our facilities that enable us to track each product from the time it is shipped from our factory through shipment to our customers, the end consumer, concessions locations and websites. To facilitate this tracking, a significant number of products sold by us are pre-ticketed and bar coded. Our inventory control systems report shipping, sales and individual stock keeping unit level inventory information. We manage the retail sales process by monitoring customer sales and inventory levels of our products by product category and style, primarily through electronic data interchange. We believe that our distribution capabilities enable us to reduce inventory risk and increase flexibility in responding to the delivery requirements of our customers. We expect that our electronic data interchange efforts will continue to grow in the future as customers focus further on increasing operating efficiencies. In addition, we maintain systems that are designed to track inventory movement through our Company-owned stores. We monitor store inventory movement through review of detailed sales transaction records, which are accumulated on each store’s point-of-sale system.
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
Significant Customer
No customer accounted for 10% or more of our consolidated net sales in fiscal years 2020, 2019 or 2018.
Backlog
It is the practice of a substantial number of our customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that we believe will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represents orders that we believe, based on industry practice and prior experience, will be confirmed in the ordinary course of business. Our backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of our products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. At the end of fiscal year 2020, we had unfilled customer orders of approximately $20.3 million compared to $87.6 million and $96.2 million at the end of fiscal years 2019 and 2018, respectively.
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
We believe the risk of significant new competitors for traditional watches is mitigated to some extent by barriers to entry such as high startup costs and the development of long-term relationships with customers and manufacturing sources. However, in the expanding wearable technology industry, we face competition from technology brands such as Apple and Samsung, from fitness brands such as Fitbit, as well as from many established traditional watch manufacturers that have launched wearable technology products. As this industry evolves and grows, there will likely be increased competition as well. However, we believe our design, branding and distribution are strong competitive advantages.

Although the level and nature of competition varies among our product categories and geographic regions, we compete on the basis of style and technical features, price, value, quality, brand name, advertising, marketing, distribution and customer service. Our ability to identify and respond to changing fashion trends and consumer preferences (including wearable technology), to maintain existing relationships and develop new relationships with manufacturing sources, to deliver quality merchandise in a timely manner, to manage the retail sales process, and to continue to integrate technology into our business model are important factors in our ability to compete. Our distinctive business model of owning the distribution in many key markets and offering a globally recognized portfolio of proprietary and licensed products allows for many competitive advantages over smaller, regional or local competitors. This allows us to bypass a local distributor's cost structure in certain countries, resulting in more competitively priced products, while also generating higher product and operating margins.
Governmental Regulation
Imports and Import Restrictions
Most of our products are assembled or manufactured overseas. As a result, the U.S. and countries in which our products are sourced or sold may from time to time modify existing or impose new quotas, duties (including anti-dumping or countervailing duties), tariffs or other restrictions in a manner that adversely affects us. For example, our products imported to the U.S. are subject to U.S. customs duties, and in the ordinary course of our business, we may from time to time be subject to claims by the U.S. Customs Service for duties and other charges. Factors that may influence the modification or imposition of these restrictions include the determination by the U.S. Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to U.S. firms that rely on intellectual property, trade disputes between the U.S. and a country that leads to withdrawal of "most favored nation" status for that country and economic and political changes within a country that are viewed unfavorably by the U.S. government. We cannot predict the effect these events would have on our operations, if any, especially in light of the concentration of our assembly and manufacturing operations in Hong Kong, China and mainland China.
General
We are subject to laws regarding customs, tax, employment, privacy, truth-in-advertising, consumer product safety, zoning and occupancy and other laws and regulations that regulate and/or govern the importation, promotion and sale of consumer products and our corporate, retail and distribution operations.
Compliance and Trade
Code of Conduct for Manufacturers ("Manufacturer Code")
We are committed to ethical and responsible conduct in all of our operations and respect for the rights of all individuals. We strive to ensure that human rights are upheld for all workers involved in our supply chain, and that individuals experience safe, fair and non-discriminatory working conditions. In addition, we are committed to compliance with applicable environmental requirements and are committed to seeing that all of our products are manufactured and distributed in compliance with applicable environmental laws and regulations. We expect that our business partners will share these commitments, which we enforce through our Manufacturer Code.
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

Quality Control
Our quality control program attempts to ensure that our products meet the standards established by our product development staff. Samples of products are inspected by us prior to placing orders with factories to ensure compliance with our technical design specifications. We also typically inspect "top of production" prototypes of each product before commencing production. The operations of the Hong Kong and Chinese factories that produce our products are monitored on a periodic basis by Fossil East, and the operations of our Swiss factories are monitored on a periodic basis by Montres Antima SA, one of our foreign operating subsidiaries. Substantially all of our watches, jewelry and certain of our other accessories are inspected by personnel of Fossil East or by the assembly/manufacturing facility prior to shipment to our distribution centers. Final inspections, on a sampling basis, occur when the products are received in our distribution centers. We believe that our policy of inspecting our products at the assembly/manufacturing facility, upon receipt at our distribution facilities and prior to shipment to our customers is important to maintain the quality, consistency and reputation of our products.
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
Human Capital Resources
As of January 2, 2021, we employed approximately 7,500 persons, including approximately 5,300 persons employed by our foreign operating subsidiaries.
None of our domestic or foreign-based employees are represented by a trade union. However, certain European-based employees are represented by work councils, which include certain of our current employees who negotiate with management on behalf of all the employees. We have never experienced a work stoppage and consider our working relationship with our employees and work councils to be good.
As a purpose driven consumer-centric organization that understands the value of a having a high performing, actively engaged workforce, we believe that our employees fuel our success and are the driving force in delivering our business objectives and creating value for our key stakeholders, including customers, investors, and partners. We consistently strive to be a responsible employer in everything we do, including attracting and employing the most talented people while successfully retaining them over the long-term through employment opportunities, compensation and benefits, personal development, and the purpose-driven environment that we create together.
Our Organization
Who we are influences our ability to be an employer of choice and elevates the collective strength of our workforce, which we believe provides a competitive advantage through successful human capital management. Fossil Group’s values, which include authenticity, grit, curiosity, sense of humor and making an impact, are the foundation for our workplace policies and practices.
By the numbers, our workforce is increasingly diverse. Globally, 38% of our employees are in the Americas; 31% are EMEA based; and 31% are in the Asia-Pacific region. Women represent 65% of the company’s employees and men 35%. In the U.S., including corporate, retail and distribution employees, 60% of employees are BIPOC, 38% white and 2% unknown.
We are committed to be a company that reflects our diverse world and to elevating diversity and inclusion to drive employee and company success. We welcome fresh perspectives and believe that a diverse and inclusive workplace leads to greater innovation, collaboration, creativity and personal and commercial growth. Our journey to a more diverse workforce around the world will be advanced by four primary goals:
1.Be a company that reflects our diverse world and is transparent about our ongoing journey. We establish and share our annual diversity and inclusion goals, and we intend to increase the overall number of BIPOC employees we employ.
2.Create an inclusive experience that engages, retains and provides opportunities for all employees. We have been rated as a best place to work for LGBTQ employees for 2020 and 2021 by the Human Rights Campaign, and we plan to leverage our survey capabilities to understand employee engagement by gender and race.

3.Increase representation of women, BIPOC and black leadership. We intend to increase executive female, BIPOC and black leadership, provide mentor programs for underrepresented groups and invest in female, BIPOC and black leadership.
4.Drive accountability and results across the organization. We intend to include diversity and inclusion goals in leadership performance reviews and bonus metrics and offer interactive workshops and access to extensive ongoing education.
Engaging the Fossil Group Workforce
At Fossil Group, we work to ensure that people in our workplace are and remain engaged. Our objective is to create a high-performance culture where people have the skills and behaviors to help fuel company results and be at their personal best, every day.
Surveying our employees allows us to understand their perspective, what inspires them and how, as an organization, we can improve. Doing so helps to establish and sustain meaningful engagement. Consistent findings tell us that at the top of the list are: career growth and development, effective communication, recognition, a clear view of the Company’s future, compelling compensation and benefits, and the ability and opportunity to connect to something bigger. With regard to business success, the views of our employees are aligned with business needs to establish a workplace culture including:
•Comprehensive health and leading-edge wellness benefits;
•Innovative two-way communication;
•Value-creating employee development programs;
•Performance management through Company-sponsored time to grow;
•Meaningful recognition; and
•Values-based culture and work environment.
Our employee benefits also include tuition and professional certification and license reimbursement to full and part-time employees. We work to create a workplace where families are a priority as evidenced by a number of programs, including: a parental leave program, a partnership with Milk Stork providing a simple solution to help working mothers to continue to breastfeed and reduce business-travel stress; a Healthy Babies Program that supports parents during their pregnancy; and a return to work policy that allows new parents to phase back into work. Additionally, our WeCare Employee Emergency Assistance Fund is also in place to provide charitable assistance to employees facing financial hardship immediately after a qualifying disaster or unforeseen hardship.
By offering extensive retail and corporate career development programs employees have the opportunity to be positioned for continued success, which is further supported through our performance process that effectively cascades goals throughout the organization to ensure our employees’ efforts are aligned with our strategic priorities.
At Fossil Group, we prohibit discrimination on the basis of sex (including breast feeding and related medical conditions), sexual orientation, gender, gender identity and expression, gender dysphoria, race, ethnicity, age, disability, religion, national origin, genetic information, pregnancy, childbirth and related medical condition, veteran’s status and any other status protected by applicable laws.
Oversight
Our Board of Directors and related committees are actively involved in areas associated with excellence in human capital management and related oversight of certain policies, practices and outcomes – including compensation, diversity and inclusion, employee development, engagement and succession planning. We share our employee survey results with our Board of Directors to keep them apprised of related sentiment, interests and concerns. The Nominating and Corporate Governance Committee helps to oversee ESG matters. The Audit Committee regularly participates in discussions with our leadership team to ensure oversight of enterprise-level risks and mitigation plans on various topics including those associated with human capital risk. The Audit Committee also engages in regular review of the Company’s monitoring and enforcement of the employee code of conduct and ethics and compliance. The Compensation Committee reviews and makes recommendations to the Board of Directors regarding issues with compensation, benefits and related equity awards for qualifying employees. This work includes proper oversight of executive compensation and Company goals that are part of executives’ performance review. These same goals serve as the foundation for the Company’s employee annual cash bonus plan.
The Global Pandemic and Our Employee-Friendly Response

The human tragedy created by the COVID-19 pandemic led us to do everything possible to slow the spread of the virus and protect our employees, customers and suppliers, as we closely adhered to health and safety guidelines established by the Center for Disease Control, the World Health Organization and state, county and community governments.
In the midst of the pandemic, we have and will continue to enable our employees to work remotely, where possible. We will continue to provide related health and safety training and resources for our employees.
In situations where working remotely was not an option, we implemented extensive health and safety guidelines that included daily wellness checks, temperature checks, the required use of masks for employees and customers, social distancing and a limit to the number of employees gathered in a working location – while also providing and amplifying cleaning and sanitization practices.
We are proud of the progress we have made to provide an inspiring, engaging and rewarding work environment for our employees. We will never stop nurturing our culture in this quickly changing world. To exceed expectations and achieve our aspirations, we will listen, learn, collaborate, set meaningful goals, innovate, and be transparent in our progress, challenges and opportunities that make Fossil Group a destination for high performing, highly engaged talent.
Available Information
Our website address is www.fossilgroup.com. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), are available free of charge on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Fossil Group, that are electronically filed with the SEC.

Item 1A.    Risk Factors
In addition to the risks described elsewhere in this report, set forth below is a summary of the material risks related to an investment in our securities. These risks, some of which have occurred and/or are occurring and any of which could occur in the future, are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also have an adverse effect on us. If any of these risks actually occur, our business, results of operations, cash flows and financial condition could be materially and adversely impacted, which might cause the value of our securities to decline.
COVID-19 Pandemic Risks
The COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on our business, operations, liquidity, financial condition and results of operations.
The COVID-19 pandemic has continued to cause global uncertainty and disruption throughout the geographic regions in which we run our business and where our suppliers, third-party manufacturers, retail stores, wholesale customers and consumers are located. The total impact of the pandemic on us will depend on developments outside of our control, including, among other factors, the duration, spread, severity and impact of the outbreak, availability of effective vaccines and vaccination rates, continuing and new actions that may be taken by governmental authorities to contain the outbreak or mitigate its impact, including related restrictions on movement and commercial activities and further stimulus and unemployment benefits, the economic or other impacts on our wholesale customers, the impact on our supply chain, manufacturing delays and the uncertainty with respect to the accessibility of additional liquidity or to the capital markets.
Even after the COVID-19 outbreak has subsided, we could experience materially adverse impacts to our business as a result of an economic recession or depression that may occur. In addition, any continued erosion in consumer sentiment or the effect of high unemployment on our consumer base would likely impact the financial condition of our customers and vendors, which may result in a decrease in discretionary consumer spending and lower store traffic and sales, and an increase in bankruptcies or insolvencies with respect to our suppliers or wholesale customers.
The duration of the COVID-19 impact is uncertain. In the event of a prolonged material economic downturn, including circumstances that require further or continued store closures or that result in further or continued reduction in store traffic, we may not be able to comply with the financial covenants in our Term Credit Agreement (as defined in Note 10 - Debt to our consolidated financial statements), which could negatively impact our ability to borrow under that facility or with other lenders, negatively impact our liquidity position and may increase our risk of insolvency.

In addition, the effects of COVID-19 could affect our ability to successfully operate in many ways, including, but not limited to, the following factors:
•the impact of the pandemic on the economies and financial markets of the countries and regions in which we operate, including a potential global recession, a decline in consumer confidence and spending, or a further increase in unemployment levels, has resulted, and could continue to result, in consumers having less disposable income and, in turn, decreased sales of our products;
•“shelter in place” and other similar mandated or suggested isolation protocols, which have disrupted, and could continue to disrupt, our retail locations and wholesale customers’ stores, as a result of store closures or reduced operating hours and decreased retail traffic;
•our success in attempting to reduce operating costs and conserve cash, particularly under our NWF 2.0 restructuring program;
•the acceleration in a shift in our core customer’s behaviors, expectations and shopping trends, which could result in lost sales and market share if we are not able to successfully increase the pace of our strategic initiatives development, particularly our digital strategic initiatives, and if our current digital shopping offerings do not continue to compete effectively;
•our inability to obtain rent deferrals or other relief from many of our landlords with respect to our retail stores that have been closed and for retail stores that have seen a significant reduction in traffic, which could result in litigation or other disruptions;
•the failure of, or delay by, our wholesale customers or third-party distributors to whom we extend credit to pay invoices, particularly our major wholesale accounts and third-party distributors that are significantly impacted by COVID-19;
•COVID-19 and remote-work oriented phishing and similar cybersecurity attack attempts;
•operating challenges with a primarily remote workforce at our corporate headquarters and the implementation and effectiveness of health and safety measures;
•the risk that even after the pandemic has initially subsided, fear of a COVID-19 re-occurrence could cause consumers to avoid public places where our stores and those of our wholesale customers are located, such as malls and outlets; and
•we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations.
Our supply chain may be disrupted by changes in U.S. trade policy with China or as a result of the COVID-19 pandemic.
We rely on domestic and foreign suppliers to provide us with merchandise in a timely manner and at favorable prices. Among our foreign suppliers, China is the source of a substantial majority of our imports. A disruption in the flow of our imported merchandise from China or an increase in the cost of those goods or transportation may significantly decrease our profits. New U.S. tariffs or other actions against China, including actions related to the COVID-19 pandemic, and any responses by China, could impair our ability to meet customer demand and could result in lost sales or an increase in our cost of merchandise. This would have a material adverse impact on our business and results of operations.
The extent to which the COVID-19 pandemic ultimately impacts our business, financial performance and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, availability of effective vaccines and vaccination rates and how quickly and to what extent normal economic and operating conditions can resume.
Strategic Risks
Our success depends upon our ability to anticipate and respond to changing fashion, functionality and product trends.
Our success depends upon our ability to anticipate and respond to changing fashion, functionality and product trends and consumer preferences in a timely manner, especially in the wearable technology market. The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs, functionality, product and technology features and product design. Our success depends, in part, on our ability to anticipate, gauge and respond to these changing consumer preferences in a timely manner while preserving the authenticity and the quality of our brands. Although we attempt to stay abreast of emerging lifestyle and fashion trends and technology advances affecting accessories, any failure by us to identify and respond to such trends could adversely affect consumer acceptance of our existing brand names and product lines, which in turn could result in inventory valuation reserves and adversely affect sales of our products. If we misjudge the market for our products, we may be faced with a significant amount of unsold finished goods inventory, which could adversely affect our results of operations. In recent years, we have experienced decreasing net sales across most product categories; in particular, net sales of watches have declined, reflecting the decline in the traditional watch market partly offset by wearables. If we are unable to adjust our product offerings and reverse the decrease in net sales, our results of operations and financial condition could be adversely affected.
Our success depends upon our ability to continue to develop innovative products, including new generation wearable technology.
Our success depends upon our ability to continue to develop innovative products in the respective markets in which we compete. Wearable technology is a growing category of fashion that offers customers functionality with accessories, including in our hybrid and display smartwatch offerings. Our ability to respond to consumer preferences for wearable technology will depend in part on establishing successful partnerships with or acquiring companies that are involved in developing wearable technology. If we are unable to establish such partnerships or make meaningful acquisitions, this could negatively impact our ability to meet customer demands for wearable technology. Additionally, we may be unable to enhance and develop our products to satisfy consumer demands for wearable technology or we may fail to do so in a timely manner or at competitive prices. We may also fail to understand or estimate correctly the dynamics of this market, such as allowances for sales returns, warranty liabilities, inventory reserves or the allowance for bad debts attributable to this product category. The process of developing new products, particularly technology products, is complex and uncertain, and involves time, substantial costs and risks, which are further magnified when the development process involves integrating new technology or operating systems. Our inability or the inability of our partners, for technological or other reasons, some of which may be beyond our or our partners' control, to enhance, develop, manufacture, distribute and monetize wearable technology products in a timely manner, or at all, in response to changing consumer preferences for wearable technology, could have a material adverse effect on our business, results of operations and financial condition or could result in our products not achieving market acceptance or becoming obsolete. If we are unable to successfully introduce new products, or if our competitors introduce new or superior products, customers may purchase increasing amounts of products from our competitors, which could adversely affect our sales and results of operations. Further, it may take time to establish a stable position in the wearable technology category and any initial results should not be taken as a guarantee of future trends.
We regularly develop new products, features and technology, and new products introduced by us may not achieve consumer acceptance comparable to that of our existing product lines.
We regularly update our product offerings, particularly in the wearable technology space. As is typical with new products, market acceptance of new designs, features, technology and products is subject to uncertainty. In addition, we generally make decisions regarding product designs and technology development several months in advance of the time when consumer acceptance can be measured. If trends shift away from our products, if our wearable technology becomes outdated or if we misjudge the market for our product lines, including demand for older generation technology products, we may be faced with significant amounts of unsold inventory or other conditions which could have a material adverse effect on our financial condition and results of operations
The failure of new product designs, technology or next generation wearable products or new product lines to gain market acceptance could also adversely affect our business and the image of our brands. Achieving market acceptance for new products or technology may also require substantial marketing efforts and expenditures to generate consumer demand. These requirements could strain our management, financial and operational resources. If we do not continue to develop innovative products that provide better design, technology and performance attributes than the products of our competitors and that are accepted by consumers, or if our future product lines misjudge consumer demands, we may lose consumer loyalty, which could result in a decline in our sales and market share.
Our ability to reverse negative sales trends and grow our sales is dependent upon the implementation of our business strategy, which we may not be able to achieve.
Our ability to reverse negative sales trends and grow our sales is dependent on the successful implementation of our business strategy. This includes diversification and innovation of our product offerings, continuing to develop next generation wearable technology, improving our omni-channel and digital capabilities and strategic acquisitions. If we are not successful in the expansion or development of our product offerings, our new products are not profitable or do not generate sales comparable to those of our existing businesses or we are unable to achieve our digital transformation goals, our results of operations could be negatively impacted.

We also operate FOSSIL brand stores and other non-FOSSIL branded stores globally to further strengthen our brand image. As of January 2, 2021, we operated 421 stores worldwide. The costs associated with leasehold improvements to current stores and the costs associated with opening new stores and closing low performing stores, particularly those stores that have seen a significant reduction in traffic, could materially increase our costs of operation.
Operational Risks
The loss of any of our license agreements for globally recognized fashion brand names may result in the loss of significant revenues and may adversely affect our business.
We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of products bearing the brand names of certain globally recognized fashion brands. We sell products under certain licensed brands, including, but not limited to, ARMANI EXCHANGE, DIESEL, DKNY, EMPORIO ARMANI, KATE SPADE NEW YORK, MICHAEL KORS, PUMA and TORY BURCH. Sales of our licensed products amounted to approximately 47.3% of our consolidated net sales for fiscal year 2020, including product sales under the ARMANI brands, which accounted for approximately 19.1% of our consolidated net sales, and MICHAEL KORS product sales, which accounted for approximately 17.0% of our consolidated net sales.
Our significant third-party fashion brand license agreements have various expiration dates between the years 2023 and 2028. In addition, many of these license agreements require us to make minimum royalty payments, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events. For example, our license agreement with MICHAEL KORS provides the licensor with a right to terminate some or all of the licensing rights if we fail to meet certain net sales thresholds for two consecutive years. For fiscal year 2020, we met net sales thresholds for MICHAEL KORS. If we are unable to achieve the minimum net sales thresholds, restrictive covenants and/or other obligations of a license in the future, we would need to seek a waiver of the non-compliance from the applicable licensor or amend the agreement to modify the thresholds, covenants or obligations or face the possibility that the licensor could terminate the license agreement before its expiration date. Though waivers may be obtained for non-compliance, we, or the licensor, may instead elect to modify or terminate the license agreement.
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
Our full display smartwatches use Google’s WEAR OS operating system. We have a license for WEAR OS that expires on April 27, 2022. Sales of our full display smartwatches running the WEAR OS operating system amounted to approximately 12.4% of our consolidated net sales for fiscal year 2020. We may be unable to renew our existing license for WEAR OS beyond the current term. The failure by us to maintain or renew our license for WEAR OS could result in us being unable to produce and market full display smartwatches, which could result in a significant decrease in our sales and have a material adverse effect on our results of operations.
Our inability to effectively manage our retail store operations could adversely affect our results of operations.
During fiscal year 2020, our global comparable retail store sales decreased 25.5%, particularly as a result of the impact of COVID-19 on store closures and reduced traffic. During fiscal year 2021, we anticipate closing approximately 65 to 75 stores globally, depending on lease negotiations, and not opening any additional retail stores. The success of our retail business depends, in part, on our ability to open new profitable stores, close low performing stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to close low performing stores and to renew existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:
•identify suitable markets for new stores and available store locations;
•negotiate acceptable lease terms for new locations or renewal terms for existing locations, particularly for those existing locations that have experienced a significant reduction in traffic;
•hire and train qualified sales associates;

•develop new merchandise and manage inventory effectively to meet the needs of new and existing stores on a timely basis;
•maintain favorable relationships with major developers and other landlords; and
•avoid construction delays and cost overruns in connection with the build-out of new stores.
Our plans to manage our store base may not be successful and the opening of new stores in the future may not result in an increase in our net sales even though they increase our costs. Our inability to effectively manage our retail store base could have a material adverse effect on the amount of net sales we generate and on our financial condition and results of operations.
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
There continues to be a significant decrease in traffic in many of the shopping malls and retail centers in which our stores are located, which has been accelerated by the impact of COVID-19, and has resulted in a significant decrease in traffic to our stores. The resulting decrease in customers for our retail stores has had an adverse effect on our results of operations. Additionally, several national department store anchors have closed or will be closing a number of their locations in shopping malls, which is likely to further decrease traffic and put increasing financial strain on the operators of those shopping mall locations. The loss of an anchor or other significant tenant in a shopping mall in which we have a store, continued declines in traffic to shopping malls or the closure of a significant number of shopping malls in which we have stores, may have a material adverse effect on our results of operations.
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
Fluctuations in the price, availability and quality of the raw materials used in our products could have a material adverse effect on our cost of sales or ability to meet our customers' demand. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including natural resources, increased freight costs, increased labor costs, especially in China, and weather conditions. In the future, we may not be able to pass on all, or a portion of, such higher raw materials prices to our customers.
We rely on third-party assembly factories and manufacturers; and problems with, or loss of, our assembly factories or manufacturing sources could harm our business and results of operations.
The majority of our watch and jewelry products are currently assembled or manufactured to our specifications by independent entities in China. All of our handbags, small leather goods, belts and soft accessories are produced by independent manufacturers. We have no long-term contracts with these independent assembly factories or manufacturers and compete with other companies for production facilities. All transactions between us and our independent assembly factories or manufacturers are conducted on the basis of purchase orders. We face the risk that these independent assembly factories or manufacturers may not produce and deliver our products on a timely basis, or at all. As a result, we cannot be certain that these assembly factories or manufacturers will continue to assemble or manufacture products for us or that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, shortages of raw materials, failures to meet production deadlines, increases in manufacturing costs or pandemic-related delays. Our future success will depend upon our ability to maintain close relationships with our current assembly factories and manufacturers and to develop long-term relationships with other manufacturers that satisfy our requirements for price, quality and production flexibility. Our ability to establish new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery. Any failure by us to maintain long-term relationships with our current assembly factories and manufacturers or to develop relationships with other manufacturers could have a material adverse effect on our ability to manufacture and distribute our products.
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
We are increasingly dependent on information systems to operate our websites, process transactions, manage inventory, monitor sales and purchase, sell and ship goods on a timely basis. We utilize SAP ERP in our U.S. operations and throughout most of our European operations to support our human resources, sales and distribution, inventory planning, retail merchandising and operational and financial reporting systems of our business, and Navision in our Asian operations to support many of the same functions on a local country level. We may experience operational problems with our information systems as a result of system failures, viruses, ransomware, computer "hackers" or other causes. These risks may be heightened as a result of our current majority remote working workforce. Any material disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost, unavailable or delayed, which could result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. Moreover, the failure to maintain, or a disruption in, financial and management control systems could have a material adverse effect on our ability to respond to trends in our target markets, market our products and meet our customers' requirements.
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
During fiscal year 2020, we generated 66.1% of our net sales from outside of the U.S., and we anticipate that revenue from our international operations could account for an increasingly larger portion of our net sales in the future. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, some of which are discussed in more detail below, including:
•recessions in foreign economies;
•the adoption and expansion of trade restrictions or the occurrence of trade wars;
•limitations on repatriation of earnings;
•difficulties in protecting our intellectual property or enforcing our intellectual property rights under the laws of other countries;

•longer receivables collection periods and greater difficulty in collecting accounts receivable;
•difficulties in managing foreign operations;
•social, political and economic instability;
•restrictions on travel to and from international locations as a result of COVID-19 or other viruses;
•political tensions between the U.S. and foreign countries;
•compliance with, changes in or adoption of current, new or expanded regulatory requirements, particularly in the areas of wearable technology and data privacy;
•our ability to finance foreign operations;
•tariffs and other trade barriers;
•U.S. government licensing requirements for exports; and
•the continuing impact of COVID-19, including “shelter in place” and other similar mandated or suggested isolation protocols, which have disrupted, and could continue to disrupt, our retail locations and wholesale customers’ stores, as a result of store closures or reduced operating hours and decreased retail traffic.
The occurrence or consequences of any of these risks may restrict our ability to operate in the affected regions and decrease the profitability of our international operations, which may seriously harm our financial condition.
In certain international markets, our products are sold by independent distributors, which may be difficult and costly to replace.
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
Because a substantial portion of our watches and jewelry and certain of our handbags, sunglasses and other products are assembled or manufactured in China, our success will depend to a significant extent upon future economic and social conditions existing in China. If the factories in China are disrupted for any reason, we would need to arrange for the manufacture and shipment of products by alternative sources. Because the establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery, we are unable to predict whether such new relationships would be on terms that we regard as satisfactory. Any significant disruption in our relationships with our manufacturing sources located in China would have a material adverse effect on our ability to manufacture and distribute our products. In addition, restrictions on travel to and from this and other regions, such as has occurred with COVID-19, and any delays or cancellations of customer orders or the manufacture or shipment of our products, including on account of the COVID-19 pandemic or other health crises, could have a material adverse effect on our ability to meet customer deadlines and timely distribute our products in order to match consumer expectations.
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
In Europe, the populist movement resulted in the Brexit vote, and other election results are signaling increasing populist demands and rises in nationalism, which could have a negative impact on economic policy and consequently pose a potential threat to the unity of the European Union (the "EU"). Brexit occurred on January 31, 2020 under the terms of the Withdrawal Agreement. The Withdrawal Agreement provided for a transition period that ended on December 31, 2020. Prior to the end of the transition period, on December 24, 2020, EU and United Kingdom negotiators agreed to the EU-UK Trade and Cooperation Agreement. Provisional application of the EU-UK Trade and Cooperation Agreement between January 1 and February 28, 2021 has been approved by the European Commission, the European Council and the United Kingdom Parliament to allow sufficient time for the formal ratification of the EU-UK Trade and Cooperation Agreement. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to further instability in global financial markets. In addition, Brexit has created uncertainty as to the future trade relationship between the EU and the United Kingdom.
Our business is dependent upon its international operations, particularly in Asia and Europe. During fiscal years 2020, 2019 and 2018, we generated 66.1%, 63.0% and 59.9%, respectively, of our net sales outside the U.S. In addition, we source the vast majority of our products from outside the U.S.
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
We have made, and may consider in the future, certain acquisitions, domestically and internationally, including acquisitions of certain watch brands and acquisitions of independent distributors of our products. The integration of future acquisitions may not be successful or generate sales increases. When we have acquired businesses, such as Misfit in December 2015, we have acquired businesses that we believe could enhance our business opportunities and our growth prospects. Acquisitions involve risks that could materially affect our business, financial condition and operating results. These risks include:
•distraction of management from our business operations;
•loss of key personnel and other employees;
•costs, delays, and inefficiencies associated with integrating acquired operations and personnel;
•the impairment of acquired assets and goodwill; and
•acquiring the contingent and other liabilities of the businesses we acquire.
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
Risks Related to our Indebtedness
Our debt agreements subject us to certain covenants, which may restrict our ability to operate our business and to pursue our business strategies. Our failure to comply with the covenants contained in our debt agreements or any agreement under which we have incurred other indebtedness, including as a result of events beyond our control, could result in an event of default which could materially and adversely affect our operating results and our financial condition.
On September 26, 2019, the Company and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other subsidiaries of the Company from time to time party thereto designated as borrowers, and certain subsidiaries of the Company from time to time party thereto as guarantors, entered into a $275.0 million secured asset-based revolving credit agreement (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto. In addition, on September 26, 2019, the Company, as borrower, entered into a $200.0 million secured Term Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent, JPMorgan Chase Bank, N.A., Citizens Bank, National Association and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers and the lenders party thereto, which was amended on February 20, 2020, by that certain Amendment No. 1, on May 12, 2020 by that certain Amendment No. 2 and on June 25, 2020 by that certain Amendment No. 3 to Term Credit Agreement (as amended to date, the “Term Credit Agreement”).
The Revolving Facility and Term Credit Agreement impose, and future financing agreements are likely to impose, affirmative and negative covenants that restrict our activities. These restrictions limit or prohibit our ability to, among other things:
•incur additional indebtedness or issue certain types of stock;
•pay dividends or make other distributions, repurchase or redeem our stock;
•make certain investments;
•prepay, redeem, or repurchase certain debt;
•sell assets and issue capital stock of our restricted subsidiaries;
•incur liens;
•enter into agreements restricting our restricted subsidiaries’ ability to pay dividends, make loans to other Fossil entities or restrict the ability to incur liens;
•enter into transactions with affiliates; and
•consolidate or merge.
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
As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
The Revolving Facility and Term Credit Agreement also require us to maintain specified financial ratios and satisfy other financial condition tests in certain circumstances.
The Revolving Facility contains a fixed charge coverage ratio covenant if our Availability (as defined in the Revolving Facility) falls below a certain threshold. The Term Credit Agreement contains a total leverage ratio covenant. In connection with the amendment entered into on June 5, 2020, we were granted relief from compliance with the maximum total leverage ratio covenant until the third fiscal quarter of fiscal year 2021, after which the maximum total leverage ratio permitted under the covenant will be 1.50 to 1.00. Solely during such relief period, we will be subject to a covenant to maintain a consolidated EBITDA of negative $75.0 million for the fiscal quarter ending April 3, 2021, negative $65.0 million for the two fiscal quarter period ending July 3, 2021, and negative $30.0 million for the three fiscal quarter period ending October 2, 2021. The Term Credit Agreement also requires that the Company not permit Liquidity (as defined in the Term Credit Agreement) as of the last day of any fiscal month to be less than $150.0 million. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Debt Facilities” for an additional discussion of the financial covenants contained in the Revolving Facility and Term Credit Agreement.
Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all. In addition, an event of default under the Revolving Facility would permit the lenders to terminate all commitments to extend further credit under the Revolving Facility, and a payment default under the Revolving Facility would trigger a cross default under the Term Credit Agreement. Furthermore, both the Revolving Facility and the Term Credit Agreement are secured by liens on our assets. If we were unable to repay the amounts due and payable under our Revolving Facility or Term Credit Agreement, the applicable lenders could proceed against the collateral granted to them to secure that indebtedness.
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
The amount of borrowings permitted at any time under our Revolving Facility is limited to a periodic borrowing base valuation of, among other things, our eligible accounts receivable and inventory. As a result, our access to credit under our Revolving Facility is potentially subject to significant fluctuations depending on the value of the borrowing base eligible assets as of any measurement date, as well as certain discretionary rights of the administrative agent of our Revolving Facility in respect of the calculation of such borrowing base value. In addition, the Term Credit Agreement limits the amount of borrowings in aggregate principal amount at any time outstanding under the Revolving Facility to $200.0 million. Our inability to borrow at current advance rates or at all under, or the early termination of, our Revolving Facility may adversely affect our liquidity, results of operations and financial position.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly. Borrowings under our Revolving Facility and Term Credit Agreement are at variable rates of interest based on the base rate or the London interbank offered rate (“LIBOR”) and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness could increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
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
The Revolving Facility provides that the lenders thereunder may extend revolving loans in an aggregate principal amount not to exceed $275.0 million at any time outstanding, subject to the Term Credit Agreement and borrowing base availability limitations. The Term Credit Agreement provides for term loans to us in the aggregate principal amount of $200.0 million. As of January 2, 2021, we had $152.0 million outstanding under the Term Credit Agreement and $98.3 million outstanding under the Revolving Facility.
The covenants under the Revolving Facility and Term Credit Agreement allow us to incur additional indebtedness from other sources in certain circumstances.
As a result of our existing indebtedness and our capacity to incur additional indebtedness, we are, and anticipate continuing to be, a highly leveraged company. A significant portion of our cash flow will be required to pay interest and principal on our outstanding indebtedness, and we may be unable to generate sufficient cash flow from operations, or have future borrowings available under our Revolving Facility or Term Credit Agreement, to enable us to repay our indebtedness or to fund other liquidity needs. This level of indebtedness could have important consequences, including the following:

•it requires us to use a significant percentage of our cash flow from operations for debt service and the repayment of our indebtedness, including indebtedness we may incur in the future, and such cash flow may not be available for other purposes;
•it limits our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions and debt service requirements;
•it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;
•we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;
•it may make us more vulnerable to a downturn in our business or the economy;
•it may increase our cost of borrowing;
•it may restrict us from exploiting business opportunities;
•debt service requirements could make it more difficult for us to make payments on our other indebtedness; and
•there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing as needed.
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
Our business may not generate sufficient cash flow from operations and future sources of capital under the Revolving Facility, Term Credit Agreement or otherwise may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we complete an acquisition, our debt service requirements could increase. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the Revolving Facility and Term Credit Agreement, on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity, reducing or delaying capital expenditures, strategic acquisitions, investments and alliances or restructuring or refinancing our indebtedness. We may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.
Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. The Revolving Facility and Term Credit Agreement restrict our ability to conduct asset sales and to use the proceeds from asset sales. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair, and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our debt may accelerate our debt and, to the extent such debt is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our debt.
We may still be able to incur significantly more debt, including secured debt. This could intensify already-existing risks related to our indebtedness.
The terms of the Revolving Facility and Term Credit Agreement contain restrictions on our and the guarantors’ ability to incur additional indebtedness. However, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or the guarantors could incur significant additional indebtedness in the future, much of which could constitute secured, senior, or pari passu indebtedness. As of January 2, 2021, our Revolving Facility provided for unused borrowing capacity of up to $42.1 million. If new debt is added to our current debt levels, the related risks that we and the guarantors now face could intensify.
Repayment of our debt is dependent on cash flow generated by our subsidiaries.
Repayment of our indebtedness, to a certain degree, is dependent on the generation of cash flows by our subsidiaries (including any subsidiaries that are not guarantors) and their ability to make such cash available to us, by dividend, loan, debt repayment, or otherwise. Our subsidiaries may not be able to, or be permitted to, make distributions or other payments to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, applicable U.S. and foreign legal and contractual restrictions or our permanently invested assertion may limit our ability to obtain cash from our subsidiaries. While the terms of the Revolving Facility and Term Credit Agreement limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments, these limitations are subject to important qualifications and exceptions. In the event that we do not receive distributions or other payments from our subsidiaries, we may be unable to make required payments on our indebtedness.
Financial Risks
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
Product mix: traditional watch and jewelry sales typically provide gross margins in excess of historical consolidated gross profit margins, while leather goods and private label products typically provide gross margins below our historical consolidated gross profit margins. In addition, sales of our wearable technology products have produced gross profit margins below our historical consolidated gross profit margins, which we anticipate continuing in fiscal 2021.
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
U.S. tax legislation enacted in December 2017 and potential changes to tax rates under the new Biden Administration may adversely affect our business, results of operations, financial condition and cash flow.
On December 22, 2017, then President Trump signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), following its passage by the United States Congress. The Tax Act made significant changes to U.S. federal income tax laws, including changing the corporate tax rate to a flat 21% rate, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses, and making extensive changes to the U.S. international tax system. The new Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act requiring the inclusion of certain foreign earnings in U.S. taxable income increased our effective tax rate in post-Tax Act fiscal years and will continue to increase it in future years. Technically, corporate shareholders of foreign corporations generating GILTI are generally entitled to a 50% deduction against such income, lowering the effective rate of tax from 21% to 10.5%. Furthermore, they are able to recognize a foreign tax credit for 80% of local taxes paid on GILTI income. Therefore, as long as the GILTI average effective rate is 13.125% or more, the tax associated with GILTI should be fully offset by foreign tax credits. However, when a corporate group has a domestic source loss, the GILTI absorbs this loss, eliminating any ability to carry the loss forward to offset future income. Our effective foreign income tax rate on GILTI is higher than the intended 13.125% threshold. However, the GILTI consumed our domestic source loss for fiscal year 2018 and reduced our loss carryback for fiscal year 2019. We account for GILTI as incurred under the period cost method. In addition, any changes in tax rates or other tax-related changes under the Biden Administration may be adverse to the Company. The impact of any such changes could adversely affect our business, results of operations, financial condition and cash flow.
Our restructuring program may not be successful or we may not fully realize the expected cost savings and/or operating efficiencies from our restructuring plans.
As we announced in the fourth quarter of fiscal 2016, we have implemented, and plan to continue to implement, a restructuring plan to reinvent the Company, strengthen the foundation of the Company for the future and support long-term sales growth and profitability objectives. The program is intended to touch all aspects of our business, enhance operating capabilities, create greater efficiencies and take advantage of our considerable scale. During fiscal years 2020, 2019 and 2018, we recorded $36.5 million, $29.6 million and $46.6 million of restructuring charges, respectively. Restructuring plans present significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including higher than anticipated costs in implementing our restructuring plan, management distraction and employee attrition in excess of headcount reductions. If this program is not successful, then our results of operations and financial condition could be materially adversely affected.
We have recorded impairment charges in the past and may record impairment charges in the future.

We are required, at least annually, or as facts and circumstances warrant, to test trade names to determine if impairment has occurred. We are also required to test property plant and equipment and other long lived assets for impairment as facts and circumstances warrant. Impairment may result from any number of factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected net sales, growth rates, profitability or discount rates, or other variables. If the testing indicates that impairment has occurred, we are required to record a non-cash impairment charge. Should the value of trade names, property plant and equipment and other long lived assets become impaired, it could have an adverse effect on our results of operations.
Increased competition from online only retailers and a highly promotional retail environment may increase pressure on our margins.
The continued increase in e-commerce competitors for retail sales and slowing mall traffic has resulted in significant pricing pressure and a highly promotional retail environment, which has been heightened by the impact of COVID-19. In addition, the traditional watch market has declined in recent years. These factors may cause us to reduce our sales prices to retailers and consumers, which could cause our gross margin to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our business, results of operations, and financial condition.
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
In addition, changes in currency exchange rates may also affect the prices at which we sell products in foreign markets. For fiscal years 2020, 2019 and 2018, 66.1%, 63.0% and 59.9% of our consolidated net sales were generated outside of the U.S. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger

U.S. dollar as compared to the foreign currencies in which we conduct our business. For example, due to a generally stronger U.S. dollar in fiscal year 2020, the translation of foreign based net sales into U.S. dollars reduced our reported net sales by approximately $8.5 million compared to fiscal year 2019. If the value of the U.S. dollar remains at its current levels or strengthens further against foreign currencies, particularly against the euro, Chinese yuan, Indian rupee, Canadian dollar, South Korean won, British pound and Japanese yen, our financial condition and results of operations could be materially and adversely impacted. Although we utilize forward contracts to help mitigate foreign currency risks (mostly relating to the euro, Canadian dollar, British pound, Japanese yen, Mexican peso and Australian dollar), foreign currency fluctuations may have a material adverse impact on our financial condition and results of operations.
The European economic uncertainty and any further debt crisis could adversely impact our financial condition.
The European economic situation, particularly with the withdrawal by the United Kingdom from the European Union, has contributed to instability in certain international credit markets. During fiscal year 2020, we generated 32.6% of our consolidated net sales from our Europe segment. If global economic and market conditions, or economic conditions in Europe remain uncertain or deteriorate, the value of the euro could decline. Any additional financial instability in stressed European countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. If this were to occur or if the value of the euro were to weaken against the U.S. dollar, our financial condition and results of operations could be materially and adversely impacted.
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
•seasonality in our business;
•changes in our, and our competitors', business strategy or pricing;
•implementation of our restructuring plan;
•the successful management of our Company-owned retail store operations;
•the timing of certain selling, general and administrative expenses;
•completing acquisitions and the costs of integrating acquired operations;
•international currency fluctuations, operating challenges and trade regulations;
•acts of terrorism or acts of war;
•government regulation; and
•the continuing impact of COVID-19.
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
Legal, Compliance and Reputational risks
A data security or privacy breach could damage our reputation, harm our customer relationships, expose us to litigation or government actions, and result in a material adverse effect to our business, financial condition and results of operations.
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
Beginning in July 2018, certain of our products have been subject to additional ad valorem duties imposed by the U.S. government on products of China under Section 301 of the Trade Act of 1974. These tariffs, imposed via four successive “Lists” were the result of an April 2018 determination by the Office of the U.S. Trade Representative that China’s acts, practices, and policies with respect to technology transfer, intellectual property, and innovation are unreasonable or discriminatory and burden or restrict U.S. commerce.
In particular, certain of our packaging and handbag products have been subject to an additional 25% ad valorem tariff, based on the first sale export price as imported into the U.S., since July 2018 (“List 1”). Certain of our handbag and wallet products were subject to an additional 10% ad valorem tariff, based on the first sale export price as imported into the U.S., beginning in September 2018, a rate that was then raised to 25% ad valorem from June 2019 to present (“List 3”). Finally, smart watches, certain jewelry products, and several of our traditional watch products were subject to an additional 15% ad valorem tariff, based on the first sale export price as imported into the U.S., beginning in September 2019, a rate that was lowered to 7.5% ad valorem from February 2020 to present (“List 4A”).
Biden Administration officials have publically stated that, while these tariffs are under review, they are likely to remain in place for the foreseeable future. However, we have joined litigation before the U.S. Court of International Trade challenging the legality of the Section 301 List 3 and List 4A tariffs and seeking refunds of duties paid on imports that were subject to those tariffs. That litigation is ongoing with a decision possible in late 2021 at the earliest. As a result, it is difficult to accurately estimate the impact on our business from these tariff actions or similar actions. However, assuming no further offsets from price increases, sourcing changes, or other changes to trade policy and regulatory rulings, all of which are currently under review, the estimated gross profit exposure from the Section 301 tariffs is approximately $15.0 million in fiscal year 2021.
If the tariffs continue or increase, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China or otherwise change our sourcing strategy for these products, resulting in significant costs and disruption to our operations. Even if the U.S. further modifies these tariffs, it is always possible that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.
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
Risks Relating to our Common Stock
Our CEO owns approximately 6.3% of our outstanding common stock.
Mr. Kosta Kartsotis owns approximately 6.3% of our common stock as of January 2, 2021. As a result, he is in a position to influence the outcome of elections of our directors, the adoption, amendment or repeal of our bylaws and any other actions requiring the vote or consent of our stockholders, and to otherwise influence our affairs.
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
Research analysts may publish their own quarterly projections regarding our operating results. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet securities research analysts' projections. Similarly, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline. As of January 2, 2021, there were no major firm analysts covering our stock.
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
General Risks
Any deterioration in the global economic environment, and any resulting declines in consumer confidence and spending, could have an adverse effect on our operating results and financial condition.
Uncertainty in global markets, slowing economic growth, high levels of unemployment, the impact and duration of the COVID-19 pandemic and eroding consumer confidence can negatively impact the level of consumer spending for discretionary items. This can affect our business as it is dependent on consumer demand for our products. Global economic conditions remain uncertain, and the possibility remains that domestic or global economies, or certain industry sectors of those economies that are key to our sales, may slow or deteriorate, which could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition.
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
Our businesses are subject to risks generally associated with doing business abroad, such as foreign governmental regulation in the countries in which our manufacturing sources are located, primarily China. While we have not experienced any material issues with foreign governmental regulations that would impact our arrangements with our foreign manufacturing sources, we believe that this issue is of particular concern with regard to China due to the less mature nature of the Chinese market economy, the historical involvement of the Chinese government in the industry and recent trade tensions between China and the United States. If regulations were to render the conduct of business in a particular country undesirable or impracticable, or if our current foreign manufacturing sources were for any other reason to cease doing business with us, such a development could have a material adverse effect on our product sales and on our supply, manufacturing and distribution channels.
Our business is also subject to risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import products at current or increased levels. Substantially all of our import operations are subject to customs duties imposed by the governments where our production facilities are located on imported products, including raw materials. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to whether raw materials must be purchased, additional workplace regulations or other restrictions on our imports will be imposed upon the importation of our products in the future or adversely modified, or what effect such actions would have on our costs of operations. For example, our products imported to the United States are subject to U.S. customs duties, and in the ordinary course of our business, we may from time to time be subject to claims by U.S. Customs and Border Protection for duties and other charges. Factors that may influence the modification or imposition of these restrictions may include determinations by the Office of the U.S. Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to U.S. firms, trade disputes between the United States and another country that leads to withdrawal of “most favored nation” status for that country and economic and political changes within a country that are viewed unfavorably by the U.S. government, resulting in trade policy changes towards that country. Future quotas, duties, or tariffs may have a material adverse effect on our business, financial condition and results of operations. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, financial condition and results of operations.
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Company Facilities.    As of the end of fiscal year 2020, we owned or leased the following material facilities in connection with our U.S. and international operations:

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

Retail Store Facilities.    As of the end of fiscal year 2020, we had 415 lease agreements for retail space for the sale of our products. The leases, including renewal options, expire at various times through 2030. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also generally required to pay our pro rata share of common area maintenance costs, real estate taxes, insurance, maintenance expenses and utilities.
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
As of March 5, 2021, there were approximately 67 holders of record of our shares of common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher.
We have not declared or paid any dividends since our formation and currently do not intend to pay dividends for the foreseeable future. Our current business plan is to retain any future earnings to finance the growth of our business.

Common Stock Performance Graph
The following performance graph compares the cumulative return of our shares of common stock over the preceding five year periods with that of the broad market Standard & Poor's 500 Stock Index ("S&P 500 Index") and the NASDAQ Retail Trades Group. Each index assumes $100 invested at December 31, 2015 and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.
2020 COMPARATIVE TOTAL RETURNS
Fossil Group, Inc.,
NASDAQ Retail Trades and S&P 500 Index
(Performance Results through 12/31/2020)

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Fossil Group, Inc.	$100.00	$70.73	$21.25	$43.03	$21.55	$23.71
S&P 500 Index	$100.00	$109.53	$130.81	$122.65	$158.07	$183.77
NASDAQ Retail Trades	$100.00	$102.39	$127.67	$136.46	$171.14	$241.62
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2010, our Board of Directors approved a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date, and as of January 2, 2021, no shares had been repurchased under it. As of January 2, 2021, the Company had $30.0 million of repurchase authorizations remaining under its repurchase program.
There were no shares of common stock repurchased during fiscal year 2020, 2019 or 2018.

Item 6.    Selected Financial Data
The following information should be read in conjunction with our consolidated financial statements and notes thereto contained in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K (in thousands, except for per share data).

Fiscal Year	2020	2019	2018	2017	2016
Net sales	$1,613,343	$2,217,712	$2,541,488	$2,788,163	$3,042,371
Gross profit	770,356	1,099,438	1,340,137	1,358,839	1,578,186
Operating income (loss)	(135,319)	(28,383)	62,711	(424,276)	127,146
Net income (loss)	(95,940)	(50,012)	(938)	(473,559)	85,603
Net income (loss) attributable to Fossil Group, Inc.	(96,095)	(52,365)	(3,478)	(478,172)	78,868
Earnings (loss) per share:
Basic	(1.88)	(1.04)	(0.07)	(9.87)	1.64
Diluted	(1.88)	(1.04)	(0.07)	(9.87)	1.63
Weighted average common shares and common equivalent shares outstanding:
Basic	51,116	50,230	49,196	48,468	48,136
Diluted	51,116	50,230	49,196	48,468	48,323
Working capital	$431,949	$500,278	$652,766	$781,900	$932,705
Total assets	1,478,505	1,604,732	1,575,198	1,658,372	2,186,897
Total long-term liabilities	479,947	541,711	380,764	568,337	756,874
Stockholders' equity attributable to Fossil Group, Inc.	439,090	503,054	585,543	576,133	1,006,236
Return on average stockholders' equity attributable to Fossil Group, Inc.(1)	(22.1)%	(9.8)%	(0.6)%	(62.3)%	8.2%
_______________________________________________
(1)Calculated by dividing net income (loss) attributable to Fossil Group, Inc. by five quarter average stockholders' equity attributable to Fossil Group, Inc.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 1. Business, Item 1A. Risk Factors and our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including but not limited to those included in Item 1A. Risk Factors and other portions of this Annual Report on Form 10-K.
Overview
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
The vast majority of our products are sourced internationally, with a substantial percentage of our watch and jewelry products assembled or manufactured by entities that are majority owned by us. During fiscal 2020, approximately 43% of our global watch production was assembled or sourced through wholly or majority owned factories. This vertical integration of our business allows for better flow of communication, consistent quality, product design protection and improved supply chain speed, while still allowing us to utilize non-owned production facilities for their unique capabilities and to cover production needs over internal capabilities.
We operate our business in three segments which are divided into geographies. Net sales for each geographic segment are based on the location of the selling entity and each reportable segment provides similar products and services.
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical point of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 185 Company-owned stores as of the end of fiscal 2020 and an extensive collection of products available through our owned websites. As of the end of fiscal 2020, net sales in the Americas segment accounted for 39.8% of our consolidated revenue.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 147 Company-owned stores as of the end of fiscal 2020 and an extensive collection of products available through our owned websites. As of the end of fiscal 2020, net sales in the Europe segment accounted for 32.4% of our consolidated revenue.
Asia: The Asia segment is comprised of sales to customers based in Australia, China (including Hong Kong, Macau, and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 89 Company-owned stores as of the end of fiscal 2020 and an extensive collection of products available through our owned websites. As of the end of fiscal 2020, net sales in the Asia segment accounted for 26.9% of our consolidated revenue.
Our consolidated gross profit margin is influenced by our diversified business model that includes, but is not limited to: (i) a significant number of product categories we distribute, (ii) the multiple brands we offer within several product categories, (iii) the geographical presence of our businesses and (iv) the different distribution channels we sell to or through.
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
Known or Anticipated Trends
Based on our recent operating results and current perspectives on our operating environment, we anticipate the following trends will continue to impact our operating results:
COVID-19: In March 2020, a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization. Our business operations and financial performance for fiscal year 2020 were materially impacted by COVID-19. The COVID-19 pandemic has negatively affected the global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures of non-essential businesses and orders to “shelter-in-place.” We remain focused on protecting the health and safety of our employees, customers and suppliers to minimize potential disruptions and supporting the community to address challenges posed by the global COVID-19 pandemic. Despite the introduction of new vaccines to fight the virus, the time to administer vaccines on a global scale along with the emergence of new variants of the virus, continue to cast some uncertainty on global consumer behavior. As a result, we expect continuing disruptions in consumer spending patterns and traffic in traditional brick and mortar shopping centers.
Business Strategies and Outlook: Notwithstanding the COVID-19 pandemic, we plan to execute the following strategies to enhance our brands, grow our revenue and improve profitability. We believe that these strategies remain highly relevant, and are important to our long-term success. The first strategic initiative is to increase brand excitement by crafting compelling stories that build upon brand equities for both owned and licensed brands across our product categories. Key to this strategy is our ongoing effort in innovation in our product categories and marketing capabilities, where we aim to build larger communities of brand loyalists. Our second strategic initiative is to accelerate digital sales. We continue to invest in our owned e-commerce sites around the world and in third party marketplaces to enhance our direct to consumer engagement, which we believe can build long term customer value. The current operating environment created by the COVID-19 pandemic is further accelerating consumers' adoption of the digital channel for commerce and marketing. Our third strategic initiative is expanding our opportunity in mainland China and India. In these countries, we are continuing to execute against a strategy centered around localized marketing and segmented assortments. Although the impact of COVID-19 is likely to disrupt our growth trajectory in the short to intermediate term, we continue to view mainland China and India as compelling long-term opportunities. Our fourth strategic initiative is to optimize our operations. In addition to completing our New World Fossil (“NWF 1.0”) restructuring program in 2019 that delivered $200 million of run-rate savings, we initiated the New World Fossil – Transform to Grow (“NWF 2.0”) initiative in 2019 aimed to further simplify our operations and to re-allocate resources toward growth and to realize $200 million in run-rate savings over a multi-year period. In fiscal year 2019, the NWF 2.0 program achieved $50 million in savings. In fiscal year 2020, due to the expected near term impact of COVID-19, we increased the program’s goal from $200 million to $250 million in run-rate savings. In fiscal year 2020, we achieved approximately $175 million in savings and expect to complete the program’s savings plan in 2021. In addition to the Company’s NWF 2.0 program, we expect to optimize our operations with further reductions to our store footprint and increased focus on inventory management and supply chain efficiency.

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
Product Returns.    We accept limited returns from customers. We monitor returns and maintain a provision for estimated returns based upon historical experience, current information and any specific issues identified. While returns have historically been within our expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that our products are performing poorly in the retail market and/or we experience product damages or defects at a rate significantly higher than our historical rate, the resulting returns could have an adverse impact on the operating results for the period or periods in which such returns occur. If our allowance for product returns were to change by 10%, the impact, excluding taxes, would have been an approximate $2.4 million change to net income (loss).
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
In fiscal year 2020, as a result of a triggering event, we recorded impairment charges of $2.5 million related to the MICHELE trade name. For our annual fiscal year 2020 impairment test, a discount rate of 12.5% and a royalty rate of 5% were used to estimate the MICHELE trade name fair value. The MICHELE trade name represented approximately 68%, 71% and 34% of our total trade name balances at the end of fiscal years 2020, 2019 and 2018, respectively. No impairment charges were recorded to the MICHELE trade name in fiscal years 2019 or 2018. As of January 2, 2021, the fair value of the MICHELE trade name exceeded its carrying value by approximately 50%.
We test our finite-lived trade name for impairment whenever events or conditions indicate that the carrying value of the asset might not be recoverable. The SKAGEN trade name is being fully amortized on a straight-line basis over its remaining estimated useful life of 5 years as of January 2, 2021. The SKAGEN trade name represented approximately 29% of our total trade name balance at the end of both fiscal years 2020 and 2019 and 66% at the end of fiscal year 2018. We recorded no impairment charges in fiscal year 2020 and impairment charges of $16.6 million and $6.2 million for fiscal years 2019 and 2018, respectively, related to the SKAGEN trade name.

Property, Plant and Equipment and Lease Impairment.    We test for asset impairment of property, plant and equipment and lease assets whenever events or conditions indicate that the carrying value of an asset might not be recoverable based on expected undiscounted cash flows related to the asset. In evaluating long-lived assets for recoverability, we calculate fair value using our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. When undiscounted cash flows estimated to be generated through the operations of our Company-owned retail stores are less than the carrying value of the underlying assets, the assets are impaired. If it is determined that assets are impaired, an impairment loss is recognized for the amount that the asset's book value exceeds its fair value. Should actual results or market conditions differ from those anticipated, additional losses may be recorded. We recorded impairment losses in selling, general, and administrative ("SG&A") expense of $27.3 million and $7.9 million in fiscal years 2020 and 2019, respectively, related to lease assets. We recorded impairment losses in SG&A expense of $4.0 million, $0.7 million and $1.9 million in fiscal years 2020, 2019 and 2018, respectively, related to property, plant and equipment. We recorded impairment losses in restructuring charges of $2.9 million and $1.7 million in fiscal years 2020 and 2019, respectively, related to lease assets. We recorded impairment losses in restructuring charges of $1.1 million, $0.6 million and $1.7 million in fiscal years 2020, 2019 and 2018, respectively, related to property, plant and equipment. In fiscal year 2020, an increase of 100 basis points to the discount rate would have increased property, plant and equipment and lease impairment expense by $0.1 million. A 10% decrease in future expected cash flows would have increased impairment expense by $2.1 million. We recorded a loss on disposal related to the write off of property, plant and equipment of $0.1 million, $0.5 million and $0.6 million in fiscal years 2020, 2019 and 2018, respectively.
Income Taxes.    We record valuation allowances against our deferred tax assets, when necessary, in accordance with ASC 740, Income Taxes ("ASC 740"). Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made. The valuation allowance for fiscal years 2020, 2019 and 2018 was $109.3 million, $118.1 million and $95.8 million, respectively.
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. We accrue an amount for our estimate of additional income tax liability which we believe we are more likely than not to incur as a result of the ultimate resolution of tax audits ("uncertain tax positions"). We review and update the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities upon completion of tax audits, expiration of statutes of limitation, or occurrence of other events. The results of operations and financial position for future periods could be impacted by changes in assumptions or resolutions of tax audits.
The GILTI provisions of the Tax Cuts and Jobs Act of 2017 (the "TCJ Act”) requiring the inclusion of certain foreign earnings in U.S. taxable income will continue to have an adverse impact on our effective tax rate. The GILTI impact will be accounted for as incurred under the period cost method. In addition, our valuation allowance analysis is affected by various aspects of the TCJ Act, including the limitation on the deductibility of interest expense and the impact of the GILTI. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which was signed into law on March 27, 2020, allowed a carryback of the Company’s net operating losses for fiscal years 2019 and 2020. Valuation allowances in the amount of $23.1 million related to these loss carrybacks were released in fiscal year 2020.
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

Due to the nature of connected products, their warranty costs are usually more than traditional products. A shift in product mix from traditional to connected products generally results in an increase in warranty liabilities. The year-end warranty liability for fiscal years 2020, 2019 and 2018 was $21.9 million, $23.1 million and $22.8 million, respectively.

Recently Issued and Adopted Accounting Standards
See "Note 1 - Significant Accounting Policies" to the consolidated financial statements, which are contained in Item 8 of this report and are incorporated by reference herein.

Results of Operations
Executive Summary
Results for the 53 weeks ended January 2, 2021 were impacted by the challenging retail environment which was further intensified by the COVID-19 global pandemic. Net sales decreased 27% (28% in constant currency) as compared to fiscal year 2019 and generated a net loss of $96 million in fiscal year 2020, as compared to a net loss of $52 million in fiscal year 2019. Beginning in March 2020, the Company initiated several actions that were designed to reduce spending and improve liquidity in order to navigate the severity of the global pandemic. The actions, listed below, along with other actions under the NWF 2.0 program supported an overall reduction in our SG&A expenses from $1.1 billion to $866.7 million.
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
Employee Actions: During the second quarter of fiscal year 2020, we implemented weekly work hour reductions (e.g., from 40 hours to 32 or 24 hours) and work-reduction furloughs for certain other employees. We also have implemented base salary reductions for a substantial number of our employees globally and reduced corporate staff levels. In the third quarter of fiscal year 2020, we reinstated normal work week schedules. We closed all of our corporate offices at various times in 2020. We believe our employees have generally been successful in transitioning to a virtual working environment. Currently, most of our offices have reopened in some capacity, and we are following government regulations and have health and safety guidelines in place.
Office and Retail Location Expenses: We have entered into agreements, or are in discussions with, many of our retail and corporate office landlords to modify rent payments, receive other concessions or otherwise reduce our operating costs for these locations. Refer to "Note 13 - Leases" to our consolidated financial statements for more information.
Marketing and Other Expenses: We have reduced marketing and other operating expenses, like time and expense and services.
Capital Expenditures: Capital expenditures for fiscal year 2020 were approximately $9 million, compared to original expectations of approximately $25 million. This reduction was made in accordance with our amended credit agreement and reflects the deferral or cancellation of certain planned investments.
Other Liquidity Improvements: We have also extended the payment terms with a number of our vendors and suppliers globally and reduced our inventory purchases to improve working capital.
Our Term Credit Agreement (as defined in "Note 10 - Debt Activity" to our consolidated financial statements) contains certain affirmative and negative covenants. In June 2020, we entered into Amendment No. 3 to our Term Credit Agreement to amend, among other things, certain of these financial covenants as a result of the impact of COVID-19 on our business. Refer to “Note 10 - Debt Activity" to our consolidated financial statements for additional details on the Term Credit Agreement. We are currently in compliance with the covenants in our debt agreements, and management believes its business plans will result in adequate cash flows to support our ongoing operations and meet our covenant requirements for one year following the date these financial statements are issued.
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

Fiscal Year 2020 Compared to Fiscal Year 2019
Consolidated Net Sales.  Net sales decreased $604.4 million or 27.3% (27.6% in constant currency) for fiscal year 2020, as compared to fiscal year 2019. We experienced sales declines in all three geographic segments and major product categories as a result of the challenging retail environment which was further intensified by the COVID-19 pandemic with temporary store closures in our direct to consumer and wholesale channels and reduced traffic as stores re-opened. Comparable retail sales declined in the mid-twenties on a percentage basis on a 53-week calendar during the fiscal year 2020, but were partially offset by strong positive e-commerce comparable retail sales. We have reduced our store footprint by 30 stores since the end of fiscal year 2019 and expect to reduce it further during fiscal year 2021.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period (dollars in millions):

	Fiscal Year
	2020		2019		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency
	Amounts		Amounts		Dollars
Watches	$1,299.8	80.6%	$1,802.5	81.3%	$(502.7)	(27.9)%	(28.2)%
Leathers	173.6	10.7	238.6	10.8	(65.0)	(27.2)	(27.6)
Jewelry	102.9	6.4	123.2	5.6	(20.3)	(16.5)	(18.1)
Other	37.0	2.3	53.4	2.3	(16.4)	(30.7)	(31.3)
Total net sales	$1,613.3	100.0%	$2,217.7	100.0%	$(604.4)	(27.3)%	(27.6)%
The following table sets forth consolidated net sales by segment and the changes in net sales by segment on both a reported and constant currency basis from period to period (dollars in millions):

	Fiscal Year
	2020		2019		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency
	Amounts		Amounts		Dollars
Americas	$642.2	39.8%	$950.0	42.8%	$(307.8)	(32.4)%	(32.1)%
Europe	522.4	32.4	715.5	32.3	(193.1)	(27.0)	(28.6)
Asia	434.3	26.9	535.1	24.1	(100.8)	(18.8)	(18.7)
Corporate	14.4	0.9	17.1	0.8	(2.7)	(15.8)	(17.0)
Total net sales	$1,613.3	100.0%	$2,217.7	100.0%	$(604.4)	(27.3)%	(27.6)%
Americas Net Sales. Americas net sales decreased $307.8 million or 32.4% (32.1% in constant currency) for fiscal year 2020 as compared to fiscal year 2019. In the region, sales declined in the U.S., Canada and Mexico. Strong sales growth in e-commerce partially offset the declines in other channels. Sales declined in nearly all brands, most notably in FOSSIL and MICHAEL KORS. Comparable retail sales declined in the mid-twenties on a percentage basis on a 53-week calendar during fiscal year 2020, driven by traffic declines due to the COVID-19 pandemic, partially offset by strong positive e-commerce comparable retail sales.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Americas segment (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2020	2019	Dollars
Watches	$507.3	$769.6	$(262.3)	(34.1)%	(33.8)%
Leathers	104.6	145.6	(41.0)	(28.2)	(28.0)
Jewelry	24.0	24.8	(0.8)	(3.2)	(4.0)
Other	6.3	10.0	(3.7)	(37.0)	(36.0)
Total	$642.2	$950.0	$(307.8)	(32.4)%	(32.1)%
Europe Net Sales. During fiscal year 2020, Europe net sales decreased $193.1 million or 27.0% (28.6% in constant currency) in comparison to fiscal 2019. During fiscal 2020, most of the brands in the portfolio declined, with the largest sales decreases in FOSSIL and MICHAEL KORS. Sales were down in all markets, most notably in Germany and the U.K. Strong e-commerce sales growth partially offset declines in our retail store and wholesale channels. Comparable retail sales in the region decreased in the mid-twenties on a percentage basis on a 53-week calendar during fiscal 2020, driven by temporary store closures and traffic declines due to the COVID-19 pandemic, but were partially offset by strong positive e-commerce comparable retail sales.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Europe segment (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2020	2019	Dollars
Watches	$404.5	$557.5	$(153.0)	(27.4)%	(29.0)%
Leathers	36.6	47.3	(10.7)	(22.6)	(24.5)
Jewelry	71.2	92.9	(21.7)	(23.4)	(25.4)
Other	10.1	17.8	(7.7)	(43.3)	(44.4)
Total	$522.4	$715.5	$(193.1)	(27.0)%	(28.6)%
Asia Net Sales. In fiscal year 2020, Asia net sales decreased $100.8 million or 18.8% (18.7% in constant currency) in comparison to fiscal 2019. Sales of most brands declined during fiscal 2020 as compared to fiscal 2019, most notably in FOSSIL. Strong e-commerce sales growth partially offset retail store and wholesale sales declines. Within the region, we continued to have strong sales growth in mainland China, while all other major markets declined. For fiscal 2020, comparable retail sales decreased in the low-thirties on a percentage basis on a 53-week calendar driven by temporary store closures and traffic declines due to the COVID-19 pandemic, but were partially offset by strong positive e-commerce comparable retail sales.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Asia segment (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2020	2019	Dollars
Watches	$388.0	$475.4	$(87.4)	(18.4)%	(18.2)%
Leathers	32.4	45.7	(13.3)	(29.1)	(29.1)
Jewelry	7.7	5.4	2.3	42.6	42.6
Other	6.2	8.6	(2.4)	(27.9)	(29.1)
Total	$434.3	$535.1	$(100.8)	(18.8)%	(18.7)%

Stores. The following table sets forth the number of stores by concept for the fiscal years ended below:

	January 2, 2021				December 28, 2019
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Accessory stores	72	68	54	194	85	83	53	221
Outlets	113	76	32	221	114	74	35	223
Full priced multi-brand	—	3	3	6	—	4	3	7
Total stores	185	147	89	421	199	161	91	451
During fiscal year 2020, we opened 15 new stores and closed 45 stores. During fiscal year 2021, we anticipate closing approximately 65 to 75 stores globally, depending on lease negotiations, and not opening any additional retail stores.
Both stores and e-commerce sites are included in comparable retail sales in the thirteenth month of operation. Stores that experience a gross square footage increase of 10% or more due to an expansion and/or relocation are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the expansion and/or relocation. Comparable retail sales were adjusted to normalize the 53-week fiscal year 2020 with the 52-week fiscal year 2019. Comparable retail sales also exclude the effects of foreign currency fluctuations.
Gross Profit. Gross profit of $770.4 million in fiscal year 2020 decreased $329.1 million, or 29.9%, in comparison to $1.1 billion in fiscal year 2019 primarily due to a decline in sales. Gross profit margin rate decreased to 47.7% in fiscal year 2020 compared to 49.6% in fiscal year 2019. The gross profit margin rate contracted primarily due to heightened promotional activity, increased product costs including freight and factory cost absorption on lower sales volumes and an unfavorable currency impact of approximately 20 basis points. These costs were partially offset by favorable region and product mix and a higher mix of e-commerce sales.
Operating Expenses. For fiscal year 2020, total operating expenses decreased by $222.1 million and, as a percentage of net sales, increased to 56.1%, compared to 50.9% in fiscal year 2019. SG&A expenses were $214.9 million lower in fiscal year 2020 compared to fiscal year 2019 mainly due to corporate and regional infrastructure reductions driven by NWF 2.0 initiatives and lower store costs as a result of store closures including a $14 million gain related to early lease terminations. During fiscal year 2020, we incurred restructuring costs of $36.5 million associated with employee costs, professional services and store closures under our NWF initiatives compared to restructuring costs of $29.6 million in fiscal year 2019. We incurred non-cash intangible asset impairment charges of $2.5 million in fiscal year 2020 compared to $16.6 million in fiscal year 2019. The translation of foreign-denominated expenses during fiscal year 2020 increased operating expenses by approximately $3.4 million as a result of the weaker U.S. dollar.
Operating Income (Loss). Operating income (loss) was a loss of $135.3 million in fiscal year 2020, as compared to a loss of $28.4 million in the prior fiscal year, primarily resulting from the $604.4 million decline in net sales during fiscal year 2020 as compared to fiscal year 2019. Within operating expenses, SG&A decreased due to corporate and regional infrastructure reductions and lower store costs due to store closures both as part of our long-term operating strategy and as a response to the global COVID-19 pandemic. The gross margin rate primarily decreased due to heightened promotional activity, increased product costs and an unfavorable currency impact, partially offset by favorable region and product mix and a higher mix of e-commerce sales. As a percentage of net sales, operating margin decreased to (8.4)% in fiscal year 2020 as compared to (1.3)% in fiscal year 2019.
Operating income (loss) by operating segment is summarized as follows (dollars in millions):

	Fiscal Year		Growth (Decline)		Operating Margin %
	2020	2019	Dollars	Percentage	2020	2019
Americas	$33.0	$66.7	$(33.7)	(50.5)%	5.1%	7.0%
Europe	19.5	88.3	(68.8)	(77.9)	3.7	12.3
Asia	62.6	101.2	(38.6)	(38.1)	14.4	18.9
Corporate	(250.4)	(284.6)	34.2	(12.0)
Total operating income (loss)	$(135.3)	$(28.4)	$(106.9)	376.4%	(8.4)%	(1.3)%

Interest Expense. Interest expense increased by $1.9 million in fiscal year 2020, primarily driven by increased debt issuance costs and original issue discount amortization as a result of our September 26, 2019 debt agreement and subsequent amendments.
Other Income (Expense)—Net. During fiscal year 2020, other income (expense) - net was a loss of $4.8 million compared to income of $27.0 million the prior fiscal year. This change was primarily driven by a $21.6 million gain on the sale of intellectual property to Google in the prior fiscal year and net foreign currency losses during fiscal year 2020 as compared to net gains in the prior fiscal year.
Provision for Income Taxes. During fiscal year 2020, there was an income tax benefit of $76.0 million, resulting in an effective tax rate of 44.2%, compared to (59.6)% in fiscal year 2019. The 2020 effective rate was favorably impacted by the net operating loss carryback provision of the CARES Act that allowed the Company to recognize the benefit of the 2019 and 2020 U.S. tax losses since these losses can be carried back to prior tax years resulting in tax refunds. Valuation allowances were released related to these carrybacks. These favorable impacts were partially offset by the accrual of valuation allowances on some foreign net deferred tax assets and net operating losses. The Company has recorded a short-term tax receivable of $37.7 million for the 2019 tax net operating loss carryback refund. A long-term tax receivable of $52.3 million was recorded for the 2020 tax net operating loss carryback refund.
Net Income (Loss) Attributable to Fossil Group, Inc. Fiscal year 2020 net income (loss) attributable to Fossil Group, Inc. was a net loss of $96.1 million, or $1.88 per diluted share, in comparison to a net loss of $52.4 million, or $1.04 per diluted share, in the prior fiscal year. Fiscal year 2020 included restructuring charges of $0.56 per diluted share and non-cash intangible asset impairment charges of $0.04 per diluted share. In comparison, fiscal year 2019 included restructuring charges of $0.47 per diluted share and non-cash intangible asset impairment charges of $0.25 per diluted share. Fiscal year 2020 net income (loss) attributable to Fossil Group, Inc. was negatively impacted by a decline in gross margin, partially offset by reduced operating expenses. The Company also benefited from a $21.6 million gain on the sale of intellectual property to Google in the prior fiscal year. Currencies, including both the translation impact on operating earnings and the impact of foreign currency hedging contracts, unfavorably affected the year-over-year diluted earnings (loss) per share comparison by $0.20.
Fiscal Year 2019 Compared to Fiscal Year 2018

For a discussion of our results of operations in fiscal year 2019 compared to fiscal year 2018, please see Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 filed with the SEC, which is incorporated herein by reference.

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of fiscal year 2020 was $316.0 million, including $277.4 million held by foreign subsidiaries outside the U.S., in comparison to $200.2 million at the end of fiscal year 2019, including $189.7 million held by foreign subsidiaries outside the U.S. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges, strategic investments such as acquisitions and other capital expenditures. We believe cash flows from operations, including our current and planned cost savings measures, combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for the next twelve months. Although we believe we have adequate sources of liquidity in the short-term and long-term, the success of our operations, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity.
For fiscal year 2020, we generated operating cash flow of $101.2 million. A net loss of $95.9 million was more than offset by net non-cash items of $180.6 million and an increase in working capital items of $16.6 million. Non-cash items primarily consisted of non-cash lease expense of $109.3 million and depreciation, amortization and accretion charges of $43.1 million. We increased our borrowings under the Revolving Facility as a precautionary measure to increase our cash position, provide liquidity for a sustained period and to preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic.
Accounts receivable decreased by 20.7% to $229.8 million at the end of fiscal year 2020 compared to $289.7 million at the end of the prior fiscal year, primary driven by a decrease in sales. Average days sales outstanding for our wholesale business for fiscal year 2020 increased seven days as compared to fiscal year 2019.
Inventory at the end of fiscal year 2020 was $295.3 million, representing a decrease of 34.7% from the prior fiscal year inventory balance of $452.3 million largely reflecting accelerated inventory reduction actions, particularly of older generation connected product, and proactive management of inbound receipts to align with reduced consumer demand.
At the end of fiscal year 2020, we had working capital of $431.9 million compared to working capital of $500.3 million at the end of the prior fiscal year. Additionally, at the end of fiscal year 2020, we had approximately $41.6 million of outstanding short-term borrowings and $185.9 million in long-term debt.
For the fiscal year ending January 1, 2022, we expect total capital expenditures to be approximately $20 million. Our capital expenditure budget is an estimate, and while it is subject to change, it is also limited by the terms of our credit agreement. We believe that cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months.
Debt Facilities
On September 26, 2019, we, as the U.S. borrower, and certain of our foreign subsidiaries, as the non-U.S. borrowers, and certain of our other subsidiaries from time to time party thereto designated as borrowers (collectively the “ABL Borrowers”), and certain of our subsidiaries from time to time party thereto as guarantors, entered into the Revolving Facility with JPMorgan Chase Bank, N.A. as administrative agent (the “ABL Agent”), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the “ABL Lenders”). In addition, on September 26, 2019, we, as borrower, entered into the Term Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent (the “Term Agent”), JPMorgan Chase Bank, N.A., Citizens Bank, National Association and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers and the lenders party thereto (the “Term Loan Lenders”).
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
The Term Credit Agreement provides for term loans to us in the aggregate principal amount of $200 million. Proceeds from the Term Credit Agreement were reduced by a $12.0 million original issue discount, which is presented as a reduction of the Term Credit Agreement on our consolidated balance sheet and is being amortized to interest expense over the life of the term loan.
On February 20, 2020, pursuant to the terms of the Amendment No. 1 (the "First Amendment") to the Term Credit Agreement, we, the administrative agent and the ABL lenders agreed to modify certain terms of the Term Credit Agreement to, among other things, (i) increase the interest rate applicable to the term loans under the Term Credit Agreement (a) in the case of Eurodollar loans, from the adjusted LIBO rate plus 6.50% to the adjusted LIBO rate plus 8.00%, and (b) in the case of alternate base rate loans, from the alternate base rate plus 5.50% to the alternate base rate plus 7.00%; (ii) increase the maximum total leverage ratio permitted from 1.50 to 1.00 as of the last day of each fiscal quarter to (a) 2.75 to 1.00 as of the last day of each fiscal quarter ending April 4, 2020, July 4, 2020, October 3, 2020 and January 2, 2021, (b) 2.25 to 1.00 as of the last day of each fiscal quarter ending April 3, 2021, July 3, 2021 and October 2, 2021, and (c) 1.50 to 1.00 as of the last day of each subsequent fiscal quarter; (iii) limit the amount of borrowings in aggregate principal amount at any time outstanding under the Revolving Facility, to the lesser of the borrowing base thereunder and $200 million; (iv) extend the applicable periods for certain prepayment fees, so that if we voluntarily prepay the term loans prior to February 20, 2022, or if we incur certain indebtedness which results in a mandatory prepayment under the Term Credit Agreement prior to February 20, 2022, we are required to pay a prepayment fee of 2.00% with respect to the principal amount prepaid prior to February 20, 2021 and 1.00% with respect to the principal amount prepaid between February 21, 2021 and February 20, 2022; and (v) require us to pay the foregoing prepayment fee upon acceleration of the loans under the Term Credit Agreement. The First Amendment also modified the negative covenants and events of default in the Term Credit Agreement to reduce our flexibility with respect to certain matters. We incurred debt issue costs of $8.1 million in connection with the First Amendment.
On May 12, 2020, we entered into Amendment No. 2 to the Term Credit Agreement to extend the deadline for delivery of our unaudited quarterly financial statements and related deliverables for the fiscal quarter ended April 4, 2020 to the earlier of (i) July 6, 2020 and (ii) the date on which we were required to file with the SEC our quarterly report on Form 10-Q for the fiscal quarter ended April 4, 2020.
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
While the Third Amendment amended, among other things, certain of the financial covenants in the Term Credit Agreement to address the financial impact of COVID-19, any material further decreases to our revenues and cash flows, or our inability to successfully achieve its cost reduction targets, could result in us not meeting one or more of the amended financial covenants under our Term Credit Agreement within the next twelve months. The Term Credit Agreement requires an additional payment of $12.0 million in the first quarter in the fiscal year ending January 1, 2022 as an excess cash payment as calculated under the Term Credit Agreement. This payment is applied to reduce the subsequent scheduled repayment.
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
The Revolving Facility is secured by guarantees by us and certain of our domestic subsidiaries. Additionally, we and such subsidiaries have granted liens on all or substantially all of our assets in order to secure the obligations under the Revolving Facility. In addition, the Swiss Borrower, the Hong Kong Borrower, the German Borrower and the Canadian Borrower, and the other non-U.S. borrowers from time to time party to the Revolving Facility are required to enter into security instruments with respect to all or substantially all of their assets that can be pledged under applicable local law, and certain of their respective subsidiaries may guarantee the respective non-U.S. obligations under the Revolving Facility.
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
The Term Credit Agreement is secured by guarantees by us and certain of our domestic subsidiaries. Additionally, we and such subsidiaries have granted liens on all or substantially all of our assets in order to secure the obligations under the Term Credit Agreement.
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
During fiscal year 2020, we had net payments of $48.0 million under the Term Credit Agreement at an average annual interest rate of 9.7%. Additionally, we had net borrowings of $70.3 million under the Revolving Facility during fiscal year 2020 at an average interest rate of 1.8%. As of January 2, 2021, we had $152.0 million outstanding under the Term Credit Agreement and $98.3 million outstanding under the Revolving Facility. As of January 2, 2021, we had unamortized debt issuance costs of $17.6 million and an unamortized original issue discount of $7.4 million, which reduce the corresponding debt liability. In addition, we had $2.7 million of outstanding standby letters of credit at January 2, 2021. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby letters of credit. As of January 2, 2021, we had $42.1 million available for borrowing under the Revolving Facility. At January 2, 2021, we were in compliance with all debt covenants related to all our debt agreements.

Contractual Obligations
The following table identifies our contractual obligations as of January 2, 2021 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations (1)	$250,798	$40,472	$70,000	$140,326	$—
Interest payments on debt (2)	41,048	16,521	19,179	5,348	—
Minimum royalty payments (3)	197,608	112,639	41,184	36,075	7,710
Finance lease obligations (4)	1,664	1,095	569	—	—
Operating lease obligations (4)	456,155	101,507	152,662	79,668	122,318
Purchase obligations (5)	363,107	347,642	15,243	222	—
Uncertain tax positions (6)	15,446	15,446	—	—	—
Total contractual obligations (7) (8)	$1,325,826	$635,322	$298,837	$261,639	$130,028
____________________________________________
(1)Consists of borrowings, excluding contractual interest payments, unamortized debt issuance costs of $17.6 million and original issue discount of $7.4 million.
(2)Consists of estimated interest payments under the Term Credit Agreement and Revolving Facility.
(3)Consists primarily of minimum royalty commitments under exclusive licenses to manufacture watches and jewelry under trademarks not owned by us. However, these minimum royalty commitments do not include amounts owed pursuant to various license and design service agreements under which we are obligated to pay the licensors a percentage of our net sales of these licensed products.
(4)Payments shown include interest.
(5)Consists primarily of open non-cancelable purchase orders.
(6)Management has only included its current ASC 740 liability in the table above. Long-term amounts of $16.1 million have been excluded because the payment timing cannot be reasonably estimated.
(7)Pension obligations of $15.7 million and deferred compensation liabilities of $4.4 million have been excluded because the payment timing cannot be reasonably estimated.
(8)The contingent consideration liability of $1.9 million related to Fossil Accessories South Africa Pty. Ltd. has been excluded because the payment timing cannot be reasonably estimated.

Off Balance Sheet Arrangements
We are the guarantor for a 2.0 million Swiss franc credit facility agreement entered into by Swiss Technology Components Ltd. ("STC"), our equity method investee. We are obligated to pay up to 2.2 million Swiss francs in the event of default by STC.
There are no other off balance sheet arrangements other than those disclosed in Note 14 - Commitments and Contingencies to our consolidated financial statements.

Inflation
We do not believe that inflation has had a material effect on our results for fiscal years 2020, 2019 or 2018; however, our business could be affected by inflation in the future.

Selected Quarterly Consolidated Financial Data
The table below sets forth selected quarterly consolidated financial information. The information is derived from our unaudited consolidated financial statements and includes all normal and recurring adjustments that management considers necessary for a fair statement of results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period. Certain line items presented in the tables below, when aggregated, may not agree with the corresponding line items on our consolidated statements of income (loss) and comprehensive income (loss) for fiscal years 2020 and 2019 due to rounding (in thousands, except percentage and per share data).

Fiscal Year 2020	1st Qtr		2nd Qtr	3rd Qtr	4th Qtr
Net sales	$390,718		$259,009	$435,492	$528,124
Gross profit	140,360		140,596	229,766	259,635
Net income (loss)	(85,444)	(1)	(22,960)	16,223	(3,758)
Net income (loss) attributable to noncontrolling interest	137		(417)	236	200
Net income (loss) attributable to Fossil Group, Inc.	$(85,581)	(1)	$(22,543)	$15,987	$(3,958)
Earnings (loss) per share:
Basic	$(1.69)	(1)	$(0.44)	$0.31	$(0.08)
Diluted	$(1.69)	(1)	$(0.44)	$0.31	$(0.08)
Gross profit as a percentage of net sales	35.9%		54.3%	52.8%	49.2%

Fiscal Year 2019	1st Qtr		2nd Qtr	3rd Qtr		4th Qtr
Net sales	$465,268		$501,393	$539,488		$711,563
Gross profit	247,927		265,108	278,542		307,862
Net income (loss)	(11,762)	(2)	(6,609)	(24,938)	(3)	(6,704)
Net income (loss) attributable to noncontrolling interest	480		702	997		174
Net income (loss) attributable to Fossil Group, Inc.	$(12,242)	(2)	$(7,311)	$(25,935)		$(6,878)
Earnings (loss) per share:
Basic	$(0.25)	(2)	$(0.15)	$(0.51)	(3)	$(0.14)
Diluted	$(0.25)	(2)	$(0.15)	$(0.51)	(3)	$(0.14)
Gross profit as a percentage of net sales	53.3%		52.9%	51.6%		43.3%
_______________________________________________
(1) Included a $2.5 million impairment charge, excluding taxes, related to our MICHELE® trade name.
(2) Included a $21.6 million gain, excluding taxes, on the sale of our intellectual property to Google, Inc.
(3) Included a $16.6 million impairment charge, excluding taxes, related to our Skagen trade name.

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
We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in fiscal year 2020 and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.
The following table shows our outstanding forward contracts designated as cash flow hedges for intercompany inventory transactions (in millions) at January 2, 2021 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	81.3	U.S. dollar	98.2	May 2022
Canadian dollar	22.0	U.S. dollar	17.1	June 2022
British pound	8.8	U.S. dollar	11.8	June 2022
Mexican peso	218.8	U.S. dollar	10.9	September 2021
Japanese yen	985.6	U.S. dollar	9.5	June 2022
Australian dollar	7.2	U.S. dollar	5.5	September 2021
U.S. Dollar	3.2	Japanese Yen	345.0	June 2021
If we were to settle our forward contracts listed in the table above as of January 2, 2021, the net result would have been a net loss of approximately $1.6 million, net of taxes. As of January 2, 2021, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $17.6 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of January 2, 2021, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $43.3 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of January 2, 2021, a 100 basis point increase in interest rates would increase annual interest expense by approximately $2.5 million.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fossil Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fossil Group, Inc. and subsidiaries (the "Company") as of January 2, 2021 and December 28, 2019, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended January 2, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventories – Valuation —Refer to Notes 1 and 3 of the financial statements
Critical Audit Matter Description
Inventories are stated at the lower of cost and net realizable value, including any applicable duty and freight charges. The Company accounts for estimated obsolescence or unmarketable inventory equal to the difference between the average cost of inventory and the estimated net realizable value based upon assumptions about future demand, market conditions and available liquidation channels through the establishment of an inventory excess and obsolescence valuation adjustment. Changes in these assumptions could have a significant impact on the inventory excess and obsolescence valuation adjustment.
We identified inventory valuation as a critical audit matter because of the significant judgments made by management to estimate future demand, market conditions, and available liquidation channels which are used to arrive at the net realizable value. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions within the inventory excess and obsolescence allowance.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the inventory excess and obsolescence allowance included the following, among others:
•We tested the effectiveness of controls over the inventory excess and obsolescence valuation adjustment, including those over the estimation of the net realizable value of inventory.
•We evaluated management’s ability to estimate net realizable value by comparing management’s estimates to subsequent transactions, taking into account changes in market conditions subsequent to January 2, 2021.
•We evaluated the method and assumptions used by management to estimate net realizable value by:
–Testing the underlying data that served as the basis for the assumptions.
–Evaluating the appropriateness of the inputs to the estimate, including future demand, market conditions, and available liquidation channels.
–Comparing management’s prior-year estimate of demand to actual results for the year.
–Comparing management’s estimate of future demand to historical results and forecasted information included in the Company’s press releases, as well as in third-party analyst and industry reports.
–Comparing actual sales values realized subsequent to the balance sheet date to the recorded amounts, net of the inventory excess and obsolescence allowance.
•Tested the completeness of the inventory valuation adjustment by:
–Identifying slow-moving inventory with a turnover of less than one and comparing to management’s analysis and investigating the rationale for no adjustment if required.
–Inquiring of brand management and performing corroborative inquiry about returns, inventory that is under-performing, and anticipated trends based on market reaction and comparing to management’s analysis.
–Comparing inventory sold at a loss or to liquidators to management’s analysis.
–Testing a sample of inventory items to determine if the inventory excess and obsolescence allowance is reasonable through evaluations of historical margin data, obtaining evidence of past or future product orders, and other qualitative factors for each selection.
•Tested the mathematical accuracy of the inventory excess and obsolescence allowance by recalculating the net realizable value and comparing our recalculation to the recorded balance.
•Compared management’s prior-year estimate of the inventory excess and obsolescence allowance for a sample of inventory items to the recorded sales price to identify potential bias for determination of the inventory excess and obsolescence allowance.

Dallas, Texas
March 12, 2021

We have served as the Company's auditor since 1988.

FOSSIL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
IN THOUSANDS

	January 2, 2021	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$315,965	$200,218
Accounts receivable-net	229,847	289,744
Inventories	295,296	452,278
Prepaid expenses and other current assets	149,367	117,218
Total current assets	990,475	1,059,458
Property, plant and equipment-net	114,026	151,500
Operating lease right-of-use assets	226,815	288,166
Intangible and other assets-net	147,189	105,608
Total long-term assets	488,030	545,274
Total assets	$1,478,505	$1,604,732
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$178,212	$172,191
Short-term and current portion of long-term debt	41,561	26,228
Accrued expenses:
Current operating lease liabilities	64,851	68,838
Compensation	78,085	51,573
Royalties	27,554	28,427
Customer liabilities	50,941	80,803
Transaction taxes	21,271	25,683
Other	62,846	76,209
Income taxes payable	33,205	29,228
Total current liabilities	558,526	559,180
Long-term income taxes payable	19,840	31,284
Deferred income tax liabilities	495	2,097
Long-term debt	185,852	178,796
Long-term operating lease liabilities	230,635	288,689
Other long-term liabilities	43,125	40,845
Total long-term liabilities	479,947	541,711
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, 51,474 and 50,516 shares issued and outstanding at January 2, 2021 and December 28, 2019, respectively	515	505
Additional paid-in capital	293,777	283,371
Retained earnings	203,698	299,793
Accumulated other comprehensive income (loss)	(58,900)	(80,615)
Total Fossil Group, Inc. stockholders' equity	439,090	503,054
Noncontrolling interest	942	787
Total stockholders' equity	440,032	503,841
Total liabilities and stockholders' equity	$1,478,505	$1,604,732
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2020	2019	2018
Net sales	$1,613,343	$2,217,712	$2,541,488
Cost of sales	842,987	1,118,274	1,201,351
Gross profit	770,356	1,099,438	1,340,137
Operating expenses:
Selling, general and administrative expenses	866,703	1,081,572	1,224,584
Trade name impairments	2,464	16,613	6,212
Restructuring charges	36,508	29,636	46,630
Total operating expenses	905,675	1,127,821	1,277,426
Operating income (loss)	(135,319)	(28,383)	62,711
Interest expense	31,836	29,932	42,503
Other income (expense) - net	(4,828)	26,984	(38)
Income (loss) before income taxes	(171,983)	(31,331)	20,170
Provision for income taxes	(76,043)	18,681	21,108
Net income (loss)	(95,940)	(50,012)	(938)
Less: Net income attributable to noncontrolling interest	155	2,353	2,540
Net income (loss) attributable to Fossil Group, Inc.	$(96,095)	$(52,365)	$(3,478)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$19,296	$(5,606)	$(10,369)
Cash flow hedges - net change	(2,133)	(5,599)	20,673
Pension plan activity	4,552	(4,719)	3,267
Total other comprehensive income (loss)	21,715	(15,924)	13,571
Total comprehensive income (loss)	(74,225)	(65,936)	12,633
Less: Comprehensive income attributable to noncontrolling interest	155	2,353	2,540
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(74,380)	$(68,289)	$10,093
Earnings (loss) per share:
Basic	$(1.88)	$(1.04)	$(0.07)
Diluted	$(1.88)	$(1.04)	$(0.07)
Weighted average common shares outstanding:
Basic	51,116	50,230	49,196
Diluted	51,116	50,230	49,196
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AMOUNTS IN THOUSANDS

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Fossil Group, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
Balance, December 30, 2017	48,643	$486	$242,263	$—	$409,653	$(76,269)	$576,133	$4,814	$580,947
Common stock issued upon exercise of stock options and stock appreciation rights	1,055	11	287	—	—	—	298	—	298
Acquisition of common stock	—	—	—	(2,856)	—	—	(2,856)	—	(2,856)
Retirement of common stock	(180)	(2)	(2,854)	2,856	—	—	—	—	—
Stock-based compensation	—	—	28,376	—	—	—	28,376	—	28,376
Net income (loss)	—	—	—	—	(3,478)	—	(3,478)	2,540	(938)
Other comprehensive income (loss)	—	—	—	—	—	13,571	13,571	—	13,571
Distribution of noncontrolling interest earnings and other	—	—	41	—	—	—	41	(4,266)	(4,225)
Adoption of Accounting Standards Update ("ASU") 2014-09	—	—	—	—	(26,542)	—	(26,542)	—	(26,542)
Adoption of ASU 2018-02	—	—	—	—	1,993	(1,993)	—	—	—
Balance, December 29, 2018	49,518	$495	$268,113	$—	$381,626	$(64,691)	$585,543	$3,088	$588,631
Common stock issued upon exercise of stock options and stock appreciation rights and restricted stock units	1,302	13	157	—	—	—	170	—	170
Acquisition of common stock	—	—	—	(4,197)	—	—	(4,197)	—	(4,197)
Retirement of common stock	(304)	(3)	(4,194)	4,197	—	—	—	—	—
Stock-based compensation	—	—	19,064	—	—	—	19,064	—	19,064
Net income (loss)	—	—	—	—	(52,365)	—	(52,365)	2,353	(50,012)
Other comprehensive income (loss)	—	—	—	—	—	(15,924)	(15,924)	—	(15,924)
Purchase of noncontrolling interest shares	—	—	231	—	—	—	231	(793)	(562)
Distribution of noncontrolling interest earnings and other	—	—	—	—	—	—	—	(3,861)	(3,861)
Adoption of ASU 2016-02	—	—	—	—	(29,468)	—	(29,468)	—	(29,468)
Balance, December 28, 2019	50,516	$505	$283,371	$—	$299,793	$(80,615)	$503,054	$787	$503,841
Common stock issued upon exercise of stock options and stock appreciation rights and restricted stock units	1,127	11	(11)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(727)	—	—	(727)	—	(727)
Retirement of common stock	(169)	(1)	(726)	727	—	—	—	—	—
Stock-based compensation	—	—	11,143	—	—	—	11,143	—	11,143
Net income (loss)	—	—	—	—	(96,095)	—	(96,095)	155	(95,940)
Other comprehensive income (loss)	—	—	—	—	—	21,715	21,715	—	21,715
Balance, January 2, 2021	51,474	$515	$293,777	$—	$203,698	$(58,900)	$439,090	$942	$440,032

See notes to consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
AMOUNTS IN THOUSANDS

Fiscal Year	2020	2019	2018
Operating Activities:
Net income (loss)	$(95,940)	$(50,012)	$(938)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	43,134	54,792	67,584
Stock-based compensation	11,143	15,845	23,044
Non-cash lease expense	109,327	120,011	—
(Decrease) increase in allowance for returns and markdowns	(29,903)	15,752	(13,987)
Bad debt expense	9,535	2,921	8,921
Non-cash restructuring charges	2,532	5,196	6,252
(Gain) loss on disposal of assets	(13,611)	(4,584)	656
Gain on asset divestitures	—	(23,134)	—
Property, plant and equipment and other long-lived asset impairment losses	31,584	8,660	2,039
Trade name impairment losses	2,464	16,613	6,212
Other non cash items	13,737	(1,424)	10,707
Loss on extinguishment of debt	—	3,044	718
Contingent consideration remeasurement	628	(601)	(3,381)
Changes in operating assets and liabilities:
Accounts receivable	60,747	30,940	68,308
Inventories	168,603	(78,135)	153,445
Prepaid expenses and other current assets	(27,714)	10,994	(15,356)
Accounts payable	3,500	4,862	(38,365)
Accrued expenses	3,001	(30,049)	(13,477)
Income taxes	(60,030)	4,570	(14,243)
Operating lease liabilities	(131,499)	(120,470)	—
Net cash provided by (used in) operating activities	101,238	(14,209)	248,139
Investing Activities:
Additions to property, plant and equipment	(8,738)	(20,894)	(17,961)
(Increase) decrease in intangible and other assets	(1,956)	(3,252)	1,626
Proceeds from the sale of property, plant, equipment	78	1,255	717
Proceeds from asset divestitures	—	41,570	—
Net cash (used in) provided by investing activities	(10,616)	18,679	(15,618)
Financing Activities:
Acquisition of common stock	(727)	(4,197)	(2,856)
Distribution of noncontrolling interest earnings and other	—	(3,861)	(4,224)
Purchase of noncontrolling interest shares	—	(562)	—
Debt borrowings	317,250	685,332	811,007
Debt payments	(295,771)	(870,552)	(857,474)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	—	(1,169)	(1,947)
Debt issuance costs and other	(10,000)	(13,477)	(7,163)
Net cash provided by (used in) financing activities	10,752	(208,486)	(62,657)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	15,123	882	9,364
Net increase (decrease) in cash and cash equivalents, and restricted cash	116,497	(203,134)	179,228
Cash and cash equivalents, and restricted cash:
Beginning of year	207,749	410,883	231,655
End of year	$324,246	$207,749	$410,883
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies
Consolidated Financial Statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its subsidiaries (the "Company"). The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion accessories on a global basis. The Company's products are sold primarily through department stores, specialty retailers, Company-owned retail stores and commercial websites worldwide. The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to fiscal years 2020, 2019 and 2018 are for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively. The Company's fiscal year periodically results in a 53-week year instead of a normal 52-week year. The fiscal year ended January 2, 2021 was a 53-week year, with the additional week included in the first quarter of the fiscal year. Accordingly, the information presented herein includes 53 weeks of operations for fiscal year 2020 as compared to 52 weeks in fiscal years 2019 and 2018. All intercompany balances and transactions are eliminated in consolidation.
Use of Estimates is required in the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to product returns, bad debt, inventories, long-lived asset impairment, impairment of trade names, income taxes, warranty costs and litigation liabilities. Management bases its estimates and judgments on the information available at the time and various other assumptions believed to be reasonable under the circumstances, including estimates of the impact of the coronavirus (“COVID-19”) pandemic. Management estimates form the basis for making judgments about the carrying value of the assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, including the impact of the COVID-19 pandemic.

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
A significant portion of sales of the Company's products are supplied by manufacturers located outside of the U.S., primarily in Asia. While the Company is not dependent on any single manufacturer outside the U.S., the Company could be adversely affected by political, economic or other disruptions affecting the business or operations of third-party manufacturers located outside of the U.S. In fiscal year 2020, 43% of the Company's global watch production was assembled or procured through wholly or majority-owned factories.
The Company has entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of products bearing the brand names of certain globally recognized fashion companies. Sales of the Company's licensed products amounted to 47.3%, 45.7% and 46.6% of the consolidated net sales for fiscal years 2020, 2019 and 2018, respectively, of which EMPORIO ARMANI® product sales accounted for 19.1%, 15.2% and 12.0% of the consolidated net sales for fiscal years 2020, 2019 and 2018, respectively, and MICHAEL KORS® product sales accounted for 17.0%, 19.2% and 22.6% of the consolidated net sales for fiscal years 2020, 2019 and 2018, respectively.
Cash Equivalents are considered all highly liquid investments with original maturities of three months or less.
Restricted Cash was comprised primarily of restricted cash balances for pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of January 2, 2021, December 28, 2019 and December 29, 2018 that are presented in the consolidated statement of cash flows (in thousands):

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 2, 2021	December 28, 2019	December 29, 2018
Cash and cash equivalents	$315,965	$200,218	$403,373
Restricted cash included in prepaid expenses and other current assets	121	30	31
Restricted cash included in intangible and other assets-net	8,160	7,501	7,479
Cash, cash equivalents and restricted cash	$324,246	$207,749	$410,883
Accounts Receivable at the end of fiscal years 2020 and 2019 are stated net of doubtful accounts of approximately $20.8 million and $13.2 million, respectively.
Inventories are stated at the lower of cost and net realizable value, including any applicable duty and freight charges. Inventory held at consignment locations is included in the Company's finished goods inventory, and at the end of fiscal years 2020 and 2019, was $46.0 million and $51.0 million, respectively.
Investments in which the Company has significant influence over the investee are accounted for utilizing the equity method. If the Company does not have significant influence over the investee, the cost method is utilized. The Company's cost method investment was $0.3 million and $0.5 million at the end of fiscal years 2020 and 2019.
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
Lease assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. In fiscal year 2020, lease impairment losses of $27.3 million and $2.9 million were recorded in selling, general, and administrative ("SG&A") and restructuring charges, respectively. In fiscal year 2019, lease impairment losses of $7.9 million and $1.7 million were recorded in SG&A and restructuring charges, respectively.
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
Property, plant and equipment is evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Property, plant and equipment impairment losses of underperforming Company-owned retail stores of $4.0 million, $0.7 million and $1.9 million were recorded in SG&A and impairment losses of $1.1 million, $0.6 million and $1.7 million were recorded in restructuring charges in fiscal years 2020, 2019 and 2018, respectively. Additionally, in fiscal years 2020, 2019 and 2018, the Company recorded a loss on disposal related to the disposal of property, plant and equipment of $0.1 million, $0.5 million and $0.6 million, respectively, included in restructuring charges in the Company’s consolidated statements of income (loss) and comprehensive income (loss).

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The fair value of the Company's MICHELE® trade name was estimated using the relief from royalty method. During fiscal year 2020, the MICHELE trade name with a carrying amount of $10.9 million was written down to its implied fair value of $8.4 million, resulting in a pre-tax impairment charge of $2.5 million. No impairment charges were recorded to the MICHELE trade name during fiscal years 2019 or 2018. The SKAGEN® trade name is being fully amortized on a straight-line basis over its estimated remaining useful life of 5 years as of January 2, 2021. No impairment charges were recorded to the SKAGEN trade name during fiscal year 2020. Pre-tax impairment charges of $16.6 million and $6.2 million were recorded related to the SKAGEN trade name for fiscal years 2019 and 2018, respectively.
Accrued Expenses includes liabilities relating to warranties, duty, deferred compensation, gift cards, foreign exchange forward contracts ("forward contracts") and other accrued liabilities which are current in nature.
Other Long-Term Liabilities includes obligations relating to asset retirements, forward contracts and defined benefits relating to certain international employees that are not current in nature.
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
Foreign Transaction Gains and Losses are those changes in exchange rates of currencies not considered the functional currency that affects cash flows and the related receivables or payables. The Company incurred net foreign currency transaction gains (losses) of approximately $(6.5) million, $3.9 million and $(5.8) million for fiscal years 2020, 2019 and 2018, respectively. These net gains (losses) have been included in other income (expense)—net in the Company's consolidated statements of income (loss) and comprehensive income (loss).
Revenues from sales of the Company's products, including those that are subject to inventory consignment agreements, are recognized when control of the product is transferred to the customer and in an amount that reflects the consideration the Company expects to be entitled in exchange for the product. The Company accepts limited returns from customers. The Company continually monitors returns and maintains a provision for estimated returns based upon historical experience and any specific issues identified. Product returns are accounted for as reductions to revenue and cost of sales and increases to customer liabilities and other current assets to the extent the returned product is resalable. The Company recorded an estimated returns provision of $49.8 million and $77.5 million in accrued expenses as of the end of fiscal years 2020 and 2019, respectively. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales. See Note 2—Revenue, for more information regarding the Company's revenue recognition policy.
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
Operating Expenses include SG&A, trade name impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company's retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and "back office" or support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize the Company’s infrastructure and store closures. See Note 20—Restructuring for additional information on the Company’s restructuring plan.
Advertising Costs for in-store and media advertising as well as co-op advertising, catalog costs, product displays, show/exhibit costs, advertising royalties related to the sales of licensed brands, internet costs associated with affiliation fees, printing, sample costs and promotional allowances are expensed as incurred within SG&A. Advertising costs were $126.3 million, $171.0 million and $181.0 million for fiscal years 2020, 2019 and 2018, respectively.
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
Research and Development Costs are incurred primarily through the Company's in-house engineering team and also through some outside consulting and labor and consist primarily of personnel-related expenses, tooling and prototype materials and overhead costs. The Company’s research and development ("R&D") expenses are related to designing and developing new products and features and improving existing products. The Company's R&D expenses are recorded in SG&A and were $25.9 million, $32.4 million and $38.2 million in fiscal years 2020, 2019 and 2018, respectively.

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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands except per share data):

Fiscal Year	2020	2019	2018
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(96,095)	$(52,365)	$(3,478)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	51,116	50,230	49,196
Basic EPS	$(1.88)	$(1.04)	$(0.07)
Diluted EPS computation:
Basic weighted average common shares outstanding	51,116	50,230	49,196
Diluted weighted average common shares outstanding	51,116	50,230	49,196
Diluted EPS	$(1.88)	$(1.04)	$(0.07)

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Approximately 2.4 million, 3.4 million and 5.1 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in fiscal years 2020, 2019 and 2018, respectively, because they were antidilutive, including approximately 0.3 million, 0.6 million and 1.2 million weighted performance-based shares in fiscal years 2020, 2019 and 2018, respectively.
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
Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04") and subsequent guidance that clarified the scope and application of its original guidance. ASU 2020-04 provides optional expedients and exceptions to the current guidance on contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company will adopt these standards when LIBOR is discontinued and does not expect them to have a material impact on its consolidated financial statements or related disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in Income Taxes (Topic 740). It also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not expect this standard to have a material impact on the Company's consolidated results of operations or financial position.
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) ("ASU 2018-15"). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15 at the beginning of the first quarter of fiscal year 2020, and it did not have a material effect on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"). ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. The Company adopted ASU 2018-14 at the beginning of the first quarter of fiscal year 2020, and it did not have a material effect on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 (i) eliminates certain disclosure requirements related to the fair value hierarchy, (ii) adds new disclosure requirements related to the changes in unrealized gains and losses for recurring Level 3 fair value measurements and the range and weighted average of significant observable inputs

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
used to develop Level 3 fair value measurements and (iii) modifies certain disclosure requirements related to measurement uncertainty for fair value measurements. The Company adopted ASU 2018-13 at the beginning of the first quarter of fiscal year 2020, and it did not have a material effect on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 modifies the measurement of expected credit losses of certain financial instruments, including trade receivables. The estimate of expected credit losses requires the consideration of historical information, current information and reasonable and supportable forecasts. The Company adopted ASU 2016-13 at the beginning of the first quarter of fiscal year 2020 on a prospective basis, and it did not have a material effect on the Company's consolidated financial statements.
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
Returns. The Company accepts limited returns from customers. The Company continually monitors returns and maintains a provision for estimated returns based upon historical experience, any specific issues identified and current information. Product returns are accounted for as reductions to revenue, cost of sales and customer liabilities and an increase to other current assets to the extent the returned product is resalable. While returns have historically been within management's expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that the Company's products are performing poorly in the retail market and/or it experiences product damages or defects at a rate significantly higher than the historical rate, the resulting returns could have an adverse impact on the operating results for the period or periods in which such returns occur.
Cooperative Advertising. The Company participates in cooperative advertising programs with its major retail customers, whereby the Company shares the cost of certain of their advertising and promotional expenses. Certain advertising expenses which are not considered separate performance obligations are recorded as sales discounts. All other cooperative advertising expenses are recorded in SG&A.
Multiple Performance Obligations. The Company enters into contracts with customers for its wearable technology that include multiple performance obligations. Each distinct performance obligation was determined by whether the customer could benefit from the good or service on its own or together with readily available resources. The Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company's process for determining standalone selling price considers multiple factors including the Company's internal pricing model and market trends that may vary depending upon the facts and circumstances related to each performance obligation. Revenue allocated to the hardware and software essential to the functionality of the product represents the majority of the arrangement consideration and is recognized at the time of product delivery, provided the other conditions for revenue recognition have been met. Revenue allocated to free software services provided through the Company's online dashboard and mobile apps as well as revenue allocated to the right to receive future unspecified software updates is deferred and recognized on a straight-line basis over the product's estimated usage period of two years.
Licensing Income. The Company entered into agreements with certain customers to provide smartwatch technology, design and support. The Company also has an agreement to procure smartwatches for a customer.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	Fiscal Year 2020
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches	$507,278	$404,520	$388,004	$44	$1,299,846
Leathers	104,621	36,570	32,430	—	173,621
Jewelry	23,959	71,209	7,749	—	102,917
Other	6,355	10,065	6,168	14,371	36,959
Consolidated	$642,213	$522,364	$434,351	$14,415	$1,613,343

Timing of Revenue Recognition
Revenue recognized at a point in time	$639,948	$520,878	$433,648	$5,451	$1,599,925
Revenue recognized over time	2,265	1,486	703	8,964	13,418
Consolidated	$642,213	$522,364	$434,351	$14,415	$1,613,343

	Fiscal Year 2019
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches	$769,581	$557,460	$475,361	$79	$1,802,481
Leathers	145,632	47,308	45,679	—	238,619
Jewelry	24,826	92,935	5,416	—	123,177
Other	9,926	17,791	8,700	17,018	53,435
Consolidated	$949,965	$715,494	$535,156	$17,097	$2,217,712

Timing of Revenue Recognition
Revenue recognized at a point in time	$947,353	$714,056	$534,403	$6,145	$2,201,957
Revenue recognized over time	2,612	1,438	753	10,952	15,755
Consolidated	$949,965	$715,494	$535,156	$17,097	$2,217,712

	Fiscal Year 2018
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches	$936,875	$656,948	$439,029	$169	$2,033,021
Leathers	171,808	67,264	50,313	—	289,385
Jewelry	50,266	111,603	5,906	—	167,775
Other	15,558	20,476	10,225	5,048	51,307
Consolidated	$1,174,507	$856,291	$505,473	$5,217	$2,541,488

Timing of Revenue Recognition
Revenue recognized at a point in time	$1,172,200	$855,219	$504,956	$4,477	$2,536,852
Revenue recognized over time	2,307	1,072	517	740	4,636
Consolidated	$1,174,507	$856,291	$505,473	$5,217	$2,541,488

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Balances. As of January 2, 2021, the Company had no material contract assets on the consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $9.9 million and $13.4 million as of January 2, 2021 and December 28, 2019, respectively, related to remaining performance obligations on licensing income, (ii) $4.6 million and $5.3 million as of January 2, 2021 and December 28, 2019, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $4.2 million and $3.3 million as of January 2, 2021 and December 28, 2019, respectively, related to gift cards issued.
Shipping and Handling Fees. The Company accounts for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.

3. Inventories
Inventories consisted of the following (in thousands):

At Fiscal Year End	2020	2019
Components and parts	$25,016	$35,626
Work-in-process	7,913	11,034
Finished goods	262,367	405,618
Inventories	$295,296	$452,278
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

Fiscal Year	2020	2019	2018
Beginning balance	$23,095	$22,807	$19,405
Settlements in cash or kind	(14,843)	(18,073)	(15,197)
Warranties issued and adjustments to preexisting warranties(1)	13,664	18,361	18,599
Ending balance	$21,916	$23,095	$22,807
____________________________________________
(1)Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

At Fiscal Year End	2020	2019
Prepaid royalties	$24,391	$22,258
Prepaid taxes	27,280	34,712
Current income tax receivable	37,674	—
Other receivables	8,230	10,581
Forward contracts	345	3,327
Inventory returns	16,650	22,402
Property held for sale	10,359	—
Short term deposits	1,238	1,530
Other	23,200	22,408
Prepaid expenses and other current assets	$149,367	$117,218
6. Property, Plant and Equipment
Property, plant and equipment—net consisted of the following (in thousands):

At Fiscal Year End	2020	2019
Land	$5,833	$7,579
Buildings	31,474	37,012
Machinery and equipment	41,327	39,756
Furniture and fixtures	93,423	96,940
Computer equipment and software	225,352	235,757
Leasehold improvements	182,169	192,114
Construction in progress	1,623	7,255
	581,201	616,413
Less accumulated depreciation and amortization	467,175	464,913
Property, plant and equipment-net	$114,026	$151,500

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Intangible and Other Assets
Intangible and other assets-net consisted of the following (in thousands):

		2020		2019
At Fiscal Year End	Useful Lives	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,775	$3,198	$3,612	$2,993
Customer lists	5 - 10 yrs.	42,387	39,406	52,517	44,013
Patents	3 - 20 yrs.	2,371	1,973	2,308	1,937
Developed technology	7 yrs.	2,193	1,097	2,193	548
Trade name	6 yrs.	4,502	938	4,502	188
Other	7 - 20 yrs.	544	301	383	272
Total intangibles-subject to amortization		55,772	46,913	65,515	49,951
Intangibles-not subject to amortization:
Trade names		8,895		11,315
Other assets:
Other deposits		19,762		18,558
Deferred compensation plan assets		6,257		5,243
Deferred tax asset-net		33,893		38,275
Restricted cash		8,159		7,501
Tax receivable		58,734		6,507
Investments		327		500
Other		2,303		2,145
Total other assets		129,435		78,729
Total intangible and other assets		$194,102	$46,913	$155,559	$49,951
Total intangible and other assets-net			$147,189		$105,608
Amortization expense for intangible assets was approximately $7.1 million for both fiscal years 2020 and 2019 and $11.9 million for fiscal year 2018. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2021	$3,384
2022	2,531
2023	909
2024	896
2025	1,139

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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
If the cash flow hedge relationship is terminated, the derivative's gains or losses that are recorded in accumulated other comprehensive income (loss) will be immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges for fiscal years 2020, 2019 or 2018.
As of January 2, 2021, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	81.3	U.S. dollar	98.2
Canadian dollar	22.0	U.S. dollar	17.1
British pound	8.8	U.S. dollar	11.8
Mexican peso	218.8	U.S. dollar	10.9
Japanese yen	985.6	U.S. dollar	9.5
Australian dollar	7.2	U.S. dollar	5.5
U.S. dollar	3.2	Japanese Yen	345.0
Non-designated Hedges.    The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of January 2, 2021, the Company had non-designated forward contracts of $1.4 million on 21.9 million rand, and as of December 28, 2019, the Company had non-designated forward contracts of $1.5 million on 22.6 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The effective portion of gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during fiscal years 2020, 2019 and 2018 are set forth below (in thousands):

Fiscal Year	2020	2019	2018
Cash flow hedges:
Forward contracts	$2,217	$6,060	$18,044
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$2,217	$6,060	$18,044

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table illustrates the effective portion of gains and losses on derivative instruments recorded in other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during fiscal years 2020, 2019 and 2018 (in thousands):

Derivative Instruments	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$3,748	$9,939	$—
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$602	$1,720	$(2,629)
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(113)	$(88)	$244
Interest rate swap not designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) recognized in income	$—	$—	$67
The following table discloses the fair value amounts for the Company's derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	January 2, 2021		December 28, 2019		January 2, 2021		December 28, 2019
	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$345	Prepaid expenses and other current assets	$3,327	Accrued expenses-other	$2,178	Accrued expenses-other	$1,657
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Accrued expenses-other	86	Accrued expenses-other	63
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	48	Intangible and other assets-net	21	Other long-term liabilities	35	Other long-term liabilities	104
Total		$393		$3,348		$2,299		$1,824

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	Fiscal Year 2020		Fiscal Year 2019
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$842,987	$(4,828)	$1,118,274	$26,984
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	3,748	602	9,939	1,720
Forward contracts not designated as cash flow hedging instruments:
Total gain (loss) recognized in income	—	(113)	—	(88)

At the end of fiscal year 2020, the Company had forward contracts designated as cash flow hedges with maturities extending through June 2022. As of January 2, 2021, an estimated net loss of $1.6 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.

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
ASC 820, Fair Value Measurement and Disclosures ("ASC 820"), establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
•Level 3—Unobservable inputs based on the Company's assumptions.
ASC 820 requires the use of observable market data if such data is available without undue cost and effort.
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 2, 2021 (in thousands):

	Fair Value at January 2, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$393	$—	$393
Deferred compensation plan assets:
Investment in publicly traded mutual funds	6,257	—	—	6,257
Total	$6,257	$393	$—	$6,650
Liabilities:
Contingent consideration	$—	$—	$1,924	$1,924
Forward contracts	—	2,299	—	2,299
Total	$—	$2,299	$1,924	$4,223

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
As of January 2, 2021 and December 28, 2019, the fair value of the Company's debt approximated its carrying amount. The fair value of debt was obtained using observable market inputs.
Operating lease right-of-use assets with a carrying amount of $49.6 million and property, plant and equipment—net with a carrying amount of $7.5 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $19.4 million and $2.4 million, respectively, resulting in total pre-tax impairment charges of $35.3 million for fiscal year 2020.
The fair values of operating lease right-of-use assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $35.3 million impairment expense, $23.0 million, $7.3 million and $1.0 million were recorded in SG&A in the Americas, Europe and Asia segments, respectively, and $2.3 million, $0.9 million, and $0.8 million were recorded in restructuring charges in the Americas, Europe and Asia segments, respectively.
In fiscal year 2019, operating lease right-of-use assets with a carrying amount of $18.3 million and property, plant and equipment—net with a carrying amount of $1.8 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $8.7 million and $0.5 million, respectively, resulting in total pre-tax impairment charges of $10.9 million.
The fair value of trade names are measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discounts rates and implied royalty rates. Trade name impairment charges are recorded in the Corporate cost area. See Note 1—Significant Accounting Policies for additional disclosures about trade name impairment.
In fiscal year 2020, the MICHELE trade name with a carrying amount of $10.9 million was written down to its implied fair value of $8.4 million, resulting in a pre-tax impairment charge of $2.5 million. The trade name impairment was recorded to the Corporate cost area.
In fiscal year 2019, the SKAGEN trade name with a carrying amount of $21.1 million was written down to its implied fair value of $4.5 million, resulting in a pre-tax impairment charge of $16.6 million.
The fair value of the contingent consideration liability related to Fossil Accessories South Africa Pty. Ltd. (‘‘Fossil South Africa’’) was determined using Level 3 inputs. The contingent consideration is based on Fossil South Africa's projected earnings and dividends. The present value of the contingent consideration liability was valued at $1.9 million as of January 2, 2021. The Company recorded $0.1 million of the variable consideration in accrued expenses-other and $1.8 million in other long-term liabilities in the consolidated balance sheets at January 2, 2021.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt
The Company's debt consisted of the following, excluding finance lease obligations, (in millions):

	January 2, 2021	December 28, 2019
Revolving facility (1)	$98.3	$28.0
U.S. term loan(2)	152.0	200.0
Other international	0.5	0.2
Total debt	$250.8	$228.2
Less current portion	40.5	25.2
Long-term debt	$210.3	$203.0
___________________________________________
(1)Excludes debt issuance costs of $6.2 million and $7.9 million at January 2, 2021 and December 28, 2019, respectively.
(2)Excludes debt issuance costs and original issue discount of $11.4 million and $7.4 million, respectively at January 2, 2021. Excludes debt issuance costs and original issue discount of $6.6 million and $11.2 million, respectively at December 28, 2019.

U.S.-Based. On September 26, 2019, the Company and Fossil Partners L.P., as the U.S. borrowers (the “U.S. Borrowers”), and Fossil Group Europe GmbH (the “Swiss Borrower”), Fossil Asia Pacific Limited (the “Hong Kong Borrower”), Fossil (Europe) GmbH (the “German Borrower”), Fossil (UK) Limited (the “UK Borrower”) and Fossil Canada Inc. (the “Canadian Borrower”), as the non-U.S. borrowers, certain other subsidiaries of the Company from time to time party thereto designated as borrowers (such subsidiaries, together with the U.S. Borrowers, the Swiss Borrower, the Hong Kong Borrower, the German Borrower, the UK Borrower and the Canadian Borrower, the “ABL Borrowers”), and certain subsidiaries of the Company from time to time party thereto as guarantors, entered into an asset-based revolving credit agreement (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the “ABL Agent”), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the “ABL Lenders”). In addition, on September 26, 2019, the Company, as borrower, entered into a term credit agreement (the "Term Credit Agreement") with JPMorgan Chase Bank, N.A. as administrative agent (the “Term Agent”), JPMorgan Chase Bank, N.A., Citizens Bank, National Association and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers and the lenders party thereto (the “Term Loan Lenders”).
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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Term Credit Agreement provides for term loans to the Company in the aggregate principal amount of $200 million. Proceeds from the Term Credit Agreement were reduced by a $12.0 million original issue discount, which is presented as a reduction of the Term Credit Agreement on the Company's consolidated balance sheet and is being amortized to interest expense over the life of the term loan.
On February 20, 2020, pursuant to the terms of the Amendment No. 1 (the "First Amendment"), the Company, the administrative agent and the ABL lenders agreed to modify certain terms of the Term Credit Agreement to, among other things, (i) increase the interest rate applicable to the term loans under the Term Credit Agreement (a) in the case of Eurodollar loans, from the adjusted LIBO rate plus 6.50% to the adjusted LIBO rate plus 8.00%, and (b) in the case of alternate base rate loans, from the alternate base rate plus 5.50% to the alternate base rate plus 7.00%; (ii) increase the maximum total leverage ratio permitted from 1.50 to 1.00 as of the last day of each fiscal quarter to (a) 2.75 to 1.00 as of the last day of each fiscal quarter ending April 4, 2020, July 4, 2020, October 3, 2020 and January 2, 2021, (b) 2.25 to 1.00 as of the last day of each fiscal quarter ending April 3, 2021, July 3, 2021 and October 2, 2021, and (c) 1.50 to 1.00 as of the last day of each subsequent fiscal quarter; (iii) limit the amount of borrowings in aggregate principal amount at any time outstanding under the Revolving Facility, to the lesser of the borrowing base thereunder and $200 million; (iv) extend the applicable periods for certain prepayment fees, so that if the Company voluntarily prepays the term loans prior to February 20, 2022, or if the Company incurs certain indebtedness which results in a mandatory prepayment under the Term Credit Agreement prior to February 20, 2022, the Company is required to pay a prepayment fee of 2.00% with respect to the principal amount prepaid prior to February 20, 2021 and 1.00% with respect to the principal amount prepaid between February 21, 2021 and February 20, 2022; and (v) require the Company to pay the foregoing prepayment fee upon acceleration of the loans under the Term Credit Agreement. The First Amendment also modified the negative covenants and events of default in the Term Credit Agreement to reduce the Company’s flexibility with respect to certain matters. The Company incurred debt issue costs of $8.1 million in connection with the First Amendment.
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
While the Third Amendment amended, among other things, certain of the financial covenants in the Term Credit Agreement to address the financial impact of COVID-19, any material further decreases to the Company’s revenues and cash flows, or the Company's inability to successfully achieve its cost reduction targets, could result in the Company not meeting one or more of

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the amended financial covenants under its Term Credit Agreement within the next twelve months. The Term Credit Agreement requires an additional payment of $12.0 million in the first quarter in the fiscal year ending January 1, 2022 as an excess cash payment as calculated under the Term Credit Agreement. This payment is applied to reduce the subsequent scheduled repayment.
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
The Term Credit Agreement is secured by guarantees by the Company and certain of its Company’s domestic subsidiaries. Additionally, the Company and such subsidiaries have granted liens on all or substantially all of their assets in order to secure the obligations under the Term Credit Agreement.
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
During fiscal year 2020, the Company had net payments of $48.0 million under the Term Credit Agreement. The Company had net borrowings of $70.3 million under the Revolving Facility during fiscal year 2020. Amounts available under the Revolving Facility were reduced by any amounts outstanding under standby Letters of Credit. As of January 2, 2021, the Company had available borrowing capacity of approximately $42.1 million under the Revolving Facility. The Company incurred approximately $17.6 million of interest expense under the Term Credit Agreement during fiscal year 2020. The Company incurred approximately $1.9 million of interest expense under the Revolving Facility during fiscal year 2020. The Company incurred approximately $10.6 million of interest expense related to the amortization of debt issuance costs and the original issue discount during fiscal year 2020. At January 2, 2021, the Company was in compliance with all debt covenants related to the Company's debt agreements.
Foreign-Based. Fossil South Africa entered into a 25 million South African rand short-term note with First National Bank (the "Fossil South Africa Note") that is used for working capital purposes. The Fossil South Africa Note bears interest at the bank's prime rate, 7.00% as of year end 2020. The Fossil South Africa note is reviewed annually for renewal. South African rand-based borrowings, in U.S. dollars, under the Fossil South Africa Note were approximately $0.5 million as of January 2, 2021.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's debt as of January 2, 2021, excluding finance lease obligations, matures as follows (in millions):

Less than 1 Year	$40.5
Year 2	40.0
Year 3	30.0
Year 4	140.3
Principal amounts repayable	250.8
Debt issuance costs	(17.6)
Original issue discount	(7.4)
Total debt outstanding	$225.8

11. Other Income (Expense)—Net

Other income (expense)—net consisted of the following (in thousands):

Fiscal Year	2020	2019	2018
Interest income	$573	$2,075	$2,605
Contingent consideration remeasurement	(628)	601	3,381
Equity in losses of unconsolidated investment	(345)	(371)	(558)
Extinguishment of debt	—	(3,044)	(718)
Gain on asset divestitures	—	23,134	—
Net currency (losses) gains	(6,481)	3,932	(5,820)
Other net gains	2,053	657	1,072
Other income (expense) - net	$(4,828)	$26,984	$(38)

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Taxes
Income Taxes.    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were (in thousands):

Fiscal Year	2020	2019
Deferred income tax assets:
Inventory	4,095	6,856
Compensation	14,028	11,998
Property, plant and equipment	—	220
Trade names and customer lists	5,163	4,345
Goodwill	13,189	14,947
Foreign accruals	12,582	10,446
Loss carryforwards	54,112	32,158
Tax credit carryforwards	2,771	4,281
Interest disallowance	9,604	16,683
Lease liabilities	54,857	82,511
Other	19,042	36,302
Deferred income tax assets total	$189,443	$220,747
Deferred income tax liabilities:
Property, plant and equipment	(5,807)	—
Undistributed earnings of certain foreign subsidiaries	(3,076)	(329)
Right-of-use assets	(36,584)	(65,070)
Other	(1,327)	(1,081)
Deferred income tax liabilities total	$(46,794)	$(66,480)
Valuation allowance	(109,250)	(118,089)
Net deferred income tax assets	$33,399	$36,178

Net deferred income tax assets	$33,894	$38,275
Net deferred income tax liabilities	(495)	(2,097)
Net deferred income tax assets	$33,399	$36,178

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Operating Loss Carryforwards.  At January 2, 2021, the consolidated balance sheets included $45.3 million of deferred tax assets for net operating losses of foreign subsidiaries. The amounts and the fiscal year of expiration of the loss carryforwards are (in thousands):

Expires 2021 through 2025	$29,990
Expires 2026 through 2030	58,328
Expires 2031 through 2035	—
Expires 2036 through 2040	74,314
Indefinite	21,828
Total loss carryforwards	$184,460
At January 2, 2021, the consolidated balance sheets included $8.8 million of deferred tax assets for state income tax net operating losses. The state apportioned amounts and the fiscal year of expiration of the loss carryforwards are (in thousands):

Expires 2021 through 2025	$2,567
Expires 2026 through 2030	13,677
Expires 2031 through 2035	16,545
Expires 2036 through 2040	80,377
Indefinite	49,292
Total loss carryforwards	$162,458
The following table identifies income (loss) before income taxes for the Company's U.S. and non-U.S. based operations for the fiscal years indicated (in thousands):

Fiscal Year	2020	2019	2018
U.S	$(163,331)	$(142,141)	$(102,810)
Non-U.S	(8,652)	110,810	122,980
Total	$(171,983)	$(31,331)	$20,170
The Company's provision for income taxes consisted of the following for the fiscal years indicated (in thousands):

Fiscal Year	2020	2019	2018
Current provision:
U.S. federal	$(96,224)	$2,338	$(14,386)
Non-U.S	16,522	28,109	35,854
State and local	(681)	(2,330)	(2,056)
Total current	(80,383)	28,117	19,412
Deferred provision (benefit):
U.S. federal	—	—	—
Non-U.S	4,340	(9,436)	1,696
State and local	—	—	—
Total deferred	4,340	(9,436)	1,696
Provision for income taxes	$(76,043)	$18,681	$21,108

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the U.S. federal statutory income tax rates to the Company's effective tax rate is as follows:

Fiscal Year	2020	2019	2018
Tax at statutory rate	21.0%	21.0%	21.0%
Permanent differences	(4.5)	(2.0)	(0.2)
State, net of federal tax benefit	(0.1)	17.6	(3.8)
Foreign rate differential	1.2	12.8	(12.3)
Withholding taxes	(1.2)	(11.1)	16.3
GILTI tax-net of foreign tax credits	2.1	(24.2)	11.8
U.S. tax on foreign income-net of foreign tax credits	3.9	0.3	6.4
Income tax contingencies	1.6	3.2	(5.0)
Valuation allowances	(0.4)	(53.2)	65.0
Repatriation tax - net impact	—	—	5.9
Deficiencies on employee stock awards	(1.4)	(10.9)	10.1
Tax reform rate reduction impact on deferred tax assets	—	—	(15.8)
Foreign deferred tax rate change	—	(4.5)	—
Non deductible foreign equity awards	(0.4)	(3.2)	5.3
Non deductible officer compensation	0.7	(3.7)	—
Tax exempt foreign capital gain income	—	6.3	—
Deferred adjustment	—	(8.0)	—
CARES Act Rate Benefit	21.7	—	—
Provision for income taxes	44.2%	(59.6)%	104.7%
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which included many beneficial income tax provisions including utilization of net operating losses (“NOLs”), temporary changes to the limitation on interest deductions, and technical corrections to tax depreciation for qualified improvement property. The Tax Act had eliminated the option for most taxpayers to carryback a NOL after 2017. A NOL could only be carried forward and was limited to 80% of taxable income. The CARES Act now allows U.S. taxpayers to carryback a NOL arising in tax years 2018, 2019 and 2020 to prior years when the statutory tax rate was 35%. The ability to file for refunds of prior year U.S. tax liabilities and the release of U.S. valuation allowances were the main drivers of the favorable tax rate in 2020. These favorable impacts were partially offset by foreign valuation allowances on NOLs and deferred tax assets. The Company has recorded a short-term tax receivable of $37.7 million for the 2019 tax NOL carryback refund. A long-term tax receivable of $52.3 million was recorded for the 2020 tax NOL carryback refund.
The Company records a valuation allowance against its deferred tax assets when recovery of those amounts on a jurisdictional basis is not more likely than not. In addition, the Company's U.S. valuation allowance analysis was reduced by $24.4 million due to the use of deferred tax assets in the NOL carryback as compared to fiscal year 2019 and $4.5 million for the use of deferred tax assets in fiscal year 2020. The Company’s foreign valuation allowance on NOLs and deferred tax assets was increased by $20.2 million as compared to fiscal year 2019. The total valuation allowance of $109.3 million at January 2, 2021 was comprised of $56.0 million and $53.3 million attributable to the U.S. and foreign operations, respectively.

The Company will not indefinitely reinvest $260.6 million of previously taxed but undistributed earnings of its foreign subsidiaries as of January 2, 2021. Since under the Tax Act there will be no additional federal income tax when these amounts are repatriated, the Company has only accrued foreign withholding tax and U.S. state income taxes on these earnings with an offsetting valuation allowance. Deferred U.S. federal and state income taxes and foreign taxes are not recorded on the remaining $417.0 million of undistributed earnings of foreign subsidiaries where management plans to continue reinvesting these earnings outside the U.S. As the majority of these earnings have previously been taxed in the U.S., the distribution of the earnings considered indefinitely reinvested would generally be subject only to local country withholding and U.S. state income taxes when distributed, the amount of which is not material.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The total amount of unrecognized tax benefits, excluding interest and penalties that would favorably impact the effective tax rate in future periods if recognized, was $31.5 million, $35.7 million and $33.5 million for fiscal years 2020, 2019 and 2018, respectively. The U.S. Internal Revenue Service has completed examinations of the Company's federal income tax returns through 2013. Fiscal years 2016-2019 remain open for federal income tax examination. The Company is also subject to examinations in various state and foreign jurisdictions for its 2011-2019 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months from January 2, 2021. As of January 2, 2021, the Company had recorded $15.4 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled or not assessed within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest in the Company's consolidated balance sheets was $6.7 million and $4.8 million at January 2, 2021 and December 28, 2019, respectively. The total amount of accrued income tax-related penalties in the Company's consolidated balance sheets was $0.8 million and $1.0 million at January 2, 2021 and December 28, 2019, respectively. The Company accrued income tax-related interest expense of $1.9 million, $1.2 million and $0.8 million in fiscal years 2020, 2019 and 2018, respectively.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the fiscal years indicated (in thousands):

Fiscal Year	2020	2019	2018
Balance at beginning of year	$35,676	$39,909	$35,355
Gross increases—tax positions in prior years	1,241	6,639	7,183
Gross decreases—tax positions in prior years	(4,281)	(4)	(124)
Gross increases—tax positions in current year	857	184	576
Settlements	—	(1,901)	—
Lapse in statute of limitations	(2,255)	(8,912)	(2,980)
Change due to currency revaluation	302	(239)	(101)
Balance at end of year	$31,540	$35,676	$39,909

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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As a result of the COVID-19 pandemic, the Company received lease concessions from landlords in the form of rent deferrals and rent forgiveness. The Company chose the policy election provided by the FASB in April 2020 to record rent concessions as if no modifications to leases contracts were made, and thus no changes to the ROU assets and ROU liabilities were recorded for these concessions. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. As of January 2, 2021, the Company had outstanding deferred rent payments of $5.2 million, and the Company received rent forgiveness of $9.7 million for fiscal year 2020.
The components of lease expense were as follows (in thousands):

Lease Cost	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Fiscal Year 2020	Fiscal Year 2019
Operating lease cost(1)	SG&A	$106,004	$117,932
Finance lease cost:
Amortization of ROU assets	SG&A	$506	$475
Interest on lease liabilities	Interest expense	$33	$38
Short-term lease cost	SG&A	$610	$1,302
Variable lease cost	SG&A	$22,048	$36,476
_______________________________________________

(1) Includes sublease income, which was immaterial.
The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Consolidated Balance Sheets Location	January 2, 2021	December 28, 2019
Assets
Operating	Operating lease right-of-use assets	$226,815	$288,166
Finance	Property, plant and equipment - net of accumulated depreciation of $4,882 and $4,015 at January 2, 2021 and December 28, 2019, respectively	$5,991	$5,918

Liabilities
Current:
Operating	Current operating lease liabilities	$64,851	$68,838
Finance	Short-term and current portion of long-term debt	$1,088	$1,011
Noncurrent:
Operating	Long-term operating lease liabilities	$230,635	$288,689
Finance	Long-term debt	$569	$1,468

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	January 2, 2021	December 28, 2019
Weighted-average remaining lease term:
Operating leases	5.9 years	6.1 years
Finance leases	1.2 years	2.3 years
Weighted-average discount rate:
Operating leases	14.0%	13.9%
Finance leases	1.2%	1.2%

Future minimum lease payments by year as of January 2, 2021 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2021	$101,507	$1,095
2022	85,753	569
2023	66,909	—
2024	46,656	—
2025	33,012	—
Thereafter	122,318	—
Total lease payments	$456,155	$1,664
Less: Interest	160,669	6
Total lease obligations	$295,486	$1,658

Future minimum lease payments by year as of December 28, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2020	$116,778	$1,042
2021	94,795	978
2022	81,536	488
2023	64,582	—
2024	45,846	—
Thereafter	153,255	—
Total lease payments	$556,792	$2,508
Less: Interest	199,265	30
Finance lease obligations	$357,527	$2,478

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year 2020	Fiscal Year 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$131,499	$116,846
Operating cash flows from finance leases	33	38
Financing cash flows from finance leases	1,051	945
Leased assets obtained in exchange for new finance lease liabilities	49	83
Leased assets obtained in exchange for new operating lease liabilities	26,474	41,510
As of January 2, 2021, the Company did not have any material operating or finance leases that have been signed but not commenced.

14. Commitments and Contingencies
License Agreements.    The Company has various license agreements to market watches and jewelry bearing certain trademarks or incorporating certain technology owned by third parties. In accordance with these agreements, the Company incurred royalty expense of approximately $137.2 million, $161.8 million and $173.0 million in fiscal years 2020, 2019 and 2018, respectively. These amounts are included in the Company's cost of sales or, if advertising-related, in SG&A. These license agreements have expiration dates between years 2021 and 2028 and require the Company to pay royalties ranging from 7% to 15% of defined net sales. The Company has future minimum royalty commitments through fiscal year 2028 under these license agreements as follows by fiscal year (in thousands):

Fiscal Year	Minimum Royalty Commitments
2021	$112,639
2022	20,304
2023	20,880
2024	19,035
2025	17,040
Thereafter	7,710
Total	$197,608
These minimum royalty commitments do not include amounts owed under these license agreements for obligations of the Company to pay the licensors a percentage of net sales of these licensed products.
Purchase Obligations.  As of January 2, 2021, the Company had purchase obligations totaling $363.1 million that consisted primarily of open non-cancelable purchase orders.
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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the changes in the Company's asset retirement obligations (in thousands):

Fiscal Year	2020	2019
Beginning asset retirement obligation	$12,093	$11,862
Additions and changes in estimate	1,542	563
Liabilities settled during the period	(933)	(681)
Accretion expense	325	366
Currency translation	818	(17)
Ending asset retirement obligations	$13,845	$12,093

Litigation.    The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.

15. Stockholders' Equity
Common and Preferred Stock.    The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 51,474,034 and 50,516,477 shares issued and outstanding at fiscal year-end 2020 and 2019, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at fiscal year-end 2020 and 2019. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
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
During the period from December 2012 to the end of fiscal year 2020, the Company repurchased approximately $1.2 billion of its common stock, representing approximately 11.8 million shares. At January 2, 2021 and December 28, 2019, all treasury stock had been effectively retired. As of January 2, 2021, the Company had $30.0 million of repurchase authorizations remaining under its repurchase plan.

16. Employee Benefit Plans
Deferred Compensation and Savings Plans.    The Company has a defined contribution savings plan (the "401(k) Plan") for substantially all U.S.-based full-time employees of the Company, which includes a Roth 401(k) option. The Company's common stock is one of several investment alternatives available under the 401(k) Plan. The Company has a discretionary match for the 401(k) Plan. In order to mitigate the financial impact of COVID-19, the Company suspended 401(k) matching for the majority of fiscal year 2020. Matching contributions made by the Company to the 401(k) Plan totaled approximately $1.0 million, $3.2 million and $2.8 million for fiscal years 2020, 2019 and 2018, respectively. The Company also has the right to make additional matching contributions not to exceed 15% of employee compensation. The Company did not make any additional matching contributions during fiscal years 2020, 2019 and 2018.
Under the Fossil Group, Inc. and Affiliates Deferred Compensation Plan (the "Deferred Plan") eligible participants may elect to defer up to 50% of their salary or up to 100% of any bonuses paid pursuant to the terms and conditions of the Deferred Plan. In addition, the Company may make employer contributions to participants under the Deferred Plan from time to time. The Company made no contributions to the Deferred Plan during fiscal years 2020, 2019 and 2018. In prior periods, the Company made payments pursuant to the Deferred Plan into a Rabbi Trust. The funds held in the Rabbi Trust are directed to certain investments available through life insurance products. The Company had assets of $6.3 million and $5.2 million related to the Company's invested balances recorded in intangible and other assets—net and liabilities of $4.4 million and $4.6 million

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
related to the participants' invested balances recorded in accrued expenses—other, each on the Company's consolidated balance sheets at the end of fiscal years 2020 and 2019, respectively.
Stock-Based Compensation Plans.    The Company’s grants under its current stock-based compensation plans generally include: (i) stock options, restricted stock units, and performance restricted stock units for its international employees, (ii) restricted stock units for its nonemployee directors, and (iii) stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units, and performance restricted stock units for its U.S.-based employees. As of January 2, 2021, the Company had approximately $7.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock-based compensation plans. This cost is expected to be recognized over a weighted-average period of 1.4 years. All time-based or performance-based stock appreciation rights and restricted stock units are settled in shares of the Company's common stock.
Long-Term Incentive Plans.    An aggregate of 3,000,000 shares of the Company's common stock were reserved for issuance pursuant to the Company's 2016 Long-Term Incentive Plan ("2016 LTIP"), adopted in March 2016. Pursuant to the First Amendment to the Company’s 2016 Long-Term Incentive Plan, which was approved by our stockholders on May 23, 2018, the number of shares of the Company’s common stock authorized for issuance under the Company’s 2016 Long-Term Incentive Plan, as amended (the “2016 Plan”), was increased from 3,000,000 to 10,288,468, such additional shares consisting of (i) 5,000,000 additional shares of common stock and (ii) up to 2,288,468 shares of common stock subject to awards under the Company’s 2008 Long-Term Incentive Plan (the “2008 Plan”) that were outstanding on March 31, 2018 and, on or after March 31, 2018, are forfeited, expire or are canceled.
Under the 2016 Plan, designated employees of the Company, including officers, certain contractors, and outside directors of the Company, are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) performance awards, (vi) cash awards, or (vii) any combination of the foregoing. The 2016 Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee"). Each award issued under the 2016 Plan terminates at the time designated by the Compensation Committee, not to exceed ten years. The current outstanding stock options, stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units and performance restricted stock units issued under the 2016 Plan predominantly have original vesting periods of three years. Time-based or performance-based stock appreciation rights and restricted stock units are predominately settled in shares of the Company's common stock. On the date of the Company’s annual stockholders meeting, each nonemployee director automatically receives restricted stock units with a fair market value of approximately $130,000, which vest 100% on the earlier of one year from the date of grant or the date of the Company's next annual stockholders meeting, provided such director is providing services to the Company or a subsidiary of the Company on that date. Notwithstanding the foregoing, the Company’s Board of Directors elected to take a 25% reduction of such annual grant in 2020, 2019 and 2018. In addition, for the 2020 annual grant, the Company's common stock price used to calculate the value of the annual grant was $15.00 (on May 20, 2020, the date of the annual grant, the midpoint of the high and low sales prices of the Company's common stock was $2.86 per share). Therefore, each nonemployee director received a grant on May 20, 2020 of restricted stock units with a fair market value of approximately $18,600.
Stock Options, Stock Appreciation Rights and Performance Stock Appreciation Rights.    The fair value of stock options, stock appreciation rights and performance stock appreciation rights granted under the Company's stock-based compensation plans were estimated on the date of grant using the Black-Scholes option pricing model.
The expected term of the stock options represents the estimated period of time until exercise and is based on historical experience of similar awards. Expected stock price volatility is based on the historical volatility of the Company’s common stock. The risk‑free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. The Company did not issue stock options, stock appreciation rights and performance stock appreciation rights in fiscal years 2020, 2019 and 2018.
The following table summarizes stock option, stock appreciation rights and performance stock appreciation rights activity:

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options and Stock Appreciation Rights	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	in thousands			in thousands
Outstanding at December 30, 2017	2,177	$50.01	5.3	$—
Granted	—	—
Exercised	(21)	14.46		37
Forfeited or expired	(226)	59.58
Outstanding at December 29, 2018	1,930	49.25	1.3	37
Granted	—	—
Exercised	(13)	13.65		18
Forfeited or expired	(1,408)	39.84
Outstanding at December 28, 2019	509	76.13	2.5	—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(126)	79.44
Outstanding at January 2, 2021	383	75.05	1.9	—
Exercisable at January 2, 2021	383	$75.05	1.9	$—
The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at January 2, 2021 and based on the fair market value of the Company's common stock on the exercise date for options/rights that were exercised during the fiscal year.
Stock Options, Stock Appreciation Rights and Performance Stock Appreciation Rights Outstanding and Exercisable.    The following tables summarize information with respect to stock options, stock appreciation rights and performance stock appreciation rights outstanding and exercisable at January 2, 2021:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	in thousands			in thousands
$55.04 - $82.55	44	81.23	0.2	44	81.23
$95.91 - $131.46	62	128.11	1.1	62	128.11
Total	106	$108.76	0.8	106	$108.76

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	in thousands			in thousands
$29.49 - $47.99	166	41.77	2.9	166	41.77
$55.04 - $82.55	59	77.98	1.9	59	77.98
$95.91 - $113.04	52	109.71	0.8	52	109.71
Total	277	$62.17	2.3	277	$62.17

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units.    The following table summarizes restricted stock, restricted stock unit and performance restricted stock unit activity:

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	in thousands
Nonvested at December 30, 2017	2,981	$20.84
Granted	1,456	14.35
Vested	(1,040)	25.21
Forfeited	(386)	19.87
Nonvested at December 29, 2018	3,011	$17.86
Granted	1,008	13.01
Vested	(1,293)	17.92
Forfeited	(397)	21.49
Nonvested at December 28, 2019	2,329	$15.16
Granted	1,124	3.76
Vested	(1,127)	16.42
Forfeited	(590)	12.42
Nonvested at January 2, 2021	1,736	$7.90
The total fair value of shares/units vested during fiscal years 2020, 2019 and 2018 was $4.8 million, $17.6 million and $16.6 million, respectively.
Other Retirement Plans. The Company maintains a defined benefit plan for its employees located in Switzerland. The plan is funded through payments to an insurance company. The payments are determined by periodic actuarial calculations. During fiscal years 2020, 2019 and 2018, the Company recorded pension gains (expenses) of ($1.3) million, $0.7 million and $(0.6) million, respectively, related to this plan. The liability for the Company's defined benefit plan was $14.5 million and $17.0 million at the end of fiscal years 2020 and 2019, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.
Under French law, the Company is required to maintain a defined benefit plan for its employees located in France, which is referred to as a "retirement indemnity." The amount of the retirement indemnity is based on the employee's last salary and duration of employment with the Company. The employee's right to receive the retirement indemnity is subject to the employee remaining with the Company until retirement. During fiscal years 2020, 2019 and 2018, the Company recorded pension gains (expenses) of $0.2 million, $(0.4) million and $0.4 million, respectively, for its retirement indemnity obligations. The liability for the Company's retirement indemnity was $1.2 million at the end of both fiscal years 2020 and 2019. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.
17. Supplemental Cash Flow Information
The following table summarizes supplemental cash flow information (in thousands):

Fiscal Year	2020	2019	2018
Cash paid during the year for:
Interest	$21,194	$25,310	$38,855
Income taxes, net of refunds	$10,027	$18,025	$28,460
Supplemental disclosures of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$1,034	$2,060	$3,868
Additions to property, plant and equipment acquired under finance leases	$49	$83	$—

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Supplemental Disclosure for Accumulated Other Comprehensive Income (Loss)
The following table illustrates changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	January 2, 2021
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Pension Plan	Total
Beginning balance	$(80,474)	$2,983	$(3,124)	$(80,615)
Other comprehensive income (loss) before reclassifications	19,296	2,278	5,057	26,631
Tax (expense) benefit	—	(61)	(505)	(566)
Amounts reclassed from accumulated other comprehensive income (loss)	—	4,781	—	4,781
Tax (expense) benefit	—	(431)	—	(431)
Total other comprehensive income (loss)	19,296	(2,133)	4,552	21,715
Ending balance	$(61,178)	$850	$1,428	$(58,900)

	December 28, 2019
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Pension Plan	Total
Beginning balance	$(74,868)	$8,582	$1,595	$(64,691)
Other comprehensive income (loss) before reclassifications	(5,606)	6,510	(5,165)	(4,261)
Tax (expense) benefit	—	(450)	446	(4)
Amounts reclassed from accumulated other comprehensive income (loss)	—	12,688	—	12,688
Tax (expense) benefit	—	(1,029)	—	(1,029)
Total other comprehensive income (loss)	(5,606)	(5,599)	(4,719)	(15,924)
Ending balance	$(80,474)	$2,983	$(3,124)	$(80,615)

	December 29, 2018
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Pension Plan	Total
Beginning balance	$(64,499)	$(10,098)	$(1,672)	$(76,269)
Other comprehensive income (loss) before reclassifications	(10,369)	18,044	3,757	11,432
Tax (expense) benefit	—	—	(490)	(490)
Amounts reclassed from accumulated other comprehensive income (loss)	—	(4,283)	—	(4,283)
Tax (expense) benefit	—	1,654	—	1,654
Total other comprehensive income (loss)	(10,369)	20,673	3,267	13,571
Adoption of ASU 2018-02	—	(1,993)	—	(1,993)
Ending balance	$(74,868)	$8,582	$1,595	$(64,691)

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
Summary information by operating segment was as follows (in thousands):

	Fiscal Year 2020
	Net Sales	Operating Income (Loss)	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$642,213	$32,998	$10,692	$112,934	$319,586
Europe	522,364	19,482	12,222	135,190	328,246
Asia	434,351	62,589	6,174	82,122	234,770
Corporate	14,415	(250,388)	13,162	157,784	595,903
Consolidated	$1,613,343	$(135,319)	$42,250	$488,030	$1,478,505

	Fiscal Year 2019
	Net Sales	Operating Income (Loss)	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$949,965	$66,703	$15,104	$164,097	$474,428
Europe	715,494	88,323	15,099	171,952	406,603
Asia	535,156	101,209	6,724	89,434	298,034
Corporate	17,097	(284,618)	16,515	119,791	425,667
Consolidated	$2,217,712	$(28,383)	$53,442	$545,274	$1,604,732

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2018
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$1,174,507	$185,094	$16,542	$61,914	$393,273
Europe	856,291	129,610	18,933	99,253	353,797
Asia	505,473	87,515	8,016	29,990	173,666
Corporate	5,217	(339,508)	23,588	125,472	654,462
Consolidated	$2,541,488	$62,711	$67,079	$316,629	$1,575,198
The following table shows revenue for each class of similar products for fiscal years 2020, 2019 and 2018 (in thousands):

	Fiscal Year 2020		Fiscal Year 2019		Fiscal Year 2018
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$1,299,846	80.6%	$1,802,481	81.3%	$2,033,021	80.0%
Leathers	173,621	10.7	238,619	10.8	289,385	11.4
Jewelry	102,917	6.4	123,177	5.6	167,775	6.6
Other	36,959	2.3	53,435	2.3	51,307	2.0
Total	$1,613,343	100.0%	$2,217,712	100.0%	$2,541,488	100.0%
Geographic Information
Net sales and long-lived assets related to the Company's operations in the U.S., Europe, Asia and all other international markets were as follows (in thousands):

	Fiscal Year 2020
	Net Sales (1)		Long-term Assets
United States	$546,753		$234,325
Europe	525,333	(2)	147,208
Asia	436,570	(3)	89,144
All other international	104,687		17,353
Consolidated	$1,613,343		$488,030

	Fiscal Year 2019
	Net Sales (1)		Long-term Assets
United States	$819,825		$239,032
Europe	718,216	(2)	184,507
Asia	537,503	(3)	99,565
All other international	142,168		22,170
Consolidated	$2,217,712		$545,274

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2018
	Net Sales (1)		Long-term Assets
United States	$1,017,919		$159,062
Europe	857,972	(2)	111,964
Asia	507,523	(3)	36,945
All other international	158,074		8,658
Consolidated	$2,541,488		$316,629
_______________________________________________________________________________
(1)Net sales are based on the location of the selling entity (including exports).
(2)Net sales from Germany (including exports) accounted for more than 10% of the Company's consolidated net sales and were approximately $225.5 million, $310.1 million and $359.9 million in fiscal years 2020, 2019 and 2018, respectively.
(3)Net sales from China (including Hong Kong, Macau and Taiwan and exports) accounted for more than 10% of the Company's consolidated net sales in fiscal year 2020 and were approximately $228.4 million, $218.1 million and $190.0 million in fiscal years 2020, 2019 and 2018, respectively.
20. Restructuring
    In fiscal year 2019, the Company launched New World Fossil 2.0 - Transform to Grow Program (“NWF 2.0”), which is focused on optimizing the Company’s operating structure to be more efficient, with faster decision-making and a more consumer-centric focus. In addition to optimizing the way the Company goes to market, the Company is also pursuing additional gross margin expansion opportunities. The Company is taking a zero-based budgeting approach to adjust its business model to enable more investment in digital capabilities and marketing, move closer to the consumer and react more quickly to the ever-evolving consumer shopping patterns. The Company also plans to change overall business processes and resources, creating a more centrally directed operating model, reducing complexity and redundancy, and operating at a lower cost base. The NWF 2.0 restructuring program was expanded to address additional challenges posed by COVID-19, including a number of cost saving measures such as store closures. The Company estimates total NWF 2.0 charges of $75 million to $85 million.

The following tables show a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	Fiscal Year 2020
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	December 28, 2019	Charges			January 2, 2021
Store closures	$22	$4,347	$1,597	$2,532	$240
Professional services	2,824	7,503	8,047	—	2,280
Severance and employee-related benefits	4,238	24,658	21,155	—	7,741
Total	$7,084	$36,508	$30,799	$2,532	$10,261

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2019
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	December 29, 2018	Charges			December 28, 2019
Store closures	$—	$597	$—	$575	$22
Professional services	—	8,039	5,215	—	2,824
Severance and employee-related benefits	—	10,195	5,957	—	4,238
Total	$—	$18,831	$11,172	$575	$7,084

NWF 2.0 restructuring charges by operating segment were as follows (in thousands):

	2020	2019
Americas	$4,969	$2,048
Europe	12,630	9,333
Asia	8,823	773
Corporate	10,086	6,677
Consolidated	$36,508	$18,831

The Company implemented a multi-year restructuring program that began in fiscal year 2016 called New World Fossil ("NWF 1.0") and concluded in fiscal 2019. The remaining liability under NWF 1.0 is no longer material as of January 2, 2021, therefore the rollforward of the liability is not presented below.

The following table shows a rollforward of the accrued liability related to the Company’s NWF 1.0 restructuring plan (in thousands):

	Fiscal Year 2019
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	December 29, 2018	Charges			December 28, 2019
Store closures	$2,818	$2,971	$1,673	$2,253	$1,863
Professional services	2,198	485	1,368	—	1,315
Severance and employee-related benefits	3,011	7,349	7,460	2,368	532
Total	$8,027	$10,805	$10,501	$4,621	$3,710

NWF 1.0 restructuring charges by operating segment were as follows (in thousands):

	2019	2018
Americas	$2,941	$17,197
Europe	1,272	10,116
Asia	793	2,946
Corporate	5,799	16,371
Consolidated	$10,805	$46,630

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of January 2, 2021, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of January 2, 2021.
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
Management, including our CEO and our CFO, assessed the effectiveness of the Company's internal control over financial reporting as of January 2, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of January 2, 2021.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended January 2, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fossil Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fossil Group, Inc. and subsidiaries (the “Company”) as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2021 of the Company and our report, dated March 12, 2021, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
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

Dallas, Texas
March 12, 2021

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
(a)Documents filed as part of Report.
The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index accompanying this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2021	FOSSIL GROUP, INC.
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

Signature	Capacity	Date

/s/ KOSTA N. KARTSOTIS	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 12, 2021
Kosta N. Kartsotis
/s/ JEFFREY N. BOYER	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2021
Jeffrey N. Boyer
/s/ MARK R. BELGYA	Director	March 12, 2021
Mark R. Belgya
/s/ WILLIAM B. CHIASSON	Director	March 12, 2021
William B. Chiasson
/s/ KIM H. JONES	Director	March 12, 2021
Kim H. Jones
/s/ KEVIN MANSELL	Director	March 12, 2021
Kevin Mansell
/s/ DIANE L. NEAL	Director	March 12, 2021
Diane L.Neal
/s/ MARC R. Y. REY	Director	March 12, 2021
Marc R. Y. Rey
/s/ GAIL B. TIFFORD	Director	March 12, 2021
Gail B. Tifford

SCHEDULE II
FOSSIL GROUP, INC. AND SUBSIDIARIES
VALUATIONS AND QUALIFYING ACCOUNTS
Fiscal Years 2018, 2019 and 2020
(in thousands)

		Additions		Deductions
Classification	Balance at Beginning of Period	Charged to Operations	Charged to Other Accounts	Actual Returns or Writeoffs	Balance at End of Period
Fiscal Year 2018:
Account receivable allowances:
Bad debts	$12,928	$8,921	$—	$7,848	$14,001
Markdowns	$—	$37,904	$28,416	$47,301	$19,019
Sales returns	$75,200	$108,485	$—	$116,553	$67,132
Deferred tax asset valuation allowance	$78,314	$13,102	$4,402	$—	$95,818
Fiscal Year 2019:
Account receivable allowances:
Bad debts	$14,001	$2,921	$—	$3,688	$13,234
Markdowns	$19,019	$49,915	$—	$45,848	$23,086
Sales returns	$67,132	$139,350	$—	$129,015	$77,467
Deferred tax asset valuation allowance	$95,818	$15,672	$6,599	$—	$118,089
Fiscal Year 2020:
Account receivable allowances:
Bad debts	$13,234	$9,535	$—	$1,995	$20,774
Markdowns	$23,086	$39,931	$—	$47,404	$15,613
Sales returns	$77,467	$76,698	$—	$104,339	$49,826
Deferred tax asset valuation allowance	$118,089	$18,491	$(4,216)	$23,114	$109,250

EXHIBIT INDEX

Exhibit Number		Description
3.1		Third Amended and Restated Certificate of Incorporation of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 25, 2010).
3.2
Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 28, 2013).

3.3		Fifth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on April 3, 2017).
4.1		The description of Fossil Group, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on February 27, 2020).
10.1	(2)	Fossil Group, Inc. Savings and Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on March 2, 2018).
10.2	(2)	Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2008).
10.3	(2)	Amendment Number One to the 2008 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.4	(2)	Amendment Number Two to the 2008 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.5	(2)	Amendment Number Three to the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2015).
10.6	(2)
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

10.13	(2)	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2016).
10.14	(2)	Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 1, 2017).
10.15	(2)
Restricted Stock Unit Award under the Fossil Group, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 9, 2017).

10.16	(2)	First Amendment to the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 9, 2018).

Exhibit Number		Description
10.17
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

10.18
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

10.19
Amendment No. 1 to the Term Credit Agreement, dated as of February 20, 2020, by and among Fossil Group, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 26, 2020).

10.20
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

10.21
Amendment No. 2 to the Term Credit Agreement, dated as of May 12, 2020, by and among Fossil Group, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 12, 2020).

10.22
Amendment No. 3 to Term Credit Agreement, dated as of June 5, 2020, by and among Fossil Group, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 5, 2020).

10.23	(2)	Fossil Group, Inc. 2020 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020).
10.24
Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan (retirement) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on June 10, 2020).

10.25
Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan for performance Grants (retirement) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on June 10, 2020).

10.26	(1)(2)	Fossil Group, Inc. 2021 Deferred Plan for Director Fees
21.1	(1)	Subsidiaries of Fossil Group, Inc.
23.1	(1)	Consent of Independent Registered Public Accounting Firm.
31.1	(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	(3)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(3)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(1)	Inline XBRL Instance Document.
101.SCH	(1)	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	(1)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________________________________________________________________
(1)Filed herewith.
(2)Management contract or compensatory plan or arrangement.
(3)Furnished herewith.