Form 10-K/A
period 2021-01-02
Fossil Group, Inc.
filed 2021-04-05
CIK 883569

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

EXPLANATORY NOTE
The purpose of this Amendment No. 1 (this “Amendment or Form 10-K/A”) to the Annual Report of Fossil Group, Inc. (the “Company”) on Form 10-K for the year ended January 2, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2021 (the “Original Form 10-K”), is to revise each Report of Independent Registered Public Accounting Firm included in Item 8 and Item 9A, respectively, to provide the conformed signature of Deloitte & Touche LLP. The signatures had been provided by Deloitte & Touche LLP, but the conformed signature was inadvertently omitted from each Report of Independent Registered Public Accounting Firm when the Original Form 10-K was filed. In addition, the Report of Independent Registered Public Accounting Firm included in Item 8 was amended to remove a reference to Note 13. The foregoing amendments do not affect Deloitte & Touche LLP’s unqualified opinions on the Company’s consolidated financial statements included in the Original Form 10-K.

Except as expressly set forth in this Amendment, no other changes have been made to the Original Form 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-K. This Form 10-K/A does not reflect events or developments that may have occurred subsequent to the filing date of the Original Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are also included as exhibits to this Amendment.

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
/s/ Deloitte & Touche LLP
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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 5, 2021	FOSSIL GROUP, INC.
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