Form 10-Q
period 2021-04-03
Fossil Group, Inc.
filed 2021-05-13
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 3, 2021

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

The number of shares of the registrant’s common stock outstanding as of May 6, 2021: 52,081,550

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 3, 2021

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	April 3, 2021	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$246,694	$315,965
Accounts receivable - net of allowances for doubtful accounts of $17,251 and $20,774, respectively	175,507	229,847
Inventories	322,495	295,296
Prepaid expenses and other current assets	202,414	149,367
Total current assets	947,110	990,475
Property, plant and equipment - net of accumulated depreciation of $453,231 and $467,174, respectively	104,851	114,026
Operating lease right-of-use assets	211,918	226,815
Intangible and other assets-net	85,234	147,189
Total long-term assets	402,003	488,030
Total assets	$1,349,113	$1,478,505
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$201,230	$178,212
Short-term and current portion of long-term debt	37,860	41,561
Accrued expenses:
Current operating lease liabilities	60,137	64,851
Compensation	56,643	78,085
Royalties	16,328	27,554
Customer liabilities	39,399	50,941
Transaction taxes	7,803	21,271
Other	59,778	62,846
Income taxes payable	28,048	33,205
Total current liabilities	507,226	558,526
Long-term income taxes payable	20,013	19,840
Deferred income tax liabilities	491	495
Long-term debt	157,235	185,852
Long-term operating lease liabilities	217,522	230,635
Other long-term liabilities	37,802	43,125
Total long-term liabilities	433,063	479,947
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 51,526 and 51,474 shares issued and outstanding at April 3, 2021 and January 2, 2021, respectively	515	515
Additional paid-in capital	295,287	293,777
Retained earnings	179,258	203,698
Accumulated other comprehensive income (loss)	(67,279)	(58,900)
Total Fossil Group, Inc. stockholders’ equity	407,781	439,090
Noncontrolling interests	1,043	942
Total stockholders’ equity	408,824	440,032
Total liabilities and stockholders’ equity	$1,349,113	$1,478,505

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended April 3, 2021	For the 14 Weeks Ended April 4, 2020
Net sales	$363,042	$390,718
Cost of sales	180,453	250,358
Gross profit	182,589	140,360
Operating expenses:
Selling, general and administrative expenses	187,324	245,719
Trade name impairments	—	2,464
Other long-lived asset impairments	4,500	17,143
Restructuring charges	7,520	9,375
Total operating expenses	199,344	274,701
Operating income (loss)	(16,755)	(134,341)
Interest expense	7,331	7,464
Other income (expense) - net	1,864	(7,290)
Income (loss) before income taxes	(22,222)	(149,095)
Provision for income taxes	2,117	(63,651)
Net income (loss)	(24,339)	(85,444)
Less: Net income (loss) attributable to noncontrolling interests	101	137
Net income (loss) attributable to Fossil Group, Inc.	$(24,440)	$(85,581)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(10,121)	$(11,193)
Cash flow hedges - net change	1,742	6,242
Total other comprehensive income (loss)	(8,379)	(4,951)
Total comprehensive income (loss)	(32,718)	(90,395)
Less: Comprehensive income (loss) attributable to noncontrolling interests	101	137
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(32,819)	$(90,532)
Earnings (loss) per share:
Basic	$(0.47)	$(1.69)
Diluted	$(0.47)	$(1.69)
Weighted average common shares outstanding:
Basic	51,519	50,566
Diluted	51,519	50,566

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended April 3, 2021
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, January 2, 2021	51,474	$515	$293,777	$—	$203,698	$(58,900)	$439,090	$942	$440,032
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	77	—	—	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(254)	—	—	(254)	—	(254)
Retirement of common stock	(25)	—	(254)	254	—	—	—	—	—
Stock-based compensation	—	—	1,764	—	—	—	1,764	—	1,764
Net income (loss)	—	—	—	—	(24,440)	—	(24,440)	101	(24,339)
Other comprehensive income (loss)	—	—	—	—	—	(8,379)	(8,379)	—	(8,379)
Balance, April 3, 2021	51,526	$515	$295,287	$—	$179,258	$(67,279)	$407,781	$1,043	$408,824

For the 14 Weeks Ended April 4, 2020
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 28, 2019	50,516	$505	$283,371	$—	$299,793	$(80,615)	$503,054	$787	$503,841
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	91	1	(1)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(176)	—	—	(176)	—	(176)
Retirement of common stock	(24)	—	(176)	176	—	—	—	—	—
Stock-based compensation	—	—	3,103	—	—	—	3,103	—	3,103
Net income (loss)	—	—	—	—	(85,581)	—	(85,581)	137	(85,444)
Other comprehensive income (loss)	—	—	—	—	—	(4,951)	(4,951)	—	(4,951)
Balance, April 4, 2020	50,583	$506	$286,297	$—	$214,212	$(85,566)	$415,449	$924	$416,373

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 13 Weeks Ended April 3, 2021	For the 14 Weeks Ended April 4, 2020
Operating Activities:
Net Income (loss)	$(24,339)	$(85,444)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	8,933	12,187
Non-cash lease expense	23,980	29,061
Stock-based compensation	1,764	3,103
Decrease in allowance for returns and markdowns	(5,933)	(4,092)
Property, plant and equipment and other long-lived asset impairment losses	4,500	16,970
Trade name impairment losses	—	2,464
Non-cash restructuring charges	221	684
Bad debt (recoveries) expense	(1,632)	4,442
Other non-cash items	247	(532)
Changes in operating assets and liabilities:
Accounts receivable	53,961	117,967
Inventories	(32,612)	(3,701)
Prepaid expenses and other current assets	(9,237)	(10,443)
Accounts payable	24,717	(37,393)
Accrued expenses	(48,465)	(20,564)
Income taxes	(5,214)	(71,524)
Operating lease liabilities	(28,740)	(30,324)
Net cash used in operating activities	(37,849)	(77,139)
Investing Activities:
Additions to property, plant and equipment	(2,136)	(2,852)
Decrease (increase) in intangible and other assets	6,267	(387)
Proceeds from the sale of property, plant and equipment and other	10,925	76
Net cash provided by (used in) investing activities	15,056	(3,163)
Financing Activities:
Acquisition of common stock for employee tax withholdings	(254)	(176)
Debt borrowings	55,008	291,179
Debt payments	(88,932)	(170,570)
Debt issuance costs and other	—	(8,100)
Net cash (used in) provided by financing activities	(34,178)	112,333
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6,550)	12,477
Net (decrease) increase in cash, cash equivalents, and restricted cash	(63,521)	44,508
Cash, cash equivalents, and restricted cash:
Beginning of period	324,246	207,749
End of period	$260,725	$252,257

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The fiscal year ended January 2, 2021 was a 53-week year, with the additional week being included in the first quarter. Accordingly, the information presented herein includes the thirteen-week period ended April 3, 2021 (“First Quarter”) as compared to the fourteen-week period ended April 4, 2020 (“Prior Year Quarter”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of April 3, 2021, and the results of operations for the First Quarter and Prior Year Quarter. All adjustments are of a normal, recurring nature.
Effective during fiscal year 2021, the Company made a change to the presentation of reportable segments to include all information technology costs within its Corporate cost area. The Company's historical segment disclosures have been recast to be consistent with its current presentation.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K/A filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended January 2, 2021 (the “2020 Form 10-K/A”). Operating results for the First Quarter are not necessarily indicative of the results to be achieved for the full fiscal year.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. We base our estimates on the information available at the time and various other assumptions believed to be reasonable under the circumstances, including estimates of the impact of the coronavirus (“COVID-19”) pandemic. Actual results could differ from those estimates, including the impact of the COVID-19 pandemic. The Company has not made any changes in its significant accounting policies from those disclosed in the 2020 Form 10-K/A.
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
Operating Expenses. Operating expenses include selling, general and administrative expenses (“SG&A”), trade name impairments, other long-lived asset impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company’s retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and “back office” or support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize the Company’s infrastructure as well as store closure expenses.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended April 3, 2021	For the 14 Weeks Ended April 4, 2020
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(24,440)	$(85,581)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	51,519	50,566
Basic EPS	$(0.47)	$(1.69)
Diluted EPS computation:
Basic weighted average common shares outstanding	51,519	50,566
Diluted weighted average common shares outstanding	51,519	50,566
Diluted EPS	$(0.47)	$(1.69)

At the end of the First Quarter, approximately 2.0 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.3 million weighted average performance-based shares at the end of the First Quarter.
At the end of the Prior Year Quarter, 2.6 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.3 million weighted average performance-based shares at the end of the Prior Year Quarter.
Cash, Cash Equivalents and Restricted Cash. Restricted cash included in intangible and other-assets net was comprised primarily of restricted cash balances for pledged collateral to secure bank guarantees for the purpose of obtaining retail space. Restricted cash included in prepaid expenses and other current assets was comprised primarily of restricted cash balances for plan distributions related to the termination of the Company's deferred compensation plan. See Note 11—Fair Value Measurements, for more information regarding the Company's termination of its deferred compensation plan. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of April 3, 2021 and April 4, 2020 that are presented in the condensed consolidated statement of cash flows (in thousands):

	April 3, 2021	April 4, 2020
Cash and cash equivalents	$246,694	$245,427
Restricted cash included in prepaid expenses and other current assets	6,567	26
Restricted cash included in intangible and other assets-net	7,464	6,804
Cash, cash equivalents and restricted cash	$260,725	$252,257

Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04") and subsequent guidance that clarified the scope and application of its original guidance. ASU 2020-04 provides optional expedients and exceptions to the current guidance on contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company will adopt these standards when LIBOR is discontinued and does not expect them to have a material impact on its consolidated financial statements or related disclosures.

Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in Income Taxes (Topic 740). It also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 at the beginning of the First Quarter, and it did not have a material effect on the Company's condensed consolidated financial statements.

2. REVENUE
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended April 3, 2021
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$120,866	$84,669	$86,078	$3	$291,616
Leathers	19,629	6,305	8,170	—	34,104
Jewelry	10,657	16,276	2,936	—	29,869
Other	1,354	1,984	1,456	2,659	7,453
Consolidated	$152,506	$109,234	$98,640	$2,662	$363,042

Timing of revenue recognition
Revenue recognized at a point in time	$152,045	$108,887	$98,540	$907	$360,379
Revenue recognized over time	461	347	100	1,755	2,663
Consolidated	$152,506	$109,234	$98,640	$2,662	$363,042

	For the 14 Weeks Ended April 4, 2020
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$119,274	$97,898	$92,742	$11	$309,925
Leathers	27,989	9,431	9,887	—	47,307
Jewelry	4,024	17,507	1,686	—	23,217
Other	1,629	3,414	1,872	3,354	10,269
Consolidated	$152,916	$128,250	$106,187	$3,365	$390,718

Timing of revenue recognition
Revenue recognized at a point in time	$152,285	$127,920	$105,988	$1,492	$387,685
Revenue recognized over time	631	330	199	1,873	3,033
Consolidated	$152,916	$128,250	$106,187	$3,365	$390,718

Contract Balances. As of April 3, 2021, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $9.7 million and $9.9 million as of April 3, 2021 and January 2, 2021, respectively, related to remaining performance obligations on licensing income, (ii) $4.1 million and $4.6 million as of April 3, 2021 and January 2, 2021, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $4.0 million and $4.2 million as of April 3, 2021 and January 2, 2021, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	April 3, 2021	January 2, 2021
Components and parts	$24,277	$25,016
Work-in-process	8,211	7,913
Finished goods	290,007	262,367
Inventories	$322,495	$295,296

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 13 Weeks Ended April 3, 2021	For the 14 Weeks Ended April 4, 2020
Beginning balance	$21,916	$23,095
Settlements in cash or kind	(2,725)	(3,666)
Warranties issued and adjustments to preexisting warranties (1)	1,589	2,868
Ending balance	$20,780	$22,297
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended April 3, 2021	For the 14 Weeks Ended April 4, 2020
Income tax (benefit) expense	$2,117	$(63,651)
Effective tax rate	(9.5)%	42.7%
The effective tax rate in the First Quarter was unfavorable as compared to the Prior Year Quarter since no tax benefit was accrued on the U.S. net operating loss ("NOL"), unlike in the Prior Year Quarter. The Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act requires the inclusion of certain foreign income in the tax return which will absorb most of the U.S. NOL. Foreign income taxes are also paid on this same foreign income, resulting in double taxation. The remaining U.S. NOL is offset with a valuation allowance since there is no certainty of any future tax benefit. The First Quarter rate is negative because foreign income tax expense is accrued on certain foreign entities with positive taxable income when the consolidated operating results are a loss. The Prior Year Quarter tax rate benefited from the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. The CARES Act provided many beneficial income tax changes including a provision allowing net operating losses arising in tax years 2018, 2019 and 2020 to be carried back to prior years when the U.S. tax rate was 35%, which accounts for most of the Prior Year Quarter benefit.
The effective tax rate can vary from quarter-to-quarter due to changes in the Company's global mix of earnings, the resolution of income tax audits and changes in tax law.
As of April 3, 2021, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $31.4 million, of which $25.0 million would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2012-2019 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of April 3, 2021, the Company had recorded $16.2 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At April 3, 2021, the total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheets was $7.1 million and $0.8 million, respectively. For the First Quarter, the Company accrued income tax related interest expense of $0.4 million.

6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 51,525,632 and 51,474,034 shares issued and outstanding at April 3, 2021 and January 2, 2021, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at April 3, 2021 or January 2, 2021. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
Common Stock Repurchase Programs. At April 3, 2021 and January 2, 2021, all treasury stock had been effectively retired. As of April 3, 2021, the Company had $30.0 million of repurchase authorizations remaining under its repurchase program. The Company did not repurchase any common stock under its authorized stock repurchase plan during the First Quarter or Prior Year Quarter.

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the First Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at January 2, 2021	383	$75.05	1.9	$—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(97)	81.66
Outstanding at April 3, 2021	286	72.78	2.2	—
Exercisable at April 3, 2021	286	$72.78	2.2	$—

The aggregate intrinsic value shown in the table above is based on the exercise price for outstanding and exercisable options/rights at April 3, 2021.
Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at April 3, 2021:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$127.84 - $131.46	58	128.13	1.0	58	128.13
Total	58	$128.13	1.0	58	$128.13

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$29.49 - $47.99	146	$40.92	3.0	146	$40.92
$55.04 - $82.55	48	77.43	2.0	48	77.43
95.91 - $113.04	34	109.58	0.9	34	109.58
Total	228	$58.70	2.5	228	$58.70

Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the First Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at January 2, 2021	1,736	$7.90
Granted	—	—
Vested	(77)	9.11
Forfeited	(24)	8.69
Nonvested at April 3, 2021	1,635	$7.83

The total fair value of restricted stock units vested during the First Quarter was approximately $0.8 million. Vesting of performance restricted stock units is based on achievement of operating margin growth and achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group.
Long-Term Incentive Plans. On the date of the Company’s annual stockholders meeting, each non-employee director automatically receives a grant of restricted stock units with a fair market value of approximately $130,000, which vest 100% on the earlier of one year from the date of grant or the date of the Company's next annual stockholders meeting, provided such director is providing services to the Company or a subsidiary of the Company on that date. Beginning with the grant in fiscal year 2021, non-employee directors may elect to defer receipt of all or a portion of the restricted stock units settled in common stock of the Company upon the vesting date. In addition, beginning in fiscal year 2021, non-employee directors may defer the cash portion of their annual fees. Each participant may also elect to have the cash portion of his or her annual fees for each calendar year treated as if invested in units of common stock of the Company.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables disclose changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended April 3, 2021
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(61,178)	$850	$1,428	$(58,900)
Other comprehensive income (loss) before reclassifications	(10,121)	1,292	—	(8,829)
Tax (expense) benefit	—	(236)	—	(236)
Amounts reclassed from accumulated other comprehensive income (loss)	—	(650)	—	(650)
Tax (expense) benefit	—	(36)	—	(36)
Total other comprehensive income (loss)	(10,121)	1,742	—	(8,379)
Ending balance	$(71,299)	$2,592	$1,428	$(67,279)

	For the 14 Weeks Ended April 4, 2020
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(80,474)	$2,983	$(3,124)	$(80,615)
Other comprehensive income (loss) before reclassifications	(11,193)	8,025	—	(3,168)
Tax (expense) benefit	—	(1,452)	—	(1,452)
Amounts reclassed from accumulated other comprehensive income (loss)	—	360	—	360
Tax (expense) benefit	—	(29)	—	(29)
Total other comprehensive income (loss)	(11,193)	6,242	—	(4,951)
Ending balance	$(91,667)	$9,225	$(3,124)	$(85,566)

See “Note 10—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.

9. SEGMENT INFORMATION
The Company reports segment information based on the “management approach”. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.
The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of (i) Americas, (ii) Europe and (iii) Asia. Each reportable operating segment includes sales to wholesale and distributor customers, and sales through Company-owned retail stores and e-commerce activities based on the location of the selling entity. The Americas segment primarily includes sales to customers based in Canada, Latin America and the United States. The Europe segment primarily includes sales to customers based in European countries, the Middle East and Africa. The Asia segment primarily includes sales to customers based in Australia, Greater China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Each reportable operating segment provides similar products and services.
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
Due to changes in the Company’s reportable segments as discussed in Note 1 to the Condensed Consolidated Financial Statements, segment results for the Prior Year Quarter have been recast to present results on a comparable basis. These changes had no impact on the consolidated net sales or operating income (loss). Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended April 3, 2021		For the 14 Weeks Ended April 4, 2020
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)(1)
Americas	$152,506	$26,030	$152,916	$(37,116)
Europe	109,234	5,026	128,250	(1,205)
Asia	98,640	11,724	106,187	11,941
Corporate	2,662	(59,535)	3,365	(107,961)
Consolidated	$363,042	$(16,755)	$390,718	$(134,341)
________________________________________________________
(1) In addition to the recast disclosed above, subsequent to the issuance of the Company's condensed consolidated financial statements for the 14 weeks ended April 4, 2020, the Company's management determined that operating loss for the Americas and Corporate segments for the 14 weeks ended April 4, 2020 was incorrectly presented because $24.5 million of charges were incorrectly attributed to the Americas segment rather than the Corporate segment. As a result, operating loss for the Americas and Corporate segments for the 14 week period ended April 4, 2020 has been corrected. The Company’s management evaluated the materiality of the disclosure misstatement from a quantitative and qualitative perspective and concluded that the misstatement was not material to the 14 week period ended April 4, 2020.

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended April 3, 2021		For the 14 Weeks Ended April 4, 2020
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$291,616	80.3%	$309,925	79.3%
Leathers	34,104	9.4	47,307	12.1
Jewelry	29,869	8.2	23,217	6.0
Other	7,453	2.1	10,269	2.6
Total	$363,042	100.0%	$390,718	100.0%

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
As of April 3, 2021, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	46.1	U.S. dollar	56.2
Canadian dollar	12.6	U.S. dollar	9.8
Japanese yen	869.0	U.S. dollar	8.4
British pound	5.3	U.S. dollar	7.2
Mexican peso	73.0	U.S. dollar	3.6
Australian dollar	3.5	U.S. dollar	2.7
U.S. dollar	1.1	Japanese yen	120.0
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of April 3, 2021, the Company had non-designated forward contracts of $0.4 million on 5.9 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes are set forth below (in thousands):

	For the 13 Weeks Ended April 3, 2021	For the 14 Weeks Ended April 4, 2020
Cash flow hedges:
Forward contracts	$1,056	$6,573
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$1,056	$6,573

The following tables disclose the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended April 3, 2021	For the 14 Weeks Ended April 4, 2020
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$681	$2,647
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(1,367)	$(2,316)
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(59)	$205

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	April 3, 2021		January 2, 2021		April 3, 2021		January 2, 2021
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$2,391	Prepaid expenses and other current assets	$345	Accrued expenses-other	$614	Accrued expenses-other	$2,178
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	4	Prepaid expenses and other current assets	—	Accrued expenses-other	—	Accrued expenses-other	86
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	253	Intangible and other assets-net	48	Other long-term liabilities	30	Other long-term liabilities	35
Total		$2,648		$393		$644		$2,299

The following tables summarize the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended April 3, 2021		For the 14 Weeks Ended April 4, 2020
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$180,453	$1,864	$250,358	$(7,290)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$681	$(1,367)	$2,647	$(2,316)
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$(59)	$—	$205

At the end of the First Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through June 2022. As of April 3, 2021, an estimated net gain of $1.6 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 3, 2021 (in thousands):

	Fair Value at April 3, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$2,648	$—	$2,648
Total	$—	$2,648	$—	$2,648
Liabilities:
Contingent consideration	$—	$—	$1,976	$1,976
Forward contracts	—	644	—	644
Total	$—	$644	$1,976	$2,620

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
The Company's deferred compensation plan was terminated during the First Quarter, with the final distributions taking place in the second quarter of fiscal year 2021. The deferred compensation plan assets at January 2, 2021 were recorded in intangible and other assets-net in the Company’s condensed consolidated balance sheets and the fair values were based on quoted prices.
The fair values of the Company’s forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. See Note 10—Derivatives and Risk Management, for additional disclosures about the forward contracts.
As of April 3, 2021, the fair value of the Company's debt approximated its carrying amount. The fair value of debt was obtained using observable market inputs.
The fair value of trade names are measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discount rates and implied royalty rates. No trade name impairment was recorded during the First Quarter.
During the First Quarter, operating lease right-of-use ("ROU") assets with a carrying amount of $6.0 million and property, plant and equipment-net with a carrying amount of $1.6 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $2.3 million and $0.6 million, respectively, resulting in impairment charges of $4.7 million.
The fair values of operating lease ROU assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $4.7 million impairment expense, $2.3 million, $1.8 million, and $0.4 million was recorded in SG&A in the Americas, Europe and Asia segments, respectively, and $0.2 million was recorded in restructuring charges in the Europe segment.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		April 3, 2021		January 2, 2021
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,775	$3,241	$3,775	$3,198
Customer lists	5 - 10 yrs.	41,989	39,850	42,387	39,406
Patents	3 - 20 yrs.	2,371	1,982	2,371	1,973
Developed technology	7 yrs.	2,193	1,234	2,193	1,097
Trade name	6 yrs.	4,502	1,125	4,502	938
Other	7 - 20 yrs.	540	309	544	301
Total intangibles-subject to amortization		55,370	47,741	55,772	46,913
Intangibles-not subject to amortization:
Trade names		8,867		8,895
Other assets:
Deposits		19,425		19,762
Deferred compensation plan assets		—		6,257
Deferred tax asset-net		32,880		33,893
Restricted cash		7,465		8,159
Tax receivable		6,478		58,734
Investments		327		327
Other		2,163		2,303
Total other assets		68,738		129,435
Total intangible and other assets		$132,975	$47,741	$194,102	$46,913
Total intangible and other assets-net			$85,234		$147,189

Amortization expense for intangible assets was approximately $1.2 million and $1.9 million for the First Quarter and the Prior Year Quarter, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2021 (remaining)	$2,158
2022	$2,504
2023	$897
2024	$884
2025	$693
Thereafter	$493

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
As a result of the COVID-19 pandemic, the Company received lease concessions from landlords in the form of rent deferrals and rent forgiveness. The Company chose the policy election provided by the FASB in April 2020 to record rent concessions as if no modifications to lease contracts were made, and thus no changes to the ROU assets and ROU liabilities were recorded with respect to these concessions. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. As of April 3, 2021, the Company had outstanding deferred rent payments of $3.1 million, and the Company received rent forgiveness of $1.1 million in the First Quarter.
The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended April 3, 2021	For the 14 Weeks Ended April 4, 2020
Operating lease cost(1)(2)	SG&A	$23,366	$28,206
Finance lease cost:
Amortization of ROU assets	SG&A	$122	$101
Interest on lease liabilities	Interest expense	$5	$11
Short-term lease cost	SG&A	$168	$201
Variable lease cost	SG&A	$5,407	$7,694
_______________________________________________
(1) Includes sublease income, which was immaterial.
(2) Excludes the impact of deferred or abated rent amounts

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	April 3, 2021	January 2, 2021
Assets
Operating	Operating lease ROU assets	$211,918	$226,815
Finance	Property, plant and equipment - net of accumulated depreciation of $4,853 and $4,882, respectively	$5,682	$5,991

Liabilities
Current:
Operating	Current operating lease liabilities	$60,137	$64,851
Finance	Short-term and current portion of long-term debt	$1,041	$1,088
Noncurrent:
Operating	Long-term operating lease liabilities	$217,522	$230,635
Finance	Long-term debt	$288	$569

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	April 3, 2021	January 2, 2021
Weighted-average remaining lease term:
Operating leases	5.9 years	5.9 years
Finance leases	1.0 years	1.2 years
Weighted-average discount rate:
Operating leases	14.0%	14.0%
Finance leases	1.2%	1.2%

Future minimum lease payments by year as of April 3, 2021 were as follows (in thousands):

Fiscal Year	Operating Leases (1)	Finance Leases
2021 (remaining)	$72,864	$786
2022	86,488	545
2023	67,298	—
2024	46,875	—
2025	33,447	—
Thereafter	124,313	—
Total lease payments	$431,285	$1,331
Less: Interest	153,626	2
Total lease obligations	$277,659	$1,329
________________________________________________________________________
(1) Future minimum lease payments exclude the impact of deferred or abated rent amounts

Future minimum lease payments by year as of January 2, 2021 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2021	$101,507	$1,095
2022	85,753	569
2023	66,909	—
2024	46,656	—
2025	33,012	—
Thereafter	122,318	—
Total lease payments	$456,155	$1,664
Less: Interest	160,669	6
Finance lease obligations	$295,486	$1,658

Supplemental cash flow information related to leases was as follows (in thousands):

	For the 13 Weeks Ended April 3, 2021	For the 14 Weeks Ended April 4, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$28,740	$30,324
Operating cash flows from finance leases	5	11
Financing cash flows from finance leases	254	309
Leased assets obtained in exchange for new operating lease liabilities	4,931	18,284
________________________________________________________________________________
(1) Cash flows for the 13 weeks ended April 3, 2021 exclude the impact of deferred or abated rent amounts

As of April 3, 2021, the Company did not have any material operating or finance leases that have been signed but not commenced.

15. DEBT ACTIVITY
On February 20, 2020, the Company entered into Amendment No. 1 to that certain Term Credit Agreement, dated as of September 26, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders (the “Term Credit Agreement Lenders”) party thereto (as amended to date, the “Term Credit Agreement”). On May 12, 2020, the Company entered into Amendment No. 2 to the Term Credit Agreement to extend the deadline for delivery of the Company’s unaudited quarterly financial statements and related deliverables for the fiscal quarter ended April 4, 2020. On June 5, 2020, the Company entered into Amendment No. 3 (the “Third Amendment”) to the Term Credit Agreement to further modify certain terms of the Term Credit Agreement to address the financial impact of COVID-19.
Under the Term Credit Agreement: (i) amounts outstanding bear interest at (a) the adjusted LIBO rate plus 8.50% for Eurodollar loans, and (b) the alternate base rate plus 7.50% for alternate base rate loans; (ii) a quarterly amortization payment of $10.0 million is required; and (iii) a maximum total leverage ratio of (a) 2.25 to 1.00 is permitted as of the last day of each fiscal quarter ending April 3, 2021, July 3, 2021 and October 2, 2021, and (b) 1.50 to 1.00 as of the last day of each subsequent fiscal quarter. In connection with the Third Amendment, the quarterly test for maximum total leverage ratio was waived for the first three fiscal quarters of fiscal year 2021, and the Company is required to maintain specified minimum levels of EBITDA during such periods.
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
On September 26, 2019, the Company and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other subsidiaries of the Company from time to time party thereto designated as borrowers, and certain subsidiaries of the Company from time to time party thereto as guarantors, entered into a $275.0 million secured asset-based revolving credit agreement (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the "ABL Agent"), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the "ABL Lenders").
The Revolving Facility provides that the ABL Lenders may extend revolving loans in an aggregate principal amount not to exceed $275.0 million at any time outstanding (the “Revolving Credit Commitment”), of which up to $160.0 million is available under a U.S. facility, an aggregate of $70.0 million is available under a European facility, $30.0 million is available under a Hong Kong facility, $10.0 million is available under a French facility, and $5.0 million is available under a Canadian facility, in each case, subject to the borrowing base availability limitations described below. The Revolving Facility also includes an up to $45.0 million subfacility for the issuance of letters of credit (the “Letters of Credit”). The Revolving Facility expires and is due and payable on September 26, 2024, provided that, if on the date that is the 121st day prior to the final maturity date of any class or tranche of term loans under the Term Credit Agreement, any such term loans are outstanding on such date, then the maturity date of the Revolving Facility shall be such date. Unless the maturity of the term loans is extended beyond the current maturity date of September 26, 2024, the Revolving Facility will expire and be due and payable on May 28, 2024. The French facility includes a $1.0 million subfacility for swingline loans, and the European facility includes a $7.0 million subfacility for swingline loans. The Revolving Facility is subject to a line cap equal to the lesser of the total Revolving Credit Commitment and the aggregate borrowing bases under the U.S. facility, the European facility, the Hong Kong facility, the French facility and the Canadian facility. Loans under the Revolving Facility may be made in U.S. dollars, Canadian dollars, euros, Hong Kong dollars or pounds sterling.
The Revolving Facility is an asset-based facility, in which borrowing availability is subject to a borrowing base equal to:(a) with respect to the Company, the sum of (i) the lesser of (x) 90% of the appraised net orderly liquidation value of eligible U.S. finished goods inventory and (y) 65% of the lower of cost or market value of eligible U.S. finished goods inventory, plus (ii) 85% of the eligible U.S. accounts receivable, plus (iii) 90% of eligible U.S. credit card accounts receivable, minus (iv) the aggregate amount of reserves, if any, established by the ABL Agent; (b) with respect to each non-U.S. borrower (except for the French Borrower), the sum of (i) the lesser of (x) 90% of the appraised net orderly liquidation value of eligible foreign finished goods inventory of such non-U.S. borrower and (y) 65% of the lower of cost or market value of eligible foreign finished goods inventory of such non-U.S. borrower, plus (ii) 85% of the eligible foreign accounts receivable of such non-U.S. borrower, minus (iii) the aggregate amount of reserves, if any, established by the ABL Agent; and (c) with respect to the French Borrower, (i) 85% of eligible French accounts receivable minus (ii) the aggregate amount of reserves, if any, established by the ABL Agent. Not more than 60% of the aggregate borrowing base under the Revolving Facility may consist of the non-U.S. borrowing bases.
As of April 3, 2021, the Company had $138.4 million and $77.4 million outstanding under the Term Credit Agreement and Revolving Facility, respectively. The Company had net payments of $13.6 million under the Term Credit Agreement during the First Quarter. The Company had net payments of $20.0 million under the Revolving Facility during the First Quarter. Amounts available under the Revolving Facility were reduced by any amounts outstanding under standby letters of credit. As of April 3, 2021, the Company had available borrowing capacity of $2.5 million under the Revolving Facility. The Company incurred approximately $3.8 million of interest expense related to the Term Credit Agreement during the First Quarter. The Company incurred approximately $0.4 million of interest expense related to the Revolving Facility during the First Quarter. The Company incurred approximately $2.7 million of interest expense related to the amortization of debt issuance costs and the original issue discount during the First Quarter. At April 3, 2021, the Company was in compliance with all debt covenants related to its credit facilities.

16. RESTRUCTURING
    In fiscal year 2019, the Company launched New World Fossil 2.0 - Transform to Grow Program (“NWF 2.0”), which is focused on optimizing the Company’s operating structure to be more efficient, with faster decision-making and a more customer-centric focus. In addition to optimizing the way the Company goes to market, the Company pursued additional gross margin expansion opportunities. The Company has taken a zero-based budgeting approach to adjust its business model to enable more investment in digital capabilities and marketing, move closer to the consumer and react more quickly to the ever-evolving consumer shopping patterns. The Company also changed its overall business processes and resources, creating a more centrally directed operating model, reducing complexity and redundancy, and operating at a lower cost base. The NWF 2.0 restructuring program was expanded to address additional challenges posed by COVID-19, including a number of cost saving measures such as store closures. Total NWF 2.0 charges since inception in fiscal year 2019 are $62.8 million, of which $7.5 million, $36.5 million and $18.8 million were recorded during the First Quarter, fiscal year 2020 and fiscal year 2019, respectively.
    The following table shows a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	For the 13 Weeks Ended April 3, 2021
	Liabilities				Liabilities
	January 2, 2021	Charges	Cash Payments	Non-cash Items	April 3, 2021
Store closures	$240	$222	$190	$221	$51
Professional services	2,280	586	2,325	—	541
Severance and employee-related benefits	7,741	6,712	5,901	—	8,552
Total	$10,261	$7,520	$8,416	$221	$9,144

	For the 14 Weeks Ended April 4, 2020
	Liabilities				Liabilities
	December 28, 2019	Charges	Cash Payments	Non-cash Items	April 4, 2020
Store closures	$22	$732	$42	$684	$28
Professional services	2,824	3,189	3,963	—	2,050
Severance and employee-related benefits	4,238	5,454	5,782	—	3,910
Total	$7,084	$9,375	$9,787	$684	$5,988

    NWF 2.0 restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended April 3, 2021	For the 14 Weeks Ended April 4, 2020
Americas	$672	$1,136
Europe	5,263	766
Asia	275	1,623
Corporate	1,310	5,850
Consolidated	$7,520	$9,375

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen week period ended April 3, 2021 (the “First Quarter”) as compared to the fourteen week period ended April 4, 2020 (the “Prior Year Quarter”). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 170 Company-owned stores as of the end of the First Quarter and an extensive collection of products available through our owned websites.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 137 Company-owned stores as of the end of the First Quarter and an extensive collection of products available through our owned websites.
Asia: The Asia segment is comprised of sales to customers based in Australia, Greater China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 88 Company-owned stores as of the end of the First Quarter and an extensive collection of products available through our owned websites.
Our consolidated gross profit margin is influenced by our diversified business model that includes, but is not limited to: (i) a significant number of product categories we distribute; (ii) the multiple brands we offer within several product categories; (iii) the geographical presence of our businesses; and (iv) the different distribution channels we sell to or through.
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
COVID-19: Our business operations and financial performance continue to be materially impacted by COVID-19. The COVID-19 pandemic has negatively affected the global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures of non-essential businesses and orders to “shelter-in-place.” We remain focused on protecting the health and safety of our employees, customers and suppliers to minimize potential disruptions and supporting the community to address challenges posed by the global COVID-19 pandemic. Despite the introduction of new vaccines to fight the virus, the time to administer vaccines on a global scale along with the emergence of new variants of the virus continue to cast uncertainty on global consumer behavior. As a result, we expect continuing disruptions in consumer spending patterns and traffic in traditional brick and mortar shopping centers.
Business Strategies and Outlook: Notwithstanding the COVID-19 pandemic, we plan to execute the following strategies to enhance our brands, grow our revenue and improve profitability. We believe that these strategies remain highly relevant, and are important to our long-term success. The first strategic initiative is to increase brand excitement by crafting compelling stories that build upon brand equities for both owned and licensed brands across our product categories. Key to this strategy is our ongoing effort in innovation in our product categories and marketing capabilities, where we aim to build larger communities of brand loyalists. Our second strategic initiative is to increase digital engagement and online sales. We continue to invest in our owned e-commerce sites around the world and in third party marketplaces to enhance our direct to consumer engagement, which we believe can build long term customer value. The current operating environment created by the COVID-19 pandemic is further accelerating consumers' adoption of the digital channel for commerce and marketing. Our third strategic initiative is expanding our opportunity in mainland China and India. In these countries, we are continuing to execute against a strategy centered around localized marketing and segmented assortments. Although the impact of COVID-19 is likely to disrupt our growth trajectory in the short to intermediate term, we continue to view mainland China and India as compelling long-term opportunities. Our fourth strategic initiative is to optimize our operations. We initiated the New World Fossil – Transform to Grow (“NWF 2.0”) initiative in 2019 aimed to further simplify our operations and to re-allocate resources toward growth and to realize $200 million in run-rate savings over a multi-year period. In fiscal year 2020, due to the expected near term impact of COVID-19, we increased the program’s goal from $200 million to $250 million in run-rate savings. Under the program, the Company generated $50 million in expense savings in fiscal 2019 and $175 million in expense savings in 2020. In the First Quarter, the Company achieved $53 million in expense savings, successfully meeting the program's financial targets. In addition to the Company’s NWF 2.0 program, we expect to optimize our operations with further reductions to our store footprint and increased focus on inventory management and supply chain efficiency.
For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K/A for the fiscal year ended January 2, 2021 and "Part II, Item 1A. Risk Factors" of our subsequent Quarterly Reports on Form 10-Q.

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

Results of Operations
Quarterly Periods Ended April 3, 2021 and April 4, 2020
Consolidated Net Sales. Net sales decreased $27.7 million, or 7.1% (10.3% in constant currency), for the First Quarter as compared to the Prior Year Quarter, primarily as a result of COVID-19 pandemic-related traffic declines and our smaller store base. In the First Quarter, digital sales, which include sales from our owned e-commerce channels, third party e-commerce platforms and wholesale dot com, were 41% of worldwide net sales and increased 46% (40% in constant currency) compared to the Prior Year Quarter. Global comparable retail sales decreased 14% primarily due to traffic declines and temporary closures in our owned stores, partially offset by e-commerce growth in our owned websites. We have reduced our store footprint by 52 stores since the end of the Prior Year Quarter.
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended April 3, 2021		For the 14 Weeks Ended April 4, 2020
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$291.6	80.3%	$309.9	79.3%	$(18.3)	(5.9)%	(9.1)%
Leathers	34.1	9.4	47.3	12.1	(13.2)	(27.9)	(30.2)
Jewelry	29.9	8.2	23.2	6.0	6.7	28.9	22.4
Other	7.4	2.1	10.3	2.6	(2.9)	(28.2)	(30.1)
Total	$363.0	100.0%	$390.7	100.0%	$(27.7)	(7.1)%	(10.3)%
In the First Quarter, the translation of foreign-based net sales into U.S. dollars increased reported net sales by $12.6 million, including favorable impacts of $7.5 million, $4.4 million and $0.6 million in our Europe, Asia and Americas segments, respectively, as compared to the Prior Year Quarter.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended April 3, 2021		For the 14 Weeks Ended April 4, 2020		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$152.5	42.0%	$152.9	39.1%	$(0.4)	(0.3)%	(0.7)%
Europe	109.2	30.1	128.2	32.8	(19.0)	(14.8)	(20.7)
Asia	98.6	27.2	106.2	27.2	(7.6)	(7.2)	(11.3)
Corporate	2.7	0.7	3.4	0.9	(0.7)	(20.6)	(23.5)
Total	$363.0	100.0%	$390.7	100.0%	$(27.7)	(7.1)%	(10.3)%
Americas Net Sales. Americas net sales decreased $0.4 million, or 0.3% (0.7% in constant currency), during the First Quarter in comparison to the Prior Year Quarter. In the region, sales increased in the U.S., and declined in Canada and Mexico. Sales declines in our store channel, primarily due to permanent and temporary store closures, more than offset strong sales growth in e-commerce and slight sales growth in our wholesale channel. Comparable retail sales were modestly positive on a 13-week calendar basis during the First Quarter, driven by strong positive e-commerce comparable retail sales, partially offset by traffic declines due to the COVID-19 pandemic.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Americas segment (dollars in millions):

	For the 13 Weeks Ended April 3, 2021		For the 14 Weeks Ended April 4, 2020
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$120.9	79.3%	$119.3	78.0%	$1.6	1.3%	1.0%
Leathers	19.6	12.9	28.0	18.3	(8.4)	(30.0)	(30.4)
Jewelry	10.7	7.0	4.0	2.6	6.7	167.5	165.0
Other	1.3	0.8	1.6	1.1%	(0.3)	(18.8)	(18.8)
Total	$152.5	100.0%	$152.9	100.0%	$(0.4)	(0.3)%	(0.7)%
Europe Net Sales. Europe net sales decreased $19.0 million, or 14.8% (20.7% in constant currency), during the First Quarter in comparison to the Prior Year Quarter. Across the Eurozone, sales were down in most major markets primarily due to ongoing COVID-19 impacts, with the greatest declines in Germany, France and the U.K. Comparable retail sales declined in excess of 40% on a 13-week calendar percentage basis during the First Quarter, driven by temporary store closures and traffic declines due to the COVID-19 pandemic, partially offset by positive e-commerce comparable retail sales.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Europe segment (dollars in millions):

	For the 13 Weeks Ended April 3, 2021		For the 14 Weeks Ended April 4, 2020
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$84.7	77.6%	$97.9	76.4%	$(13.2)	(13.5)%	(19.3)%
Leathers	6.3	5.8	9.4	7.3	(3.1)	(33.0)	(38.3)
Jewelry	16.3	14.9	17.5	13.7	(1.2)	(6.9)	(14.3)
Other	1.9	1.7	3.4	2.6%	(1.5)	(44.1)	(44.1)
Total	$109.2	100.0%	$128.2	100.0%	$(19.0)	(14.8)%	(20.7)%

Asia Net Sales. Net sales in Asia decreased $7.6 million, or 7.2% (11.3% in constant currency), during the First Quarter in comparison to the Prior Year Quarter. Sales declined in most brands during the First Quarter, most notably in FOSSIL and partially offset by sales increases in EMPORIO ARMANI® and ARMANI EXCHANGE®. Sales decreased in all major markets across Asia, except for Greater China. Comparable retail sales declined in the mid-teens on a 13-week calendar percentage basis during the First Quarter, driven by traffic declines due to the COVID-19 pandemic.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Asia segment (dollars in millions):

	For the 13 Weeks Ended April 3, 2021		For the 14 Weeks Ended April 4, 2020
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$86.1	87.3%	$92.7	87.3%	$(6.6)	(7.1)%	(11.2)%
Leathers	8.2	8.3	9.9	9.3	(1.7)	(17.2)	(22.2)
Jewelry	2.9	2.9	1.7	1.6	1.2	70.6	64.7
Other	1.4	1.5	1.9	1.8	(0.5)	(26.3)	(26.3)
Total	$98.6	100.0%	$106.2	100.0%	$(7.6)	(7.2)%	(11.3)%

Stores. The following table sets forth the number of stores by concept on the dates indicated below:

	April 3, 2021				April 4, 2020
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price accessory	71	59	54	184	82	78	57	217
Outlets	99	75	31	205	114	74	35	223
Full priced multi-brand	—	3	3	6	—	4	3	7
Total stores	170	137	88	395	196	156	95	447
During the First Quarter, we closed 26 stores and opened no new stores.
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
Gross Profit. Gross profit of $182.6 million in the First Quarter increased 30.1% in comparison to $140.4 million in the Prior Year Quarter, as the decrease in sales was more than offset by an improved gross profit margin rate. Our gross profit margin rate increased to 50.3% in the First Quarter compared to 35.9% in the Prior Year Quarter. The year-over-year increase primarily reflects reduced levels of inventory valuation adjustments for older generation connected products and minimum licensed product royalties, which were elevated in the Prior Year Quarter as a result of reduced sales due to the impact of COVID-19. Also contributing to the improved gross profit margin rate were favorable changes in channel, product and region mix, and favorable currency impacts of approximately 110 basis points, partially offset by higher freight costs.
Operating Expenses. Total operating expenses in the First Quarter decreased by $75.4 million, or 27.4%, to $199.3 million compared to $274.7 million in the Prior Year Quarter. SG&A expenses in the First Quarter decreased $58.4 million from the Prior Year Quarter due to lower compensation and marketing and a smaller store base. Operating expenses in the First Quarter included $7.5 million of restructuring costs, primarily related to employee costs, while the Prior Year Quarter included $9.4 million in restructuring costs. Other long-lived asset impairments in the First Quarter were $4.5 million compared to $17.1 million in the Prior Year Quarter, primarily due to lower retail store impairment. The translation of foreign-denominated expenses during the First Quarter increased operating expenses by $6.7 million as a result of the weaker U.S. dollar. As a percentage of net sales, SG&A expenses decreased to 51.6% in the First Quarter as compared to 62.9% in the Prior Year Quarter.
Operating Income (Loss). Operating loss in the First Quarter was $16.8 million as compared to an operating loss of $134.3 million in the Prior Year Quarter. The improvement in operating loss was primarily driven by cost reductions and improved gross profit margin rate. As a percentage of net sales, operating margin was (4.6)% in the First Quarter compared to (34.4)% in the Prior Year Quarter. Operating margin rate in the First Quarter included a favorable impact of 120 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended April 3, 2021	For the 14 Weeks Ended April 4, 2020	Change		Operating Margin %
			Dollars	Percentage	2021	2020
Americas	$26.0	$(37.1)	$63.1	170.1%	17.1%	(24.3)%
Europe	5.0	(1.2)	6.2	516.7	4.6	(0.9)
Asia	11.7	11.9	(0.2)	(1.7)	11.9	11.2
Corporate	(59.5)	(107.9)	48.4	44.9
Total operating income (loss)	$(16.8)	$(134.3)	$117.5	87.5%	(4.6)%	(34.4)%
Interest Expense. Interest expense decreased by $0.1 million during the First Quarter compared to the Prior Year Quarter, primarily driven by a lower debt balance.
Other Income (Expense)-Net. During the First Quarter, other income (expense)-net was income of $1.9 million in comparison to an expense of $7.3 million in the Prior Year Quarter. The income in the First Quarter was primarily driven by net transactional currency gains in the First Quarter compared with net transactional currency losses in the Prior Year Quarter.

    Provision for Income Taxes. Income tax expense for the First Quarter was $2.1 million, resulting in an effective income tax rate of (9.5)%. For the Prior Year Quarter, income tax benefit was $63.7 million, resulting in an effective income tax rate of 42.7%. The effective tax rate in the First Quarter was unfavorable to the Prior Year Quarter primarily due to tax law changes in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was enacted in the Prior Year Quarter. The CARES Act allowed U.S. taxpayers to carry back a net operating loss arising in tax years 2018, 2019 and 2020 to prior years when the tax rate was 35%. In the Prior Year Quarter, the Company recognized a U.S. tax benefit from its fiscal year 2019 and 2020 tax losses, which were carried back to offset taxable income reported in prior years. No tax benefit has been accrued on the First Quarter U.S. tax losses and certain foreign tax losses due to the uncertainty of whether they can be used in the future. The First Quarter tax rate is negative because foreign income tax expense is accrued on certain foreign entities with positive taxable income when the consolidated operating results are a loss.

Net Income (Loss) Attributable to Fossil Group, Inc. First Quarter net income (loss) attributable to Fossil Group, Inc. was a net loss of $24.4 million, or $0.47 per diluted share, in comparison to a net loss of $85.6 million, or $1.69 per diluted share, in the Prior Year Quarter. Diluted earnings (loss) per share in the First Quarter included restructuring charges of $0.12 per diluted share. Diluted earnings (loss) per share in the Prior Year Quarter included restructuring charges of $0.15 per diluted share. Currency fluctuations favorably impacted diluted earnings per share by $0.18 during the First Quarter.

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the First Quarter was $246.7 million, including $212.4 million held in banks outside the U.S., in comparison to cash and cash equivalents of $245.4 million at the end of the Prior Year Quarter and $316.0 million at the end of fiscal year 2020. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges, strategic investments such as acquisitions and other capital expenditures. We believe cash flows from operations, including our current and planned cost savings measures, combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for the next twelve months. Although we believe we have adequate sources of liquidity in the short-term and long-term, the success of our operations, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity.
For the First Quarter, we had an operating cash flow deficit of $37.8 million. A net loss of $24.3 million and a decrease in working capital items of $45.6 million was partially offset by net non-cash items of $32.1 million. During the First Quarter, we had net debt payments of $33.9 million and capital expenditures of $2.1 million.
Accounts receivable, net of allowances, increased by 14.4% to $175.5 million at the end of the First Quarter compared to $153.4 million at the end of the Prior Year Quarter. Days sales outstanding for our wholesale businesses for the First Quarter increased to 60 days compared to 55 days in the Prior Year Quarter.
Inventory at the end of the First Quarter was $322.5 million, which decreased by 26.7% from the end of the Prior Year Quarter ending inventory balance of $439.7 million, mainly due to proactive management of inventory balances.
At the end of the First Quarter, we had net working capital of $439.9 million compared to net working capital of $503.9 million at the end of the Prior Year Quarter. At the end of the First Quarter, we had $37.9 million of short-term borrowings and $157.2 million in long-term debt.
For fiscal year 2021, we expect total capital expenditures to be approximately $20 million. Our capital expenditure budget is an estimate, and while it is subject to change, it is also limited by the terms of the Term Credit Agreement (as defined below).

On February 20, 2020, we entered into Amendment No. 1 to that certain Term Credit Agreement, dated as of September 26, 2019, by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders (the “Term Credit Agreement Lenders”) party thereto (as amended to date, the “Term Credit Agreement”). On May 12, 2020, we entered into Amendment No. 2 to the Term Credit Agreement to extend the deadline for delivery of our unaudited quarterly financial statements and related deliverables for the fiscal quarter ended April 4, 2020. On June 5, 2020, we entered into Amendment No. 3 (the “Third Amendment”) to the Term Credit Agreement to further modify certain terms of the Term Credit Agreement to address the financial impact of COVID-19.
Under the Term Credit Agreement: (i) amounts outstanding bear interest at (a) the adjusted LIBO rate plus 8.50% for Eurodollar loans, and (b) the alternate base rate plus 7.50% for alternate base rate loans; (ii) a quarterly amortization payment of $10.0 million is required; and (iii) a maximum total leverage ratio of (a) 2.25 to 1.00 is permitted as of the last day of each fiscal quarter ending April 3, 2021, July 3, 2021 and October 2, 2021, and (b) 1.50 to 1.00 as of the last day of each subsequent fiscal quarter. In connection with the Third Amendment, the quarterly test for maximum total leverage ratio was waived for the first three fiscal quarters of fiscal year 2021, and we are required to maintain specified minimum levels of EBITDA during such periods.
While the Third Amendment amended, among other things, certain of the financial covenants in the Term Credit Agreement to address the financial impact of COVID-19, any material further decreases to our revenues and cash flows, or the our inability to successfully achieve our cost reduction targets, could result in us not meeting one or more of the amended financial covenants under our Term Credit Agreement within the next twelve months.
On September 26, 2019, we and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other of our subsidiaries from time to time party thereto designated as borrowers, and certain of our subsidiaries from time to time party thereto as guarantors, entered into a $275.0 million secured asset-based revolving credit agreement (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the "ABL Agent"), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the "ABL Lenders").
The Revolving Facility provides that the ABL Lenders may extend revolving loans in an aggregate principal amount not to exceed $275.0 million at any time outstanding (the “Revolving Credit Commitment”), of which up to $160.0 million is available under a U.S. facility, an aggregate of $70.0 million is available under a European facility, $30.0 million is available under a Hong Kong facility, $10.0 million is available under a French facility, and $5.0 million is available under a Canadian facility, in each case, subject to the borrowing base availability limitations described below. The Revolving Facility also includes an up to $45.0 million subfacility for the issuance of letters of credit (the “Letters of Credit”). The Revolving Facility expires and is due and payable on September 26, 2024, provided that, if on the date that is the 121st day prior to the final maturity date of any class or tranche of term loans under the Term Credit Agreement, any such term loans are outstanding on such date, then the maturity date of the Revolving Facility shall be such date. Unless the maturity of the term loans is extended beyond the current maturity date of September 26, 2024, the Revolving Facility will expire and be due and payable on May 28, 2024. The French facility includes a $1.0 million subfacility for swingline loans, and the European facility includes a $7.0 million subfacility for swingline loans. The Revolving Facility is subject to a line cap equal to the lesser of the total Revolving Credit Commitment and the aggregate borrowing bases under the U.S. facility, the European facility, the Hong Kong facility, the French facility and the Canadian facility. Loans under the Revolving Facility may be made in U.S. dollars, Canadian dollars, euros, Hong Kong dollars or pounds sterling.
The Revolving Facility is an asset-based facility, in which borrowing availability is subject to a borrowing base equal to:(a) with respect to us, the sum of (i) the lesser of (x) 90% of the appraised net orderly liquidation value of eligible U.S. finished goods inventory and (y) 65% of the lower of cost or market value of eligible U.S. finished goods inventory, plus(ii) 85% of the eligible U.S. accounts receivable, plus (iii) 90% of eligible U.S. credit card accounts receivable, minus (iv) the aggregate amount of reserves, if any, established by the ABL Agent; (b) with respect to each non-U.S. borrower (except for the French Borrower), the sum of (i) the lesser of (x) 90% of the appraised net orderly liquidation value of eligible foreign finished goods inventory of such non-U.S. borrower and (y) 65% of the lower of cost or market value of eligible foreign finished goods inventory of such non-U.S. borrower, plus (ii) 85% of the eligible foreign accounts receivable of such non-U.S. borrower, minus (iii) the aggregate amount of reserves, if any, established by the ABL Agent; and (c) with respect to the French Borrower, (i) 85% of eligible French accounts receivable minus (ii) the aggregate amount of reserves, if any, established by the ABL Agent. Not more than 60% of the aggregate borrowing base under the Revolving Facility may consist of the non-U.S. borrowing bases.
We had net payments of $13.6 million during the First Quarter under the Term Credit Agreement at an average interest rate of 10.0%. We had net payments of $20.0 million under the Revolving Facility during the First Quarter at an average interest rate of 1.7%. As of April 3, 2021, we had $138.4 million outstanding under the Term Credit Agreement and $77.4 million outstanding under the Revolving Facility. We also had unamortized debt issuance costs of $15.8 million and an unamortized original issue discount of $6.5 million, which reduces the corresponding debt liability. In addition, we had $3.4 million of outstanding standby Letters of Credit at April 3, 2021. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby letters of credit. As of April 3, 2021, we had available borrowing capacity of $2.5 million under the Revolving Facility. At April 3, 2021, we were in compliance with all debt covenants related to our credit facilities.

Off Balance Sheet Arrangements
As of April 3, 2021, there were no material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K/A for the fiscal year ended January 2, 2021.
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
There have been no changes to the critical accounting policies disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the fiscal year ended January 2, 2021.

Forward-Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words “may,” “believes,” “will,” “should,” “seek,” “forecast,” “outlook,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “potential,” “plan,” “expect” or the negative or plural of these words or similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the effect of worldwide economic conditions; the impact of COVID-19; the length and severity of COVID-19; the pace of recovery following COVID-19 and the availability, widespread distribution and use of effective vaccines; significant changes in consumer spending patterns or preferences; interruptions or delays in the supply of key components; acts of war or acts of terrorism; loss of key facilities; data breach or information systems disruptions; changes in foreign currency valuations in relation to the U.S. dollar; lower levels of consumer spending resulting from COVID-19, a general economic downturn or generally reduced shopping activity caused by public safety (including COVID-19) or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines, including risks related to the expanded launch of connected accessories; changes in the mix of product sales; our ability to maintain proper inventory levels; financial difficulties encountered by customers and related bankruptcy and collection issues; the effects of vigorous competition in the markets in which we operate; compliance with debt covenants and other contractual provisions; risks related to the success of our business strategy and restructuring programs; the termination or non-renewal of material licenses; risks related to foreign operations and manufacturing; changes in the costs of materials, labor and advertising; government regulation and tariffs; our ability to secure and protect trademarks and other intellectual property rights; levels of traffic to and management of our retail stores; and the outcome of current and possible future litigation.
In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in our Quarterly Reports on Form 10-Q and the risks and uncertainties set forth in our Annual Report on Form 10-K/A for the fiscal year ended January 2, 2021. Accordingly, readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the euro and, to a lesser extent, the Canadian dollar, Japanese yen, British pound, Mexican peso and Australian dollar as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned entities, we face foreign currency risks related to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. Additionally, we enter into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. The use of forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the First Quarter, and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.
The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at April 3, 2021 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	46.1	U.S. dollar	56.2	May 2022
Canadian dollar	12.6	U.S. dollar	9.8	June 2022
Japanese yen	869.0	U.S. dollar	8.4	June 2022
British pound	5.3	U.S. dollar	7.2	June 2022
Mexican peso	73.0	U.S. dollar	3.6	September 2021
Australian dollar	3.5	U.S. dollar	2.7	September 2021
U.S. dollar	1.1	Japanese yen	120.0	June 2021
If we were to settle our forward contracts listed in the table above as of April 3, 2021, the result would have been a net gain of $1.8 million. As of April 3, 2021, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $17.0 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of April 3, 2021, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $41.7 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of April 3, 2021, a 100 basis point increase in interest rates would increase annual interest expense by $2.2 million.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of April 3, 2021.
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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K/A for the fiscal year ended January 2, 2021 and in other documents we file with the Securities and Exchange Commission, in evaluating the Company and its business.

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

3.3	Fifth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 3, 2017).

10.1(1)(3)	Performance Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan

10.2(1)(3)	Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan

10.3(1)(3)	Restricted Stock Unit Award for Outside Directors Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

FOSSIL GROUP, INC.

May 13, 2021	/S/ SUNIL M. DOSHI
Sunil M. Doshi
Senior Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)