Form 10-Q
period 2021-07-03
Fossil Group, Inc.
filed 2021-08-12
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 3, 2021

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

The number of shares of the registrant’s common stock outstanding as of August 5, 2021: 52,143,986

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 3, 2021

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	July 3, 2021	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$252,251	$315,965
Accounts receivable - net of allowances for doubtful accounts of $17,374 and $20,774, respectively	187,636	229,847
Inventories	351,990	295,296
Prepaid expenses and other current assets	157,294	149,367
Total current assets	949,171	990,475
Property, plant and equipment - net of accumulated depreciation of $453,043 and $467,174, respectively	97,639	114,026
Operating lease right-of-use assets	199,478	226,815
Intangible and other assets-net	91,150	147,189
Total long-term assets	388,267	488,030
Total assets	$1,337,438	$1,478,505
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$213,496	$178,212
Short-term and current portion of long-term debt	38,361	41,561
Accrued expenses:
Current operating lease liabilities	60,596	64,851
Compensation	53,614	78,085
Royalties	22,482	27,554
Customer liabilities	35,197	50,941
Transaction taxes	12,718	21,271
Other	54,040	62,846
Income taxes payable	31,296	33,205
Total current liabilities	521,800	558,526
Long-term income taxes payable	22,603	19,840
Deferred income tax liabilities	495	495
Long-term debt	139,705	185,852
Long-term operating lease liabilities	203,027	230,635
Other long-term liabilities	40,481	43,125
Total long-term liabilities	406,311	479,947
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 52,127 and 51,474 shares issued and outstanding at July 3, 2021 and January 2, 2021, respectively	521	515
Additional paid-in capital	295,704	293,777
Retained earnings	178,066	203,698
Accumulated other comprehensive income (loss)	(66,434)	(58,900)
Total Fossil Group, Inc. stockholders’ equity	407,857	439,090
Noncontrolling interests	1,470	942
Total stockholders’ equity	409,327	440,032
Total liabilities and stockholders’ equity	$1,337,438	$1,478,505

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended July 3, 2021	For the 13 Weeks Ended July 4, 2020	For the 26 Weeks Ended July 3, 2021	For the 27 Weeks Ended July 4, 2020
Net sales	$410,939	$259,009	$773,981	$649,727
Cost of sales	189,100	118,413	369,553	368,771
Gross profit	221,839	140,596	404,428	280,956
Operating expenses:
Selling, general and administrative expenses	200,480	163,503	387,803	409,222
Trade name impairments	—	—	—	2,464
Other long-lived asset impairments	1,263	3,366	5,763	20,509
Restructuring charges	5,749	10,532	13,270	19,907
Total operating expenses	207,492	177,401	406,836	452,102
Operating income (loss)	14,347	(36,805)	(2,408)	(171,146)
Interest expense	6,531	7,874	13,863	15,338
Other income (expense) - net	(500)	879	1,365	(6,411)
Income (loss) before income taxes	7,316	(43,800)	(14,906)	(192,895)
Provision for income taxes	8,081	(20,840)	10,198	(84,491)
Net income (loss)	(765)	(22,960)	(25,104)	(108,404)
Less: Net income (loss) attributable to noncontrolling interests	427	(417)	528	(280)
Net income (loss) attributable to Fossil Group, Inc.	$(1,192)	$(22,543)	$(25,632)	$(108,124)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$1,065	$6,497	$(9,056)	$(4,696)
Cash flow hedges - net change	(220)	(5,698)	1,522	544
Total other comprehensive income (loss)	845	799	(7,534)	(4,152)
Total comprehensive income (loss)	80	(22,161)	(32,638)	(112,556)
Less: Comprehensive income (loss) attributable to noncontrolling interests	427	(417)	528	(280)
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(347)	$(21,744)	$(33,166)	$(112,276)
Earnings (loss) per share:
Basic	$(0.02)	$(0.44)	$(0.50)	$(2.13)
Diluted	$(0.02)	$(0.44)	$(0.50)	$(2.13)
Weighted average common shares outstanding:
Basic	52,040	51,189	51,779	50,866
Diluted	52,040	51,189	51,779	50,866

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended July 3, 2021
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, April 3, 2021	51,526	$515	$295,287	$—	$179,258	$(67,279)	$407,781	$1,043	$408,824
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	759	7	(7)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(2,094)	—	—	(2,094)	—	(2,094)
Retirement of common stock	(158)	(1)	(2,093)	2,094	—	—	—	—	—
Stock-based compensation	—	—	2,517	—	—	—	2,517	—	2,517
Net income (loss)	—	—	—	—	(1,192)	—	(1,192)	427	(765)
Other comprehensive income (loss)	—	—	—	—	—	845	845	—	845
Balance, July 3, 2021	52,127	$521	$295,704	$—	$178,066	$(66,434)	$407,857	$1,470	$409,327

For the 13 Weeks Ended July 4, 2020
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, April 4, 2020	50,583	$506	$286,297	$—	$214,212	$(85,566)	$415,449	$924	$416,373
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	849	8	(8)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(523)	—	—	(523)	—	(523)
Retirement of common stock	(139)	(1)	(522)	523	—	—	—	—	—
Stock-based compensation	—	—	2,874	—	—	—	2,874	—	2,874
Net income (loss)	—	—	—	—	(22,543)	—	(22,543)	(417)	(22,960)
Other comprehensive income (loss)	—	—	—	—	—	799	799	—	799
Balance, July 4, 2020	51,293	$513	$288,641	$—	$191,669	$(84,767)	$396,056	$507	$396,563

For the 26 Weeks Ended July 3, 2021
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, January 2, 2021	51,474	$515	$293,777	$—	$203,698	$(58,900)	$439,090	$942	$440,032
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	836	8	(8)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(2,349)	—	—	(2,349)	—	(2,349)
Retirement of common stock	(183)	(2)	(2,347)	2,349	—	—	—	—	—
Stock-based compensation	—	—	4,282	—	—	—	4,282	—	4,282
Net income (loss)	—	—	—	—	(25,632)	—	(25,632)	528	(25,104)
Other comprehensive income (loss)	—	—	—	—	—	(7,534)	(7,534)		(7,534)
Balance, July 3, 2021	52,127	$521	$295,704	$—	$178,066	$(66,434)	$407,857	$1,470	$409,327

For the 27 Weeks Ended July 4, 2020
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 28, 2019	50,516	$505	$283,371	$—	$299,793	$(80,615)	$503,054	$787	$503,841
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	940	9	(9)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(699)	—	—	(699)	—	(699)
Retirement of common stock	(163)	(1)	(698)	699	—	—	—	—	—
Stock-based compensation	—	—	5,977	—	—	—	5,977	—	5,977
Net income (loss)	—	—	—	—	(108,124)	—	(108,124)	(280)	(108,404)
Other comprehensive income (loss)	—	—	—	—	—	(4,152)	(4,152)	—	(4,152)
Balance, July 4, 2020	51,293	$513	$288,641	$—	$191,669	$(84,767)	$396,056	$507	$396,563

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 26 Weeks Ended July 3, 2021	For the 27 Weeks Ended July 4, 2020
Operating Activities:
Net Income (loss)	$(25,104)	$(108,404)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	16,432	22,867
Non-cash lease expense	46,708	56,159
Stock-based compensation	4,282	5,977
Decrease in allowance for returns and markdowns	(11,656)	(11,364)
Property, plant and equipment and other long-lived asset impairment losses	5,771	20,335
Trade name impairment losses	—	2,464
Non-cash restructuring charges	1,701	1,409
Bad debt expense	380	5,456
Other non-cash items	2,705	(468)
Changes in operating assets and liabilities:
Accounts receivable	41,802	148,234
Inventories	(61,572)	69,763
Prepaid expenses and other current assets	32,681	16,135
Accounts payable	35,726	(44,262)
Accrued expenses	(44,660)	(17,022)
Income taxes	676	(92,994)
Operating lease liabilities	(55,643)	(62,654)
Net cash (used in) provided by operating activities	(9,771)	11,631
Investing Activities:
Additions to property, plant and equipment	(3,381)	(5,648)
Decrease (increase) in intangible and other assets	6,733	(1,256)
Proceeds from the sale of property, plant and equipment and other	11,058	76
Net cash provided by (used in) investing activities	14,410	(6,828)
Financing Activities:
Acquisition of common stock for employee tax withholdings	(2,349)	(699)
Debt borrowings	85,180	297,040
Debt payments	(138,889)	(227,741)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	(209)
Debt issuance costs and other	—	(10,000)
Net cash (used in) provided by financing activities	(56,267)	58,600
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5,569)	13,556
Net (decrease) increase in cash, cash equivalents, and restricted cash	(57,197)	76,959
Cash, cash equivalents, and restricted cash:
Beginning of period	324,246	207,749
End of period	$267,049	$284,708

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The fiscal year ended January 2, 2021 was a 53-week year, with the additional week being included in the first quarter. The information presented herein includes the thirteen-week periods ended July 3, 2021 (“Second Quarter”) and July 4, 2020 (“Prior Year Quarter”), respectively, and the twenty-six week period ended July 3, 2021 ("Year To Date Period") as compared to the twenty-seven week period ended July 4, 2020 (Prior Year YTD Period"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of July 3, 2021, and the results of operations for the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period. All adjustments are of a normal, recurring nature.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended July 3, 2021	For the 13 Weeks Ended July 4, 2020	For the 26 Weeks Ended July 3, 2021	For the 27 Weeks Ended July 4, 2020
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(1,192)	$(22,543)	$(25,632)	$(108,124)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	52,040	51,189	51,779	50,866
Basic EPS	$(0.02)	$(0.44)	$(0.50)	$(2.13)
Diluted EPS computation:
Basic weighted average common shares outstanding	52,040	51,189	51,779	50,866
Diluted weighted average common shares outstanding	52,040	51,189	51,779	50,866
Diluted EPS	$(0.02)	$(0.44)	$(0.50)	$(2.13)

At the end of the Second Quarter and Year To Date Period, approximately 2.1 million and 2.0 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.3 million weighted average performance-based shares at the end of the Second Quarter and Year To Date Period.
At the end of each of the Prior Year Quarter and Prior Year YTD Period, 2.5 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.3 million weighted average performance-based shares at the end of the Prior Year Quarter and Prior Year YTD Period.
Cash, Cash Equivalents and Restricted Cash. Restricted cash was comprised primarily of restricted cash balances for tax assessment amounts included in escrow and pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of July 3, 2021 and July 4, 2020 that are presented in the condensed consolidated statement of cash flows (in thousands):

	July 3, 2021	July 4, 2020
Cash and cash equivalents	$252,251	$277,561
Restricted cash included in prepaid expenses and other current assets	118	30
Restricted cash included in intangible and other assets-net	14,680	7,117
Cash, cash equivalents and restricted cash	$267,049	$284,708

Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04") and subsequent guidance that clarified the scope and application of its original guidance. ASU 2020-04 provides optional expedients and exceptions to the current guidance on contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company will adopt these standards when LIBOR is discontinued and does not expect them to have a material impact on its condensed consolidated financial statements or related disclosures.

Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in Income Taxes (Topic 740). It also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 at the beginning of the first quarter of fiscal year 2021, and it did not have a material effect on the Company's condensed consolidated financial statements.

2. REVENUE
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended July 3, 2021
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$142,321	$95,060	$90,958	$1,066	$329,405
Leathers	20,833	6,396	6,118	—	33,347
Jewelry	11,516	20,162	5,192	—	36,870
Other	2,045	2,779	1,224	5,269	11,317
Consolidated	$176,715	$124,397	$103,492	$6,335	$410,939

Timing of revenue recognition
Revenue recognized at a point in time	$176,289	$124,046	$103,328	$4,580	$408,243
Revenue recognized over time	426	351	164	1,755	2,696
Consolidated	$176,715	$124,397	$103,492	$6,335	$410,939

	For the 13 Weeks Ended July 4, 2020
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$84,474	$62,188	$62,832	$5	$209,499
Leathers	17,381	5,027	4,146	—	26,554
Jewelry	2,670	11,395	1,141	—	15,206
Other	1,224	935	1,129	4,462	7,750
Consolidated	$105,749	$79,545	$69,248	$4,467	$259,009

Timing of revenue recognition
Revenue recognized at a point in time	$105,156	$79,218	$69,085	$2,364	$255,823
Revenue recognized over time	593	327	163	2,103	3,186
Consolidated	$105,749	$79,545	$69,248	$4,467	$259,009

	For the 26 Weeks Ended July 3, 2021
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$263,186	$179,730	$177,036	$1,069	$621,021
Leathers	40,462	12,702	14,287	—	67,451
Jewelry	22,174	36,438	8,128	—	66,740
Other	3,398	4,762	2,681	7,928	18,769
Consolidated	$329,220	$233,632	$202,132	$8,997	$773,981

Timing of revenue recognition
Revenue recognized at a point in time	$328,334	$232,935	$201,868	$5,486	$768,623
Revenue recognized over time	886	697	264	3,511	5,358
Consolidated	$329,220	$233,632	$202,132	$8,997	$773,981

	For the 27 Weeks Ended July 4, 2020
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$203,748	$160,086	$155,575	$16	$519,425
Leathers	45,371	14,457	14,033	—	73,861
Jewelry	6,693	28,902	2,827	—	38,422
Other	2,854	4,350	3,000	7,815	18,019
Consolidated	$258,666	$207,795	$175,435	$7,831	$649,727

Timing of revenue recognition
Revenue recognized at a point in time	$257,442	$207,138	$175,073	$3,855	$643,508
Revenue recognized over time	1,224	657	362	3,976	6,219
Consolidated	$258,666	$207,795	$175,435	$7,831	$649,727

Contract Balances. As of July 3, 2021, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $9.1 million and $9.9 million as of July 3, 2021 and January 2, 2021, respectively, related to remaining performance obligations on licensing income, (ii) $3.6 million and $4.6 million as of July 3, 2021 and January 2, 2021, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $3.9 million and $4.2 million as of July 3, 2021 and January 2, 2021, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	July 3, 2021	January 2, 2021
Components and parts	$28,201	$25,016
Work-in-process	365	7,913
Finished goods	323,424	262,367
Inventories	$351,990	$295,296

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 26 Weeks Ended July 3, 2021	For the 27 Weeks Ended July 4, 2020
Beginning balance	$21,916	$23,095
Settlements in cash or kind	(4,828)	(7,129)
Warranties issued and adjustments to preexisting warranties (1)	4,311	7,161
Ending balance	$21,399	$23,127
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended July 3, 2021	For the 13 Weeks Ended July 4, 2020	For the 26 Weeks Ended July 3, 2021	For the 27 Weeks Ended July 4, 2020
Income tax (benefit) expense	$8,081	$(20,840)	$10,198	$(84,491)
Effective tax rate	110.5%	47.6%	(68.4)%	43.8%
The effective tax rate in the Second Quarter was unfavorable as compared to the Prior Year Quarter since no tax benefit was accrued on the U.S. net operating loss ("NOL"), unlike in the Prior Year Quarter. The Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act requires the inclusion of certain foreign income in the tax return which will absorb most of the U.S. NOL. Foreign income taxes are also paid on this same foreign income, resulting in double taxation. The remaining U.S. NOL is offset with a valuation allowance since there is no certainty of any future tax benefit. The Prior Year Quarter tax rate benefited from the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. The CARES Act provided many beneficial income tax changes including a provision allowing net operating losses arising in tax years 2018, 2019 and 2020 to be carried back to prior years when the U.S. tax rate was 35%, which accounts for most of the Prior Year Quarter benefit.
The Year To Date Period effective tax rate was unfavorable to the Prior Year YTD Period due to the changes from the CARES Act allowing NOL carrybacks in the Prior Year YTD Period. The Year to Date Period effective tax rate was negative because income tax expense was accrued on foreign entities with positive taxable income, whereas no income tax benefit was recognized for U.S. and foreign entity losses.

The effective tax rate can vary from quarter-to-quarter due to changes in the Company's global mix of earnings, the resolution of income tax audits and changes in tax law.
As of July 3, 2021, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $33.6 million, of which $27.2 million would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2012-2020 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of July 3, 2021, the Company had recorded $16.2 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At July 3, 2021, the total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheets was $7.7 million and $0.8 million, respectively. For the Second Quarter, the Company accrued income tax related interest expense of $0.5 million.

6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 52,126,740 and 51,474,034 shares issued and outstanding at July 3, 2021 and January 2, 2021, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at July 3, 2021 or January 2, 2021. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
Common Stock Repurchase Programs. At July 3, 2021 and January 2, 2021, all treasury stock had been effectively retired. As of July 3, 2021, the Company had $30.0 million of repurchase authorizations remaining under its repurchase program. The Company did not repurchase any common stock under its authorized stock repurchase plan during the Second Quarter, Prior Year Quarter, Year To Date Period or Prior Year YTD Period.

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the Second Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at April 3, 2021	286	$72.78	2.2	$—
Forfeited or expired	(3)	95.91
Outstanding at July 3, 2021	283	72.58	2.0	—
Exercisable at July 3, 2021	283	$72.58	2.0	$—

The aggregate intrinsic value shown in the table above is based on the exercise price for outstanding and exercisable options/rights at July 3, 2021.
Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at July 3, 2021:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$101.37 - $131.46	58	$128.13	0.7	58	$128.13
Total	58	$128.13	0.7	58	$128.13

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$29.49 - $47.99	146	$40.92	2.8	146	$40.92
$55.04 - $82.55	48	77.43	1.8	48	77.43
$101.37 - $113.04	31	110.68	0.8	31	110.68
Total	225	$58.28	2.3	225	$58.28

Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the Second Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at April 3, 2021	1,635	$7.83
Granted	947	13.23
Vested	(755)	$9.90
Forfeited	(1)	6.51
Nonvested at July 3, 2021	1,826	$9.78

The total fair value of restricted stock units vested during the Second Quarter was approximately $9.3 million. Vesting of performance restricted stock units is based on achievement of operating margin growth and achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group.
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

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables disclose changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended July 3, 2021
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(71,299)	$2,592	$1,428	$(67,279)
Other comprehensive income (loss) before reclassifications	1,065	(679)	—	386
Tax (expense) benefit	—	18	—	18
Amounts reclassed from accumulated other comprehensive income (loss)	—	(404)	—	(404)
Tax (expense) benefit	—	(37)	—	(37)
Total other comprehensive income (loss)	1,065	(220)	—	845
Ending balance	$(70,234)	$2,372	$1,428	$(66,434)

	For the 13 Weeks Ended July 4, 2020
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(91,667)	$9,225	$(3,124)	$(85,566)
Other comprehensive income (loss) before reclassifications	6,497	(847)	—	5,650
Tax (expense) benefit	—	217	—	217
Amounts reclassed from accumulated other comprehensive income (loss)	—	5,920	—	5,920
Tax (expense) benefit	—	(852)	—	(852)
Total other comprehensive income (loss)	6,497	(5,698)	—	799
Ending balance	$(85,170)	$3,527	$(3,124)	$(84,767)

	For the 26 Weeks Ended July 3, 2021
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(61,178)	$850	$1,428	$(58,900)
Other comprehensive income (loss) before reclassifications	(9,056)	613	—	(8,443)
Tax (expense) benefit	—	(219)	—	(219)
Amounts reclassed from accumulated other comprehensive income	—	(1,055)	—	(1,055)
Tax (expense) benefit	—	(73)	—	(73)
Total other comprehensive income (loss)	(9,056)	1,522	—	(7,534)
Ending balance	$(70,234)	$2,372	$1,428	$(66,434)

	For the 27 Weeks Ended July 4, 2020
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(80,474)	$2,983	$(3,124)	$(80,615)
Other comprehensive income (loss) before reclassifications	(4,696)	7,178	—	2,482
Tax (expense) benefit	—	(1,235)	—	(1,235)
Amounts reclassed from accumulated other comprehensive income (loss)	—	6,281	—	6,281
Tax (expense) benefit	—	(882)	—	(882)
Total other comprehensive income (loss)	(4,696)	544	—	(4,152)
Ending balance	$(85,170)	$3,527	$(3,124)	$(84,767)

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
Due to changes in the Company’s reportable segments as discussed in Note 1 to the Condensed Consolidated Financial Statements, segment results for the Prior Year Quarter and Prior Year YTD Period have been recast to present results on a comparable basis. These changes had no impact on the consolidated net sales or operating income (loss). Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended July 3, 2021		For the 13 Weeks Ended July 4, 2020
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$176,715	$36,553	$105,749	$4,792
Europe	124,397	22,040	79,545	(9,333)
Asia	103,492	14,834	69,248	7,120
Corporate	6,335	(59,080)	4,467	(39,384)
Consolidated	$410,939	$14,347	$259,009	$(36,805)

	For the 26 Weeks Ended July 3, 2021		For the 27 Weeks Ended July 4, 2020
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$329,220	$62,582	$258,666	$(32,324)
Europe	233,632	27,067	207,795	(10,538)
Asia	202,132	26,557	175,435	19,062
Corporate	8,997	(118,614)	7,831	(147,346)
Consolidated	$773,981	$(2,408)	$649,727	$(171,146)

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended July 3, 2021		For the 13 Weeks Ended July 4, 2020
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$329,405	80.2%	$209,499	80.9%
Leathers	33,347	8.1	26,554	10.3
Jewelry	36,870	9.0	15,206	5.9
Other	11,317	2.7	7,750	2.9
Total	$410,939	100.0%	$259,009	100.0%

	For the 26 Weeks Ended July 3, 2021		For the 27 Weeks Ended July 4, 2020
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$621,021	80.3%	$519,425	79.9%
Leathers	67,451	8.7	73,861	11.4
Jewelry	66,740	8.6	38,422	5.9
Other	18,769	2.4	18,019	2.8
Total	$773,981	100.0%	$649,727	100.0%

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
As of July 3, 2021, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	103.6	U.S. dollar	125.3
Canadian dollar	20.3	U.S. dollar	16.2
British pound	8.8	U.S. dollar	12.1
Japanese yen	1,233.1	U.S. dollar	11.5
Mexican peso	169.2	U.S. dollar	8.4
Australian dollar	9.5	U.S. dollar	7.2
U.S. dollar	15.1	Japanese yen	1,675.0
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of

July 3, 2021, the Company had non-designated forward contracts of $1.4 million on 19.6 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes are set forth below (in thousands):

	For the 13 Weeks Ended July 3, 2021	For the 13 Weeks Ended July 4, 2020
Cash flow hedges:
Forward contracts	$(661)	$(630)
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$(661)	$(630)

	For the 26 Weeks Ended July 3, 2021	For the 27 Weeks Ended July 4, 2020
Cash flow hedges:
Forward contracts	$394	$5,943
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$394	$5,943

The following tables disclose the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended July 3, 2021	For the 13 Weeks Ended July 4, 2020
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(432)	$2,665
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(9)	$2,403
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(14)	$(113)

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 26 Weeks Ended July 3, 2021	For the 27 Weeks Ended July 4, 2020
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$249	$5,311
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(1,376)	$88
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(73)	$92

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	July 3, 2021		January 2, 2021		July 3, 2021		January 2, 2021
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$2,288	Prepaid expenses and other current assets	$345	Accrued expenses-other	$435	Accrued expenses-other	$2,178
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	35	Prepaid expenses and other current assets	—	Accrued expenses-other	—	Accrued expenses-other	86
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	113	Intangible and other assets-net	48	Other long-term liabilities	9	Other long-term liabilities	35
Total		$2,436		$393		$444		$2,299

The following tables summarize the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended July 3, 2021		For the 13 Weeks Ended July 4, 2020
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$189,100	$(500)	$118,413	$879
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$(432)	$(9)	$2,665	$2,403
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$(14)	$—	$(113)

	Effect of Derivative Instruments
	For the 26 Weeks Ended July 3, 2021		For the 27 Weeks Ended July 4, 2020
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$369,553	$1,365	$368,771	$(6,411)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$249	$(1,376)	$5,311	$88
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$(73)	$—	$92
At the end of the Second Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through December 2022. As of July 3, 2021, an estimated net gain of $1.7 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 3, 2021 (in thousands):

	Fair Value at July 3, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$2,436	$—	$2,436
Total	$—	$2,436	$—	$2,436
Liabilities:
Contingent consideration	$—	$—	$2,150	$2,150
Forward contracts	—	444	—	444
Total	$—	$444	$2,150	$2,594
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
The Company's deferred compensation plan was terminated during the first quarter of fiscal year 2021, with the final distributions taking place in the Second Quarter. The deferred compensation plan assets at January 2, 2021 were recorded in intangible and other assets-net in the Company’s condensed consolidated balance sheets and the fair values were based on quoted prices.
The fair values of the Company’s forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. See Note 10—Derivatives and Risk Management, for additional disclosures about the forward contracts.
As of July 3, 2021, the fair value of the Company's debt approximated its carrying amount. The fair value of debt was obtained using observable market inputs.
The fair value of trade names are measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discount rates and implied royalty rates. No trade name impairment was recorded during the Year To Date Period.
During the Year To Date Period, operating lease right-of-use ("ROU") assets with a carrying amount of $13.2 million and property, plant and equipment-net with a carrying amount of $2.4 million related to retail store leasehold improvements and fixturing were written down to a fair value of $7.2 million and $0.9 million, respectively, resulting in impairment charges of $7.5 million.

The fair values of operating lease ROU assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $7.5 million impairment expense in the Year To Date Period, $2.9 million, $2.3 million, and $0.6 million were recorded in Other long-lived asset impairments in the Americas, Europe and Asia segments, respectively, and $1.7 million was recorded in restructuring charges in the Europe segment.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		July 3, 2021		January 2, 2021
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,775	$3,273	$3,775	$3,198
Customer lists	5 - 10 yrs.	42,140	40,350	42,387	39,406
Patents	3 - 20 yrs.	2,371	1,995	2,371	1,973
Developed technology	7 yrs.	2,193	1,371	2,193	1,097
Trade name	6 yrs.	4,502	1,313	4,502	938
Other	7 - 20 yrs.	541	336	544	301
Total intangibles-subject to amortization		55,522	48,638	55,772	46,913
Intangibles-not subject to amortization:
Trade names		8,875		8,895
Other assets:
Deposits		18,966		19,762
Deferred compensation plan assets		—		6,257
Deferred tax asset-net		32,992		33,893
Restricted cash		14,680		8,159
Tax receivable		6,469		58,734
Investments		327		327
Other		1,957		2,303
Total other assets		75,391		129,435
Total intangible and other assets		$139,788	$48,638	$194,102	$46,913
Total intangible and other assets-net			$91,150		$147,189

Amortization expense for intangible assets was approximately $0.8 million and $1.7 million for the Second Quarter and the Prior Year Quarter, respectively, and $2.0 million and $3.6 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2021 (remaining)	$1,444
2022	$2,506
2023	$896
2024	$884
2025	$693
Thereafter	$461

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
As a result of the COVID-19 pandemic, the Company received lease concessions from landlords in the form of rent deferrals and rent forgiveness. The Company chose the policy election provided by the FASB in April 2020 to record rent concessions as if no modifications to lease contracts were made, and thus no changes to the ROU assets and ROU liabilities were recorded with respect to these concessions. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. As of July 3, 2021, the Company had outstanding deferred rent payments of $1.8 million, and the Company received rent forgiveness of $3.0 million for the Year to Date Period.
The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended July 3, 2021	For the 13 Weeks Ended July 4, 2020	For the 26 Weeks Ended July 3, 2021	For the 27 Weeks Ended July 4, 2020
Operating lease cost(1)(2)	SG&A	$21,727	$26,303	45,094	54,509
Finance lease cost:
Amortization of ROU assets	SG&A	$112	$135	233	236
Interest on lease liabilities	Interest expense	$5	$7	10	18
Short-term lease cost	SG&A	$152	$138	320	339
Variable lease cost	SG&A	$5,373	$3,485	10,780	11,178
_______________________________________________
(1) Includes sublease income, which was immaterial
(2) Excludes the impact of deferred or abated rent amounts

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	July 3, 2021	January 2, 2021
Assets
Operating	Operating lease ROU assets	$199,478	$226,815
Finance	Property, plant and equipment - net of accumulated depreciation of $4,993 and $4,882, respectively	$5,613	$5,991

Liabilities
Current:
Operating	Current operating lease liabilities	$60,596	$64,851
Finance	Short-term and current portion of long-term debt	$1,052	$1,088
Noncurrent:
Operating	Long-term operating lease liabilities	$203,027	$230,635
Finance	Long-term debt	$32	$569

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	July 3, 2021	January 2, 2021
Weighted-average remaining lease term:
Operating leases	5.7 years	5.9 years
Finance leases	0.7 years	1.2 years
Weighted-average discount rate:
Operating leases	14.1%	14.0%
Finance leases	1.2%	1.2%

Future minimum lease payments by year as of July 3, 2021 were as follows (in thousands):

Fiscal Year	Operating Leases (1)	Finance Leases
2021 (remaining)	$47,409	$533
2022	88,748	559
2023	67,822	—
2024	46,496	—
2025	32,742	—
Thereafter	120,748	—
Total lease payments	$403,965	$1,092
Less: Interest	140,342	8
Total lease obligations	$263,623	$1,084
________________________________________________________________________
(1) Future minimum lease payments exclude the impact of deferred or abated rent amounts

Future minimum lease payments by year as of January 2, 2021 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2021	$101,507	$1,095
2022	85,753	569
2023	66,909	—
2024	46,656	—
2025	33,012	—
Thereafter	122,318	—
Total lease payments	$456,155	$1,664
Less: Interest	160,669	6
Finance lease obligations	$295,486	$1,658

Supplemental cash flow information related to leases was as follows (in thousands):

	For the 26 Weeks Ended July 3, 2021	For the 27 Weeks Ended July 4, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$55,643	$62,654
Operating cash flows from finance leases	10	18
Financing cash flows from finance leases	455	482
Leased assets obtained in exchange for new operating lease liabilities	8,474	19,177
________________________________________________________________________________
(1) Cash flows exclude the impact of deferred or abated rent amounts

As of July 3, 2021, the Company did not have any material operating or finance leases that have been signed but not commenced.

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
As of July 3, 2021, the Company had $128.7 million and $67.5 million outstanding under the Term Credit Agreement and Revolving Facility, respectively. The Company had net payments of $9.7 million and $23.3 million under the Term Credit Agreement during the Second Quarter and Year to Date Period, respectively. The Company had net payments of $10.0 million and $30.0 million under the Revolving Facility during the Second Quarter and Year To Date Period, respectively. Amounts available under the Revolving Facility were reduced by any amounts outstanding under standby letters of credit. As of July 3, 2021, the Company had available borrowing capacity of $42.1 million under the Revolving Facility. The Company incurred approximately $3.3 million and $7.1 million of interest expense related to the Term Credit Agreement during the Second Quarter and Year To Date Period, respectively. The Company incurred approximately $0.3 million and $0.7 million of interest expense related to the Revolving Facility during the Second Quarter and Year To Date Period, respectively. The Company incurred approximately $2.5 million and $5.3 million of interest expense related to the amortization of debt issuance costs and the original issue discount during the Second Quarter and Year To Date Period, respectively. At July 3, 2021, the Company was in compliance with all debt covenants related to its credit facilities.

16. RESTRUCTURING
    In fiscal year 2019, the Company launched New World Fossil 2.0 - Transform to Grow Program (“NWF 2.0”), which is focused on optimizing the Company’s operating structure to be more efficient, with faster decision-making and a more customer-centric focus. In addition to optimizing the way the Company goes to market, the Company pursued additional gross margin expansion opportunities. The Company has taken a zero-based budgeting approach to adjust its business model to enable more investment in digital capabilities and marketing, move closer to the consumer and react more quickly to the ever-evolving consumer shopping patterns. The Company also changed its overall business processes and resources, creating a more centrally directed operating model, reducing complexity and redundancy, and operating at a lower cost base. The NWF 2.0 restructuring program was expanded to address additional challenges posed by COVID-19, including a number of cost saving measures such as store closures. Total NWF 2.0 charges since inception in fiscal year 2019 are $68.6 million, of which $13.3 million, $36.5 million and $18.8 million were recorded during the Year to Date Period, fiscal year 2020 and fiscal year 2019, respectively.
    The following table shows a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	For the 13 Weeks Ended July 3, 2021
	Liabilities				Liabilities
	April 3, 2021	Charges	Cash Payments	Non-cash Items	July 3, 2021
Store closures	$51	$1,447	$—	$1,479	$19
Professional services	541	2,821	1,286	—	2,076
Severance and employee-related benefits	8,552	1,481	4,277	—	5,756
Total	$9,144	$5,749	$5,563	$1,479	$7,851

	For the 13 Weeks Ended July 4, 2020
	Liabilities				Liabilities
	April 4, 2020	Charges	Cash Payments	Non-cash Items	July 4, 2020
Store closures	$28	$1,961	$681	$725	$583
Professional services	2,050	1,473	3,200	—	323
Severance and employee-related benefits	3,910	7,098	4,660	—	6,348
Total	$5,988	$10,532	$8,541	$725	$7,254

	For the 26 Weeks Ended July 3, 2021
	Liabilities				Liabilities
	January 2, 2021	Charges	Cash Payments	Non-cash Items	July 3, 2021
Store closures	$240	$1,670	$190	$1,701	$19
Professional services	2,280	3,407	3,611	—	2,076
Severance and employee-related benefits	7,741	8,193	10,178	—	5,756
Total	$10,261	$13,270	$13,979	$1,701	$7,851

	For the 27 Weeks Ended July 4, 2020
	Liabilities				Liabilities
	December 29, 2019	Charges	Cash Payments	Non-cash Items	July 4, 2020
Store closures	$22	$2,693	$723	$1,409	$583
Professional services	$2,824	$4,662	$7,163	—	$323
Severance and employee-related benefits	4,238	12,552	10,442	—	6,348
Total	$7,084	$19,907	$18,328	$1,409	$7,254

    NWF 2.0 restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended July 3, 2021	For the 13 Weeks Ended July 4, 2020	For the 26 Weeks Ended July 3, 2021	For the 27 Weeks Ended July 4, 2020
Americas	$707	$2,821	$1,379	$3,957
Europe	1,781	2,916	7,044	3,682
Asia	895	2,822	1,806	4,445
Corporate	2,366	1,973	3,041	7,823
Consolidated	$5,749	$10,532	$13,270	$19,907

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen and twenty-six week periods ended July 3, 2021 (the “Second Quarter” and "Year To Date Period") as compared to the thirteen and twenty-seven week period ended July 4, 2020 (the “Prior Year Quarter” and "Prior Year YTD Period"). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
Our products are distributed globally through various distribution channels including wholesale in countries where we have a physical presence, direct to consumer through our retail stores and commercial websites and through third-party distributors in countries where we do not maintain a physical presence. Our products are offered at varying price points to meet the needs of our customers, whether they are value-conscious or luxury oriented. Based on our range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.
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
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 166 Company-owned stores as of the end of the Second Quarter and an extensive collection of products available through our owned websites.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 133 Company-owned stores as of the end of the Second Quarter and an extensive collection of products available through our owned websites.
Asia: The Asia segment is comprised of sales to customers based in Australia, Greater China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 87 Company-owned stores as of the end of the Second Quarter and an extensive collection of products available through our owned websites.
Our consolidated gross profit margin is influenced by our diversified business model that includes, but is not limited to: (i) product categories that we distribute; (ii) the multiple brands, including both owned and licensed, we offer within several product categories; (iii) the geographical presence of our businesses; and (iv) the different distribution channels we sell to or through.
The attributes of this diversified business model produce varying ranges of gross profit margin. Generally, on a historical basis, our fashion branded watch and jewelry offerings produce higher gross profit margins than our leather goods offerings. In addition, in most product categories that we offer, brands with higher retail price points generally produce higher gross profit margins compared to those of lower retail priced brands, and connected products carry relatively lower margins than traditional products. Gross profit margins related to sales in our Europe and Asia businesses are historically higher than our Americas business, primarily due to the following factors: (i) premiums charged in comparison to retail prices on products sold in the U.S.; (ii) the product sales mix in our international businesses, in comparison to our Americas business, is comprised more predominantly of watches and jewelry that generally produce higher gross profit margins than leather goods; and (iii) the watch sales mix in our Europe and Asia businesses, in comparison to our Americas business, are comprised more predominantly of higher priced licensed brands.
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
COVID-19: Our business operations and financial performance continue to be materially impacted by COVID-19. The COVID-19 pandemic has negatively affected the global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures of non-essential businesses and orders to “shelter-in-place.” We remain focused on protecting the health and safety of our employees, customers and suppliers to minimize potential disruptions and supporting the community to address challenges posed by the global COVID-19 pandemic. Despite the introduction of new vaccines to fight the virus, the time to administer vaccines on a global scale along with the emergence of new variants of the virus continue to cast uncertainty on global consumer behavior. As a result, we expect continuing disruptions in consumer spending patterns and traffic in traditional brick and mortar distribution channels.
Business Strategies and Outlook: Notwithstanding the COVID-19 pandemic, we plan to execute the following strategies to enhance our brands, grow our revenue and improve profitability. The first strategic initiative is to increase brand excitement by crafting compelling stories that build upon brand equities for both owned and licensed brands across our product categories. Key to this strategy is our ongoing effort in innovation in our product categories and marketing capabilities, where we aim to build larger communities of brand loyalists. Our second strategic initiative is to increase digital engagement and online sales. We continue to invest in our owned e-commerce sites around the world and in third party marketplaces to enhance our direct to consumer engagement, which we believe can build long-term customer value. Our third strategic initiative is to expand our opportunity in mainland China and India. In these countries, we are continuing to execute against a strategy centered around localized marketing and segmented assortments. Although the impact of COVID-19 is likely to disrupt our growth trajectory in the short to intermediate term, we continue to view mainland China and India as compelling long-term opportunities. Our fourth strategic initiative is to optimize our operations. We initiated the New World Fossil – Transform to Grow (“NWF 2.0”) initiative in 2019 aimed to further simplify our operations and to re-allocate resources toward growth, and we completed our $250 million in run-rate savings goal in 2021. In addition to our NWF 2.0 program, we expect to optimize our operations with further reductions to our store footprint and increased focus on inventory management and supply chain efficiency.
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

Comparable Retail Sales

Both stores and our own e-commerce sites are included in comparable retail sales in the thirteenth month of operation. Stores that experience a gross square footage increase of 10% or more due to an expansion and/or relocation are removed from the comparable retail sales base, but are included in total sales. These stores are returned to the comparable retail sales base in the thirteenth month following the expansion and/or relocation. Comparable retail sales are calculated on a comparable calendar period. Therefore, the percentage change in comparable sales for 2021 were calculated on a 26-to-26 week basis to normalize the 27-week Prior Year YTD Period with the 26-week Year To Date Period. Comparable retail sales also exclude the effects of foreign currency fluctuations.

Results of Operations
Quarterly Periods Ended July 3, 2021 and July 4, 2020
Consolidated Net Sales. Net sales increased $151.9 million, or 58.6% (51.3% in constant currency), for the Second Quarter as compared to the Prior Year Quarter, primarily driven by increased store foot traffic relative to the Prior Year Quarter, which was impacted by widespread temporary retail store and wholesale closures due to the COVID-19 pandemic, and partially offset by our smaller store base. In the Second Quarter, digital sales, which include sales from our owned e-commerce channels, third-party e-commerce platforms and wholesale dot com, were 41% of worldwide net sales. Digital sales increased 15% (10% in constant currency) in the Second Quarter as compared to the Prior Year Quarter. Global comparable retail sales increased 12% primarily due to increased foot traffic in the Second Quarter relative to the Prior Year Quarter, which was impacted by widespread temporary closures in our owned stores due to COVID-19. We have reduced our store footprint by 50 stores since the end of the Prior Year Quarter.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended July 3, 2021		For the 13 Weeks Ended July 4, 2020		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$176.7	43.0%	$105.8	40.8%	$70.9	67.0%	64.0%
Europe	124.4	30.3	79.5	30.7	44.9	56.5	44.3
Asia	103.5	25.2	69.2	26.7	34.3	49.6	40.8
Corporate	6.3	1.5	4.5	1.8	1.8	40.0	37.8
Total	$410.9	100.0%	$259.0	100.0%	$151.9	58.6%	51.3%

In the Second Quarter, the translation of foreign-based net sales into U.S. dollars increased reported net sales by $19.1 million, including favorable impacts of $9.7 million, $6.1 million and $3.2 million in our Europe, Asia and Americas segments, respectively, as compared to the Prior Year Quarter.
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended July 3, 2021		For the 13 Weeks Ended July 4, 2020
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$329.4	80.2%	$209.5	80.9%	$119.9	57.2%	49.8%
Leathers	33.3	8.1	26.6	10.3	6.7	25.2	20.7
Jewelry	36.9	9.0	15.2	5.9	21.7	142.8	129.6
Other	11.3	2.7	7.7	2.9	3.6	46.8	41.6
Total	$410.9	100.0%	$259.0	100.0%	$151.9	58.6%	51.3%

Stores. The following table sets forth the number of stores on the dates indicated below:

	July 4, 2020	Opened	Closed	July 3, 2021
Americas	194	2	30	166
Europe	153	2	22	133
Asia	89	1	3	87
Total stores	436	5	55	386
During the Second Quarter, we closed 9 stores and opened no new stores
Americas Net Sales. Americas net sales increased $70.9 million, or 67.0% (64.0% in constant currency), during the Second Quarter in comparison to the Prior Year Quarter. In the region, sales increased in the U.S. and Mexico and declined in Canada. Sales increases in our wholesale and store channels, primarily due to increased traffic, more than offset sales decreases in owned e-commerce. Comparable retail sales increased strongly during the Second Quarter, driven by traffic increases in our retail stores compared to the Prior Year Quarter due to the COVID-19 pandemic.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Americas segment (dollars in millions):

	For the 13 Weeks Ended July 3, 2021		For the 13 Weeks Ended July 4, 2020
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$142.3	80.5%	$84.5	79.9%	$57.8	68.4%	65.2%
Leathers	20.8	11.8	17.4	16.4	3.4	19.5	17.8
Jewelry	11.5	6.5	2.7	2.6	8.8	325.9	322.2
Other	2.1	1.2	1.2	1.1%	0.9	75.0	66.7
Total	$176.7	100.0%	$105.8	100.0%	$70.9	67.0%	64.0%

Europe Net Sales. Europe net sales increased $44.9 million, or 56.5% (44.3% in constant currency), during the Second Quarter in comparison to the Prior Year Quarter. Across Europe, sales increased in most major markets, with the largest increases in Germany and France, primarily due to relatively less COVID-19 pandemic related travel restrictions and temporary store closures in the Second Quarter than in the Prior Year Quarter. Comparable retail sales declined modestly during the Second Quarter, driven by retail store increases more than offset by owned e-commerce declines. Foot traffic in our stores increased in the Second Quarter, compared to the Prior Year Quarter.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Europe segment (dollars in millions):

	For the 13 Weeks Ended July 3, 2021		For the 13 Weeks Ended July 4, 2020
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$95.1	76.4%	$62.2	78.2%	$32.9	52.9%	40.8%
Leathers	6.4	5.1	5.0	6.3	1.4	28.0	16.0
Jewelry	20.2	16.2	11.4	14.3	8.8	77.2	64.0
Other	2.7	2.3	0.9	1.2%	1.8	200.0	188.9
Total	$124.4	100.0%	$79.5	100.0%	$44.9	56.5%	44.3%

Asia Net Sales. Net sales in Asia increased $34.3 million, or 49.6% (40.8% in constant currency), during the Second Quarter in comparison to the Prior Year Quarter. Sales increased in most brands during the Second Quarter, most notably in EMPORIO ARMANI® and FOSSIL®. Sales also increased in most major markets across Asia, led by mainland China and India. Comparable retail sales increased strongly during the Second Quarter, driven by traffic increases in our retail stores compared to the Prior Year Quarter due to the COVID-19 pandemic.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Asia segment (dollars in millions):

	For the 13 Weeks Ended July 3, 2021		For the 13 Weeks Ended July 4, 2020
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$91.0	87.9%	$62.8	90.8%	$28.2	44.9%	36.5%
Leathers	6.1	5.9	4.1	5.9	2.0	48.8	39.0
Jewelry	5.2	5.0	1.1	1.6	4.1	372.7	336.4
Other	1.2	1.2	1.2	1.7	—	—	—
Total	$103.5	100.0%	$69.2	100.0%	$34.3	49.6%	40.8%

Gross Profit. Gross profit of $221.8 million in the Second Quarter increased 57.8% in comparison to $140.6 million in the Prior Year Quarter, driven by the increase in sales. Our gross profit margin rate decreased to 54.0% in the Second Quarter compared to 54.3% in the Prior Year Quarter. The year-over-year decrease primarily reflects a non-recurrence of reduced minimum licensor royalty costs in the Prior Year Quarter and increased Americas regional sales mix. These decreases were largely offset by improved product and channel mix, a favorable currency impact and reduced tariffs.
Operating Expenses. Total operating expenses in the Second Quarter were $207.5 million, or 50.5% of sales, compared to $177.4 million, or 68.5% of sales, in the Prior Year Quarter. SG&A expenses were $200.5 million in the Second Quarter compared to $163.5 million in the Prior Year Quarter, reflecting higher marketing and compensation costs as a result of the depressed activity in the Prior Year Quarter during the macro uncertainty related to the COVID-19 pandemic. As a percentage of net sales, SG&A expenses decreased to 48.8% in the Second Quarter as compared to 63.1% in the Prior Year Quarter. Operating expenses in the Second Quarter included $5.7 million of restructuring costs, primarily related to professional services, store closures and employee costs, while the Prior Year Quarter included $10.5 million in restructuring costs. Other long-lived asset impairments in the Second Quarter were $1.3 million compared to $3.4 million in the Prior Year Quarter, due to lower retail store impairment. The translation of foreign-denominated expenses during the Second Quarter increased operating expenses by $7.7 million as a result of the weaker U.S. dollar.
Operating Income (Loss). Operating income in the Second Quarter was $14.3 million as compared to an operating loss of $36.8 million in the Prior Year Quarter. The improvement in operating income (loss) was primarily driven by increased sales in the Second Quarter due to COVID-19 related retail closures in the Prior Year Quarter. As a percentage of net sales, operating margin was 3.5% in the Second Quarter compared to (14.2)% in the Prior Year Quarter. Operating margin in the Second Quarter included a favorable impact of 260 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended July 3, 2021	For the 13 Weeks Ended July 4, 2020	Change		Operating Margin
			Dollars	Percentage	2021	2020
Americas	$36.6	$4.8	$31.8	662.5%	20.7%	4.5%
Europe	22.0	(9.3)	31.3	336.6	17.7	(11.7)
Asia	14.8	7.1	7.7	108.5	14.3	10.3
Corporate	(59.1)	(39.4)	(19.7)	(50.0)
Total operating income (loss)	$14.3	$(36.8)	$51.1	138.9%	3.5%	(14.2)%
Interest Expense. Interest expense decreased by $1.3 million during the Second Quarter compared to the Prior Year Quarter, primarily driven by a lower debt balance.
Other Income (Expense)-Net. During the Second Quarter, other income (expense)-net was an expense of $0.5 million in comparison to income of $0.9 million in the Prior Year Quarter. The year-over-year change was primarily driven by net transactional currency losses in the Second Quarter compared with net transactional currency gains in the Prior Year Quarter.
    Provision for Income Taxes. Income tax expense for the Second Quarter was $8.1 million, resulting in an effective income tax rate of 110.5%. For the Prior Year Quarter, income tax benefit was $20.8 million, resulting in an effective income tax rate of 47.6%. The effective tax rate in the Second Quarter was unfavorable as compared to the Prior Year Quarter since no tax benefit was accrued on the U.S. net operating loss ("NOL"), unlike in the Prior Year Quarter. The Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act requires the inclusion of certain foreign income in the tax return which will absorb most of the U.S. NOL. Foreign income taxes are also paid on this same foreign income, resulting in double taxation. The remaining U.S. NOL is offset with a valuation allowance since there is no certainty of any future tax benefit. The Prior Year Quarter tax rate benefited from the enactment of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was in effect in the Prior Year Quarter but expired in 2021. The CARES Act allowed U.S. taxpayers to carry back a net operating loss arising in tax years 2018, 2019 and 2020 to prior years when the tax rate was 35%. In the Prior Year Quarter, we recognized a U.S. tax benefit from fiscal year 2019 and 2020 tax losses, which were carried back to offset taxable income reported in prior years. No tax benefit has been accrued on the Second Quarter U.S. tax losses and certain foreign tax losses due to the uncertainty of whether they can be used in the future.

Net Income (Loss) Attributable to Fossil Group, Inc. Second Quarter net income (loss) attributable to Fossil Group, Inc. was a net loss of $1.2 million, or $0.02 per diluted share, in comparison to a net loss of $22.5 million, or $0.44 per diluted share, in the Prior Year Quarter. Diluted earnings (loss) per share in the Second Quarter included restructuring charges of $0.09 per diluted share. Diluted earnings (loss) per share in the Prior Year Quarter included restructuring charges of $0.16 per diluted share. Currency fluctuations favorably impacted diluted earnings per share by $0.13 during the Second Quarter.

Fiscal Year To Date Periods Ended July 3, 2021 and July 4, 2020
Consolidated Net Sales. Net sales increased $124.3 million or 19.1% (14.2% in constant currency) for the Year To Date Period as compared to the Prior Year YTD Period. We experienced sales increases in all three geographic segments and in the watches and jewelry product categories, while leathers decreased. In the Year To Date Period, digital sales, which include sales from our owned e-commerce channels, third party e-commerce platforms and wholesale dot com, were 41% of worldwide net sales. Digital sales increased 28% (23% in constant currency) in the Year To Date Period, compared to the Prior Year YTD Period. Comparable retail sales decreased 2% on a 26-week calendar basis during the Year To Date Period. Although traffic significantly increased in the Second Quarter, it remains down for the Year To Date Period compared to the Prior Year YTD Period, due to the significant traffic declines in the first quarter of fiscal year 2021 related to the COVID-19 pandemic.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 26 Weeks Ended July 3, 2021		For the 27 Weeks Ended July 4, 2020		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$329.2	42.5%	$258.7	39.8%	$70.5	27.3%	25.8%
Europe	233.7	30.2	207.8	31.9	25.9	12.5	4.1
Asia	202.1	26.1	175.4	27.0	26.7	15.2	9.2
Corporate	9.0	1.2	7.8	1.3	1.2	15.4	14.1
Total	$774.0	100.0%	$649.7	100.0%	$124.3	19.1%	14.2%

In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars increased reported net sales by $31.8 million, including favorable impacts of $17.3 million, $10.6 million and $3.8 million in our Europe, Asia and Americas segments, respectively, compared to the Prior Year YTD Period.

Net sales information by product category is summarized as follows (dollars in millions):

	For the 26 Weeks Ended July 3, 2021		For the 27 Weeks Ended July 4, 2020		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$621.0	80.3%	$519.4	79.9%	$101.6	19.6%	14.7%
Leathers	67.5	8.7	73.9	11.4	(6.4)	(8.7)	(11.9)
Jewelry	66.7	8.6	38.4	5.9	28.3	73.7	64.8
Other	18.8	2.4	18.0	2.8	0.8	4.4	—
Total	$774.0	100.0%	$649.7	100.0%	$124.3	19.1%	14.2%

Americas Net Sales. Americas net sales increased $70.5 million, or 27.3% (25.8% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. During the Year To Date Period, sales increased in most brands in our watch portfolio, with the largest increases in MICHAEL KORS® and FOSSIL. Geographically, sales increased in the U.S. and Mexico, and declined in Canada. Comparable retail sales in the region increased moderately on a 26-week calendar basis during the Year To Date Period, driven by improved conversion while traffic was flat to the Prior Year YTD Period.
The following table sets forth product net sales and changes in product net sales on both a reported and constant-currency basis from period to period for the Americas segment (dollars in millions):

	For the 26 Weeks Ended July 3, 2021		For the 27 Weeks Ended July 4, 2020		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$263.2	80.0%	$203.7	78.7%	$59.5	29.2%	27.7%
Leathers	40.5	12.3	45.4	17.5	(4.9)	(10.8)	(11.9)
Jewelry	22.2	6.7	6.7	2.6	15.5	231.3	225.4
Other	3.3	1.0	2.9	1.2	0.4	13.8	17.2
Total	$329.2	100.0%	$258.7	100.0%	$70.5	27.3%	25.8%
Europe Net Sales. Europe net sales increased $25.9 million, or 12.5% (4.1% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. During the Year To Date Period, most of the brands in the portfolio increased, with the largest sales increases in MICHAEL KORS, FOSSIL and EMPORIO ARMANI, and driven mainly by increases in digital sales. Comparable retail sales in the region decreased significantly on a 26-week calendar basis during the Year To Date Period, driven by traffic declines due to the COVID-19 pandemic.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Europe segment (dollars in millions):

	For the 26 Weeks Ended July 3, 2021		For the 27 Weeks Ended July 4, 2020		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$179.7	76.9%	$160.1	77.0%	$19.6	12.2%	4.1%
Leathers	12.7	5.4	14.5	7.0	(1.8)	(12.4)	(19.3)
Jewelry	36.4	15.6	28.9	13.9	7.5	26.0	16.6
Other	4.9	2.1	4.3	2.1	0.6	14.0	2.3
Total	$233.7	100.0%	$207.8	100.0%	$25.9	12.5%	4.1%

Asia Net Sales. Asia net sales increased $26.7 million, or 15.2% (9.2% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. Sales of EMPORIO ARMANI increased while SKAGEN® and FOSSIL declined in the Year To Date Period as compared to the Prior Year YTD Period. The majority of the region's sales increase came from mainland China, while sales in South Korea declined. For the Year To Date Period, comparable retail sales declined slightly on a 26-week calendar basis, driven by traffic declines due to the COVID-19 pandemic.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Asia segment (dollars in millions):

	For the 26 Weeks Ended July 3, 2021		For the 27 Weeks Ended July 4, 2020		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$177.0	87.6%	$155.6	88.7%	$21.4	13.8%	8.0%
Leathers	14.3	7.1	14.0	8.0	0.3	2.1	(4.3)
Jewelry	8.1	4.0	2.8	1.6	5.3	189.3	171.4
Other	2.7	1.3	3.0	1.7	(0.3)	(10.0)	(16.7)
Total	$202.1	100.0%	$175.4	100.0%	$26.7	15.2%	9.2%

Gross Profit. Gross profit of $404.4 million in the Year To Date Period increased $123.5 million, or 43.9%, in comparison to $281.0 million in the Prior Year YTD Period primarily due to the increase in net sales. Gross profit margin rate increased to 52.3% in the Year To Date Period compared to 43.2% in the Prior Year YTD Period. The gross profit margin rate increased primarily due to decreased liquidation and inventory valuation adjustments of older generation connected products, which most heavily impacted the first quarter of fiscal year 2020. Additionally, the gross profit margin rate was favorably impacted by currency changes, reduced levels of minimum licensed product royalties, which were elevated in the Prior Year YTD Period as a result of reduced sales due to the impact of COVID-19, and reduced tariffs.

Operating Expenses. For the Year To Date Period, total operating expenses decreased to $406.8 million, or 52.6% of sales, compared to $452.1 million, or 69.6% of sales, in the Prior Year YTD Period. SG&A expenses were $387.8 million in the Year To Date Period compared to $409.2 million in the Prior Year YTD Period, mainly due to corporate and regional infrastructure reductions and lower store costs as a result of store closures and was partially offset by increased marketing costs. As a percentage of net sales, SG&A expenses decreased to 50.1% in the Year To Date Period as compared to 63.0% in the Prior Year YTD Period, mainly driven by the contraction of sales in the Prior Year YTD Period due to the COVID-19 pandemic. During the Year To Date Period, we incurred restructuring costs of $13.3 million in comparison to restructuring costs of $19.9 million in the Prior Year YTD Period. We incurred no non-cash intangible asset impairment charges in the Year To Date Period compared to charges of $2.5 million in the Prior Year YTD Period. The translation of foreign-denominated expenses during the Year To Date Period increased operating expenses by $14.5 million as a result of the weaker U.S. dollar.
Operating Income (Loss). Operating loss was $2.4 million in the Year To Date Period as compared to $171.1 million in the Prior Year YTD Period. The reduced operating loss primarily resulted from the $124.3 million increase in net sales due to the effects of the COVID-19 pandemic in the Prior Year YTD Period, improved margin rate and reduced operating expenses in the Year To Date Period compared to the Prior Year YTD Period. As a percentage of net sales, operating margin was (0.3)% in the Year To Date Period as compared to (26.3)% in the Prior Year YTD Period and was positively impacted by approximately 180 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 26 Weeks Ended July 3, 2021	For the 27 Weeks Ended July 4, 2020	Change		Operating Margin
			Dollars	Percentage	2021	2020
Americas	$62.6	$(32.3)	$94.9	293.8%	19.0%	(12.5)%
Europe	27.1	(10.5)	37.6	358.1	11.6	(5.1)
Asia	26.6	19.1	7.5	39.3	13.1	10.9
Corporate	(118.7)	(147.4)	28.7	19.5
Total operating income (loss)	$(2.4)	$(171.1)	$168.7	98.6%	(0.3)%	(26.3)%

Interest Expense. Interest expense decreased by $1.5 million during the Year To Date Period primarily driven by a lower debt balance.
Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net was net income of $1.4 million in the Year to Date Period compared to net expense of $6.4 million in the Prior Year YTD Period. This change was primarily driven by reduced net foreign currency losses during the Year To Date Period as compared to the Prior Year YTD Period.

Provision for Income Taxes. Income tax benefit for the Year To Date Period was $10.2 million, resulting in an effective income tax rate of (68.4)%. The Prior Year YTD Period income tax benefit was $84.5 million resulting in an effective tax rate of 43.8%. The effective tax rate in the Year To Date Period differed from the Prior Year YTD Period primarily due to changes enacted in the CARES Act allowing a U.S. NOL carryback. The Year To Date Period effective tax rate was negative because income tax expense was accrued on certain foreign entities with positive taxable income whereas no income tax benefit was recognized for U.S. and foreign entity losses.

Net Income (Loss) Attributable to Fossil Group, Inc. For the Year To Date Period, net loss was $25.6 million, or $0.50 per diluted share, in comparison to a loss of $108.1 million, or $2.13 per diluted share, in the Prior Year YTD Period. The year-over-year improvement in net loss was mainly driven by increased sales due to the effects of the COVID-19 pandemic in the Prior Year YTD Period, improved margin rate and reduced operating expenses in the Year To Date Period, compared to the Prior Year YTD Period. Currency fluctuations favorably impacted diluted earnings per share by $0.30 in the Year To Date Period, as compared to the Prior Year YTD Period.

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the Second Quarter was $252.3 million, including $162.8 million held in banks outside the U.S., in comparison to cash and cash equivalents of $277.6 million at the end of the Prior Year Quarter and $316.0 million at the end of fiscal year 2020. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges, strategic investments such as acquisitions and other capital expenditures. We believe cash flows from operations, including our current and planned cost savings measures, combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for the next twelve months. Although we believe we have adequate sources of liquidity in the short-term and long-term, the success of our operations, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity.
For the Year To Date Period, we had an operating cash flow deficit of $9.8 million. A net loss of $25.1 million and an increase in working capital items of $51.0 million was partially offset by favorable net non-cash items of $66.3 million. During the Year To Date Period, we had net debt payments of $53.7 million and capital expenditures of $3.4 million.
Accounts receivable, net of allowances, increased by 44.2% to $187.6 million at the end of the Second Quarter compared to $130.1 million at the end of the Prior Year Quarter, mainly driven by the increase in sales. Days sales outstanding for our wholesale businesses for the Second Quarter decreased to 57 days compared to 72 days in the Prior Year Quarter.
Inventory at the end of the Second Quarter was $352.0 million, which decreased by 6.4% from the end of the Prior Year Quarter ending inventory balance of $375.9 million, mainly due to proactive management of inventory balances.
At the end of the Second Quarter, we had net working capital of $427.4 million compared to net working capital of $417.9 million at the end of the Prior Year Quarter. At the end of the Second Quarter, we had $38.4 million of short-term borrowings and $139.7 million in long-term debt.
For fiscal year 2021, we expect total capital expenditures to be approximately $15 million. Our capital expenditure budget is an estimate, and while it is subject to change, it is also limited by the terms of the Term Credit Agreement (as defined below).

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
We had net payments of $23.3 million during the Year To Date Period under the Term Credit Agreement at an average interest rate of 10.0%. We had net payments of $30.0 million under the Revolving Facility during the Year To Date Period at an average interest rate of 1.8%. As of July 3, 2021, we had $128.7 million outstanding under the Term Credit Agreement and $67.5 million outstanding under the Revolving Facility. We also had unamortized debt issuance costs of $14.1 million and an unamortized original issue discount of $5.7 million, which reduces the corresponding debt liability. In addition, we had $4.6 million of outstanding standby letters of credit at July 3, 2021. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby letters of credit. As of July 3, 2021, we had available borrowing capacity of $42.1 million under the Revolving Facility. At July 3, 2021, we were in compliance with all debt covenants related to our credit facilities.
Off Balance Sheet Arrangements
As of July 3, 2021, there were no material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K/A for the fiscal year ended January 2, 2021.

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
The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at July 3, 2021 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	103.6	U.S. dollar	125.3	November 2022
Canadian dollar	20.3	U.S. dollar	16.2	December 2022
British pound	8.8	U.S. dollar	12.1	December 2022
Japanese yen	1,233.1	U.S. dollar	11.5	December 2022
Mexican peso	169.2	U.S. dollar	8.4	March 2022
Australian dollar	9.5	U.S. dollar	7.2	June 2022
U.S. dollar	15.1	Japanese yen	1,675.0	May 2022
If we were to settle our forward contracts listed in the table above as of July 3, 2021, the result would have been a net gain of $1.8 million. As of July 3, 2021, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $22.1 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of July 3, 2021, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $48.7 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of July 3, 2021, a 100 basis point increase in interest rates would increase annual interest expense by $2.1 million.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of July 3, 2021.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares of common stock repurchased under our repurchase program during the Second Quarter.

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

FOSSIL GROUP, INC.

August 12, 2021	/S/ SUNIL M. DOSHI
Sunil M. Doshi
Senior Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)