Form 10-Q
period 2021-10-02
Fossil Group, Inc.
filed 2021-11-12
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 2, 2021

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
(972) 234-2525
(Registrant’s telephone number, including area code)
__________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FOSL	The Nasdaq Stock Market LLC
7.00% Senior Notes due 2026	FOSLL	The Nasdaq Stock Market LLC
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

The number of shares of the registrant’s common stock outstanding as of November 4, 2021: 52,145,738

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 2, 2021

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	October 2, 2021	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$181,782	$315,965
Accounts receivable - net of allowances for doubtful accounts of $16,447 and $20,774, respectively	251,496	229,847
Inventories	398,324	295,296
Prepaid expenses and other current assets	155,848	149,367
Total current assets	987,450	990,475
Property, plant and equipment - net of accumulated depreciation of $453,178 and $467,174, respectively	92,771	114,026
Operating lease right-of-use assets	187,952	226,815
Intangible and other assets-net	87,788	147,189
Total long-term assets	368,511	488,030
Total assets	$1,355,961	$1,478,505
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$246,325	$178,212
Short-term and current portion of long-term debt	41,205	41,561
Accrued expenses:
Current operating lease liabilities	57,361	64,851
Compensation	59,385	78,085
Royalties	31,429	27,554
Customer liabilities	34,752	50,941
Transaction taxes	15,903	21,271
Other	48,609	62,846
Income taxes payable	34,412	33,205
Total current liabilities	569,381	558,526
Long-term income taxes payable	20,000	19,840
Deferred income tax liabilities	487	495
Long-term debt	97,426	185,852
Long-term operating lease liabilities	184,304	230,635
Other long-term liabilities	41,463	43,125
Total long-term liabilities	343,680	479,947
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 52,143 and 51,474 shares issued and outstanding at October 2, 2021 and January 2, 2021, respectively	521	515
Additional paid-in capital	298,505	293,777
Retained earnings	209,486	203,698
Accumulated other comprehensive income (loss)	(67,586)	(58,900)
Total Fossil Group, Inc. stockholders’ equity	440,926	439,090
Noncontrolling interests	1,974	942
Total stockholders’ equity	442,900	440,032
Total liabilities and stockholders’ equity	$1,355,961	$1,478,505

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended October 2, 2021	For the 13 Weeks Ended October 3, 2020	For the 39 Weeks Ended October 2, 2021	For the 40 Weeks Ended October 3, 2020
Net sales	$491,827	$435,492	$1,265,808	$1,085,218
Cost of sales	232,305	205,726	601,857	574,496
Gross profit	259,522	229,766	663,951	510,722
Operating expenses:
Selling, general and administrative expenses	205,718	201,987	593,522	611,210
Trade name impairments	—	—	—	2,464
Other long-lived asset impairments	551	4,555	6,314	25,063
Restructuring charges	5,447	5,713	18,716	25,620
Total operating expenses	211,716	212,255	618,552	664,357
Operating income (loss)	47,806	17,511	45,399	(153,635)
Interest expense	6,422	8,047	20,284	23,385
Other income (expense) - net	(482)	—	882	(6,411)
Income (loss) before income taxes	40,902	9,464	25,997	(183,431)
Provision for income taxes	8,978	(6,759)	19,177	(91,250)
Net income (loss)	31,924	16,223	6,820	(92,181)
Less: Net income (loss) attributable to noncontrolling interests	504	236	1,032	(44)
Net income (loss) attributable to Fossil Group, Inc.	$31,420	$15,987	$5,788	$(92,137)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(3,237)	$11,240	$(12,293)	$6,544
Cash flow hedges - net change	2,085	(3,636)	3,607	(3,092)
Total other comprehensive income (loss)	(1,152)	7,604	(8,686)	3,452
Total comprehensive income (loss)	30,772	23,827	(1,866)	(88,729)
Less: Comprehensive income (loss) attributable to noncontrolling interests	504	236	1,032	(44)
Comprehensive income (loss) attributable to Fossil Group, Inc.	$30,268	$23,591	$(2,898)	$(88,685)
Earnings (loss) per share:
Basic	$0.60	$0.31	$0.11	$(1.81)
Diluted	$0.60	$0.31	$0.11	$(1.81)
Weighted average common shares outstanding:
Basic	52,141	51,299	51,900	51,007
Diluted	52,766	51,754	52,738	51,007
`

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended October 2, 2021
	Common stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Fossil Group, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
Balance, July 3, 2021	52,127	$521	$295,704	$—	$178,066	$(66,434)	$407,857	$1,470	$409,327
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	21	—	—	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(56)	—	—	(56)	—	(56)
Retirement of common stock	(5)	—	(56)	56	—	—	—	—	—
Stock-based compensation	—	—	2,857	—	—	—	2,857	—	2,857
Net income (loss)	—	—	—	—	31,420	—	31,420	504	31,924
Other comprehensive income (loss)	—	—	—	—	—	(1,152)	(1,152)	—	(1,152)
Balance, October 2, 2021	52,143	$521	$298,505	$—	$209,486	$(67,586)	$440,926	$1,974	$442,900

For the 13 Weeks Ended October 3, 2020
	Common stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Fossil Group, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
Balance, July 4, 2020	51,293	$513	$288,641	$—	$191,669	$(84,767)	$396,056	$507	$396,563
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	9	—	—	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(13)	—	—	(13)	—	(13)
Retirement of common stock	(3)	—	(13)	13	—	—	—	—	—
Stock-based compensation	—	—	3,174	—	—	—	3,174	—	3,174
Net income (loss)	—	—	—	—	15,987	—	15,987	236	16,223
Other comprehensive income (loss)	—	—	—	—	—	7,604	7,604	—	7,604
Balance, October 3, 2020	51,299	$513	$291,802	$—	$207,656	$(77,163)	$422,808	$743	$423,551

For the 39 Weeks Ended October 2, 2021
	Common stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Fossil Group, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
Balance, January 2, 2021	51,474	$515	$293,777	$—	$203,698	$(58,900)	$439,090	$942	$440,032
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	857	8	(8)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(2,405)	—	—	(2,405)	—	(2,405)
Retirement of common stock	(188)	(2)	(2,403)	2,405	—	—	—	—	—
Stock-based compensation	—	—	7,139	—	—	—	7,139	—	7,139
Net income (loss)	—	—	—	—	5,788	—	5,788	1,032	6,820
Other comprehensive income (loss)	—	—	—	—	—	(8,686)	(8,686)	—	(8,686)
Balance, October 2, 2021	52,143	$521	$298,505	$—	$209,486	$(67,586)	$440,926	$1,974	$442,900

For the 40 Weeks Ended October 3, 2020
	Common stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Fossil Group, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
Balance, December 28, 2019	50,516	$505	$283,371	$—	$299,793	$(80,615)	$503,054	$787	$503,841
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	949	9	(9)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(712)	—	—	(712)	—	(712)
Retirement of common stock	(166)	(1)	(711)	712	—	—	—	—	—
Stock-based compensation	—	—	9,151	—	—	—	9,151	—	9,151
Net income (loss)	—	—	—	—	(92,137)	—	(92,137)	(44)	(92,181)
Other comprehensive income (loss)	—	—	—	—	—	3,452	3,452	—	3,452
Balance, October 3, 2020	51,299	$513	$291,802	$—	$207,656	$(77,163)	$422,808	$743	$423,551

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 39 Weeks Ended October 2, 2021	For the 40 Weeks Ended October 3, 2020
Operating Activities:
Net income (loss)	$6,820	$(92,181)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	23,410	33,123
Non-cash lease expense	68,920	83,565
Stock-based compensation	7,139	9,152
Decrease in allowance for returns and markdowns	(11,838)	(40,426)
Gain on disposal of assets	(5,169)	(1,456)
Property, plant and equipment and other long-lived asset impairment losses	6,322	24,890
Trade name impairment losses	—	2,464
Non-cash restructuring charges	1,747	1,921
Bad debt expense	961	6,956
Other non-cash items	10,975	3,982
Changes in operating assets and liabilities:
Accounts receivable	(25,571)	101,934
Inventories	(111,673)	94,389
Prepaid expenses and other current assets	31,732	(17,120)
Accounts payable	70,156	40,767
Accrued expenses	(30,007)	7,540
Income taxes	2,523	(66,919)
Operating lease liabilities	(83,443)	(96,722)
Net cash (used in) provided by operating activities	(36,996)	95,859
Investing Activities:
Additions to property, plant and equipment	(6,739)	(7,097)
Decrease (increase) in intangible and other assets	6,903	(2,149)
Proceeds from the sale of property, plant and equipment and other	11,360	76
Net cash provided by (used in) investing activities	11,524	(9,170)
Financing Activities:
Acquisition of common stock for employee tax withholdings	(2,405)	(712)
Debt borrowings	85,182	315,224
Debt payments	(179,997)	(278,845)
Debt issuance costs and other	(232)	(10,000)
Net cash (used in) provided by financing activities	(97,452)	25,667
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5,564)	10,981
Net (decrease) increase in cash, cash equivalents, and restricted cash	(128,488)	123,337
Cash, cash equivalents, and restricted cash:
Beginning of period	324,246	207,749
End of period	$195,758	$331,086

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The fiscal year ended January 2, 2021 was a 53-week year, with the additional week being included in the first quarter. The information presented herein includes the thirteen-week periods ended October 2, 2021 ("Third Quarter") and October 3, 2020 ("Prior Year Quarter"), respectively, and the thirty-nine week period ended October 2, 2021 ("Year To Date Period") as compared to the forty week period ended October 3, 2020 ("Prior Year YTD Period"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of October 2, 2021, and the results of operations for the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period. All adjustments are of a normal, recurring nature.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended October 2, 2021	For the 13 Weeks Ended October 3, 2020	For the 39 Weeks Ended October 2, 2021	For the 40 Weeks Ended October 3, 2020
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$31,420	$15,987	$5,788	$(92,137)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	52,141	51,299	51,900	51,007
Basic EPS	$0.60	$0.31	$0.11	$(1.81)
Diluted EPS computation:
Basic weighted average common shares outstanding	52,141	51,299	51,900	51,007
Effect of stock options, stock appreciation rights, restricted stock units and performance restricted stock units	625	455	838	—
Diluted weighted average common shares outstanding	52,766	51,754	52,738	51,007
Diluted EPS	$0.60	$0.31	$0.11	$(1.81)

At the end of the Third Quarter and Year To Date Period, approximately 0.3 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 12,900 weighted average performance-based shares at the end of the Third Quarter and Year To Date Period.
At the end of the Prior Year Quarter and Prior Year YTD Period, approximately 1.1 million and 2.5 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.1 million and 0.3 million weighted average performance-based shares at the end of the Prior Year Quarter and Prior Year YTD Period, respectively. Additionally, 0.1 million weighted average performance-based shares were not included in the diluted EPS calculation at the end of the Prior Year Third Quarter because performance targets were not met.
Cash, Cash Equivalents and Restricted Cash. Restricted cash was comprised primarily of restricted cash balances for tax assessment amounts included in escrow and pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of October 2, 2021 and October 3, 2020 that are presented in the condensed consolidated statement of cash flows (in thousands):

	October 2, 2021	October 3, 2020
Cash and cash equivalents	$181,782	$323,560
Restricted cash included in prepaid expenses and other current assets	118	118
Restricted cash included in intangible and other assets-net	13,858	7,408
Cash, cash equivalents and restricted cash	$195,758	$331,086

Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04") and subsequent guidance that clarified the scope and application of its original guidance. ASU 2020-04 provides optional expedients and exceptions to the current guidance on contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company will adopt this standard when LIBOR is discontinued and does not expect it to have a material impact on its condensed consolidated financial statements or related disclosures.

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

2. REVENUE
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended October 2, 2021
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$150,181	$129,797	$113,717	$8	$393,703
Leathers	23,389	7,231	5,770	—	36,390
Jewelry	18,297	25,602	8,572	—	52,471
Other	1,895	3,257	1,435	2,676	9,263
Consolidated	$193,762	$165,887	$129,494	$2,684	$491,827

Timing of revenue recognition
Revenue recognized at a point in time	$193,367	$165,598	$129,313	$1,004	$489,282
Revenue recognized over time	395	289	181	1,680	2,545
Consolidated	$193,762	$165,887	$129,494	$2,684	$491,827

	For the 13 Weeks Ended October 3, 2020
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$142,881	$105,159	$108,503	$21	$356,564
Leathers	22,290	8,094	7,332	—	37,716
Jewelry	8,013	18,560	2,310	—	28,883
Other	1,902	3,479	1,603	5,345	12,329
Consolidated	$175,086	$135,292	$119,748	$5,366	$435,492

Timing of revenue recognition
Revenue recognized at a point in time	$174,539	$134,976	$119,585	$3,263	$432,363
Revenue recognized over time	547	316	163	2,103	3,129
Consolidated	$175,086	$135,292	$119,748	$5,366	$435,492

	For the 39 Weeks Ended October 2, 2021
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$413,368	$309,526	$290,753	$1,077	$1,014,724
Leathers	63,851	19,933	20,057	—	103,841
Jewelry	40,470	62,041	16,700	—	119,211
Other	5,294	8,019	4,115	10,604	28,032
Consolidated	$522,983	$399,519	$331,625	$11,681	$1,265,808

Timing of revenue recognition
Revenue recognized at a point in time	$521,702	$398,533	$331,180	$6,490	$1,257,905
Revenue recognized over time	1,281	986	445	5,191	7,903
Consolidated	$522,983	$399,519	$331,625	$11,681	$1,265,808

	For the 40 Weeks Ended October 3, 2020
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$346,629	$265,245	$264,078	$37	$875,989
Leathers	67,661	22,551	21,365	—	111,577
Jewelry	14,706	47,462	5,137	—	67,305
Other	4,755	7,829	4,603	13,160	30,347
Consolidated	$433,751	$343,087	$295,183	$13,197	$1,085,218

Timing of revenue recognition
Revenue recognized at a point in time	$431,980	$342,113	$294,658	$7,118	$1,075,869
Revenue recognized over time	1,771	974	525	6,079	9,349
Consolidated	$433,751	$343,087	$295,183	$13,197	$1,085,218

Contract Balances. As of October 2, 2021, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $9.2 million and $9.9 million as of October 2, 2021 and January 2, 2021, respectively, related to remaining performance obligations on licensing income, (ii) $3.0 million and $4.6 million as of October 2, 2021 and January 2, 2021, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $3.6 million and $4.2 million as of October 2, 2021 and January 2, 2021, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	October 2, 2021	January 2, 2021
Components and parts	$24,727	$25,016
Work-in-process	18	7,913
Finished goods	373,579	262,367
Inventories	$398,324	$295,296

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 39 Weeks Ended October 2, 2021	For the 40 Weeks Ended October 3, 2020
Beginning balance	$21,916	$23,095
Settlements in cash or kind	(8,096)	(10,386)
Warranties issued and adjustments to preexisting warranties (1)	5,296	9,361
Ending balance	$19,116	$22,070
_______________________________________________

(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended October 2, 2021	For the 13 Weeks Ended October 3, 2020	For the 39 Weeks Ended October 2, 2021	For the 40 Weeks Ended October 3, 2020
Income tax (benefit) expense	$8,978	$(6,759)	$19,177	$(91,250)
Effective tax rate	22.0%	(71.4)%	73.8%	49.7%
The effective tax rate in the Third Quarter was unfavorable as compared to the Prior Year Quarter since no tax benefit was accrued on the U.S. net operating loss ("NOL"), unlike in the Prior Year Quarter. The Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act requires the inclusion of certain foreign income in the tax return which will absorb most of the U.S. NOL. Foreign income taxes are also paid on this same foreign income, resulting in double taxation. The remaining U.S. NOL is offset with a valuation allowance since there is no certainty of any future tax benefit. The Prior Year Quarter tax rate benefited from the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. The CARES Act provided many beneficial income tax changes including a provision allowing net operating losses arising in tax years 2018, 2019 and 2020 to be carried back to prior years when the U.S. tax rate was 35%, which accounts for most of the Prior Year Quarter benefit.
The Year To Date Period effective tax rate was unfavorable to the Prior Year YTD Period due to the changes from the CARES Act allowing NOL carrybacks in the Prior Year YTD Period.
The effective tax rate can vary from quarter-to-quarter due to changes in the Company's global mix of earnings, the resolution of income tax audits and changes in tax law.
As of October 2, 2021, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $29.4 million, of which $24.3 million would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2012-2020 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of October 2, 2021, the Company had recorded $14.1 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At October 2, 2021, the total amount of accrued income tax-related interest included in the condensed consolidated balance sheets was $7.7 million and no penalties have been accrued. For the Third Quarter, the Company accrued income tax related interest benefit of $0.1 million.

6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 52,143,431 and 51,474,034 shares issued and outstanding at October 2, 2021 and January 2, 2021, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at October 2, 2021 or January 2, 2021. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
Common Stock Repurchase Programs. At October 2, 2021 and January 2, 2021, all treasury stock had been effectively retired. As of October 2, 2021, the Company had $30.0 million of repurchase authorizations remaining under its repurchase program. The Company did not repurchase any common stock under its authorized stock repurchase plan during the Third Quarter, Prior Year Quarter, Year To Date Period or Prior Year YTD Period.

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the Third Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at July 3, 2021	283	$72.58	2.0	$—
Forfeited or expired	(1)	127.84
Outstanding at October 2, 2021	282	72.34	1.7	—
Exercisable at October 2, 2021	282	$72.34	1.7	$—

The exercise price exceeded the stock price for all stock options and stock appreciation rights shown in the table above, resulting in no aggregate intrinsic value for outstanding and exercisable options/rights at October 2, 2021.
Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at October 2, 2021:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$101.37 - $131.46	57	$128.14	0.5	57	$128.14
Total	57	$128.14	0.5	57	$128.14

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$29.49 - $47.99	146	$40.92	2.5	146	$40.92
$55.04 - $82.55	48	77.43	1.5	48	77.43
$101.37 - $113.04	31	110.68	0.5	31	110.68
Total	225	$58.28	2.0	225	$58.28

Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the Third Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at July 3, 2021	1,826	$9.78
Granted	28	12.45
Vested	(21)	$6.62
Forfeited	(41)	9.95
Nonvested at October 2, 2021	1,792	$9.85

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

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables disclose changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended October 2, 2021
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(70,234)	$2,372	$1,428	$(66,434)
Other comprehensive income (loss) before reclassifications	(3,237)	3,320	—	83
Tax (expense) benefit	—	(29)	—	(29)
Amounts reclassed from accumulated other comprehensive income (loss)	—	1,263	—	1,263
Tax (expense) benefit	—	(57)	—	(57)
Total other comprehensive income (loss)	(3,237)	2,085	—	(1,152)
Ending balance	$(73,471)	$4,457	$1,428	$(67,586)

	For the 13 Weeks Ended October 3, 2020
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(85,170)	$3,527	$(3,124)	$(84,767)
Other comprehensive income (loss) before reclassifications	11,240	(4,306)	—	6,934
Tax (expense) benefit	—	656	—	656
Amounts reclassed from accumulated other comprehensive income (loss)	—	26	—	26
Tax (expense) benefit	—	(40)	—	(40)
Total other comprehensive income (loss)	11,240	(3,636)	—	7,604
Ending balance	$(73,930)	$(109)	$(3,124)	$(77,163)

	For the 39 Weeks Ended October 2, 2021
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(61,178)	$850	$1,428	$(58,900)
Other comprehensive income (loss) before reclassifications	(12,293)	3,934	—	(8,359)
Tax (expense) benefit	—	(247)	—	(247)
Amounts reclassed from accumulated other comprehensive income	—	210	—	210
Tax (expense) benefit	—	(130)	—	(130)
Total other comprehensive income (loss)	(12,293)	3,607	—	(8,686)
Ending balance	$(73,471)	$4,457	$1,428	$(67,586)

	For the 40 Weeks Ended October 3, 2020
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(80,474)	$2,983	$(3,124)	$(80,615)
Other comprehensive income (loss) before reclassifications	6,544	2,872	—	9,416
Tax (expense) benefit	—	(578)	—	(578)
Amounts reclassed from accumulated other comprehensive income (loss)	—	6,307	—	6,307
Tax (expense) benefit	—	(921)	—	(921)
Total other comprehensive income (loss)	6,544	(3,092)	—	3,452
Ending balance	$(73,930)	$(109)	$(3,124)	$(77,163)

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

	For the 13 Weeks Ended October 2, 2021		For the 13 Weeks Ended October 3, 2020
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$193,762	$46,589	$175,086	$45,051
Europe	165,887	40,549	135,292	12,344
Asia	129,494	23,996	119,748	25,724
Corporate	2,684	(63,328)	5,366	(65,608)
Consolidated	$491,827	$47,806	$435,492	$17,511

	For the 39 Weeks Ended October 2, 2021		For the 40 Weeks Ended October 3, 2020
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$522,983	$109,172	$433,751	$12,728
Europe	399,519	67,616	343,087	2,154
Asia	331,625	50,553	295,183	44,787
Corporate	11,681	(181,942)	13,197	(213,304)
Consolidated	$1,265,808	$45,399	$1,085,218	$(153,635)

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended October 2, 2021		For the 13 Weeks Ended October 3, 2020
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$393,703	80.0%	$356,564	81.9%
Leathers	36,390	7.4	37,716	8.7
Jewelry	52,471	10.7	28,883	6.6
Other	9,263	1.9	12,329	2.8
Total	$491,827	100.0%	$435,492	100.0%

	For the 39 Weeks Ended October 2, 2021		For the 40 Weeks Ended October 3, 2020
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$1,014,724	80.2%	$875,989	80.7%
Leathers	103,841	8.2	111,577	10.3
Jewelry	119,211	9.4	67,305	6.2
Other	28,032	2.2	30,347	2.8
Total	$1,265,808	100.0%	$1,085,218	100.0%

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
As of October 2, 2021, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	68.3	U.S. dollar	82.7
Canadian dollar	14.3	U.S. dollar	11.4
Japanese yen	1,047.1	U.S. dollar	9.7
British pound	5.6	U.S. dollar	7.7
Australian dollar	5.6	U.S. dollar	4.2
Mexican peso	81.1	U.S. dollar	4.0
U.S. dollar	8.4	Japanese yen	925.0

Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of October 2, 2021, the Company had non-designated forward contracts of $1.4 million on 20.4 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes are set forth below (in thousands):

	For the 13 Weeks Ended October 2, 2021	For the 13 Weeks Ended October 3, 2020
Cash flow hedges:
Forward contracts	$3,292	$(3,650)
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$3,292	$(3,650)

	For the 39 Weeks Ended October 2, 2021	For the 40 Weeks Ended October 3, 2020
Cash flow hedges:
Forward contracts	$3,687	$2,293
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$3,687	$2,293

The following tables disclose the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended October 2, 2021	For the 13 Weeks Ended October 3, 2020
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$689	$(27)
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$518	$13
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$61	$(63)

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 39 Weeks Ended October 2, 2021	For the 40 Weeks Ended October 3, 2020
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$938	$5,285
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(858)	$101
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(12)	$30

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	October 2, 2021		January 2, 2021		October 2, 2021		January 2, 2021
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$3,732	Prepaid expenses and other current assets	$345	Accrued expenses-other	$80	Accrued expenses-other	$2,178
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	35	Prepaid expenses and other current assets	—	Accrued expenses-other	—	Accrued expenses-other	86
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	320	Intangible and other assets-net	48	Other long-term liabilities	—	Other long-term liabilities	35
Total		$4,087		$393		$80		$2,299

The following tables summarize the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended October 2, 2021		For the 13 Weeks Ended October 3, 2020
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$232,305	$(482)	$205,726	$—
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$689	$518	$(27)	$13
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$61	$—	$(63)

	Effect of Derivative Instruments
	For the 39 Weeks Ended October 2, 2021		For the 40 Weeks Ended October 3, 2020
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$601,857	$882	$574,496	$(6,411)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$938	$(858)	$5,285	$101
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$(12)	$—	$30
At the end of the Third Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through December 2022. As of October 2, 2021, an estimated net gain of $3.5 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 2, 2021 (in thousands):

	Fair Value at October 2, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$4,087	$—	$4,087
Total	$—	$4,087	$—	$4,087
Liabilities:
Contingent consideration	$—	$—	$2,110	$2,110
Forward contracts	—	80	—	80
Total	$—	$80	$2,110	$2,190
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
The Company's deferred compensation plan was terminated during the first quarter of fiscal year 2021, with the final distributions taking place in the second quarter of fiscal year 2021. The deferred compensation plan assets at January 2, 2021 were recorded in intangible and other assets-net in the Company’s condensed consolidated balance sheets and the fair values were based on quoted prices.
The fair values of the Company’s forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. See "Note 10—Derivatives and Risk Management", for additional disclosures about the forward contracts.
As of October 2, 2021, the fair value of the Company's debt approximated its carrying amount. The fair value of debt was obtained using observable market inputs.
The fair value of trade names are measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discount rates and implied royalty rates. No trade name impairment was recorded during the Year To Date Period.
During the Year To Date Period, operating lease right-of-use ("ROU") assets with a carrying amount of $14.0 million and property, plant and equipment-net with a carrying amount of $2.5 million related to retail store leasehold improvements and fixturing were written down to a fair value of $7.4 million and $1.0 million, respectively, resulting in impairment charges of $8.1 million.

The fair values of operating lease ROU assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $8.1 million impairment expense in the Year To Date Period, $3.1 million, $2.2 million, and $1.0 million were recorded in other long-lived asset impairments in the Americas, Europe and Asia segments, respectively, and $1.8 million was recorded in restructuring charges in the Europe segment.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		October 2, 2021		January 2, 2021
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,775	$3,291	$3,775	$3,198
Customer lists	5 - 10 yrs.	41,763	40,350	42,387	39,406
Patents	3 - 20 yrs.	2,371	2,004	2,371	1,973
Developed technology	7 yrs.	2,193	1,508	2,193	1,097
Trade name	6 yrs.	4,502	1,501	4,502	938
Other	7 - 20 yrs.	539	344	544	301
Total intangibles-subject to amortization		55,143	48,998	55,772	46,913
Intangibles-not subject to amortization:
Trade names		8,872		8,895
Other assets:
Deposits		18,791		19,762
Deferred compensation plan assets		—		6,257
Deferred tax asset-net		32,775		33,893
Restricted cash		13,858		8,159
Tax receivable		5,075		58,734
Investments		327		327
Other		1,945		2,303
Total other assets		72,771		129,435
Total intangible and other assets		$136,786	$48,998	$194,102	$46,913
Total intangible and other assets-net			$87,788		$147,189

Amortization expense for intangible assets was approximately $0.7 million and $1.8 million for the Third Quarter and the Prior Year Quarter, respectively, and $2.7 million and $5.4 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2021 (remaining)	$717
2022	$2,495
2023	$896
2024	$884
2025	$693
Thereafter	$460

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
As a result of the COVID-19 pandemic, the Company received lease concessions from landlords in the form of rent deferrals and rent forgiveness. The Company chose the policy election provided by the FASB in April 2020 to record rent concessions as if no modifications to lease contracts were made, and thus no changes to the ROU assets and ROU liabilities were recorded with respect to these concessions. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. As of October 2, 2021, the Company had outstanding deferred rent payments of $0.8 million, and the Company received rent forgiveness of $3.8 million for the Year to Date Period.
The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended October 2, 2021	For the 13 Weeks Ended October 3, 2020	For the 39 Weeks Ended October 2, 2021	For the 40 Weeks Ended October 3, 2020
Operating lease cost(1)(2)	SG&A	$21,356	$26,579	$66,450	$81,088
Finance lease cost:
Amortization of ROU assets	SG&A	$105	$134	$338	$370
Interest on lease liabilities	Interest expense	$4	$2	$14	$19
Short-term lease cost	SG&A	$153	$78	$472	$418
Variable lease cost	SG&A	$6,252	$4,140	$17,032	$15,318
_______________________________________________
(1) Includes sublease income, which was immaterial
(2) Excludes the impact of deferred or abated rent amounts

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	October 2, 2021	January 2, 2021
Assets
Operating	Operating lease ROU assets	$187,952	$226,815
Finance	Property, plant and equipment - net of accumulated depreciation of $4,995 and $4,882, respectively	$5,383	$5,991

Liabilities
Current:
Operating	Current operating lease liabilities	$57,361	$64,851
Finance	Short-term and current portion of long-term debt	$778	$1,088
Noncurrent:
Operating	Long-term operating lease liabilities	$184,304	$230,635
Finance	Long-term debt	$28	$569

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	October 2, 2021	January 2, 2021
Weighted-average remaining lease term:
Operating leases	5.7 years	5.9 years
Finance leases	0.5 years	1.2 years
Weighted-average discount rate:
Operating leases	14.1%	14.0%
Finance leases	1.2%	1.2%

Future minimum lease payments by year as of October 2, 2021 were as follows (in thousands):

Fiscal Year	Operating Leases (1)	Finance Leases
2021 (remaining)	$23,011	$268
2022	87,959	543
2023	66,292	—
2024	44,513	—
2025	30,920	—
Thereafter	118,527	—
Total lease payments	$371,222	$811
Less: Interest	129,557	5
Total lease obligations	$241,665	$806
________________________________________________________________________
(1) Future minimum lease payments exclude the impact of deferred or abated rent amounts

Future minimum lease payments by year as of January 2, 2021 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2021	$101,507	$1,095
2022	85,753	569
2023	66,909	—
2024	46,656	—
2025	33,012	—
Thereafter	122,318	—
Total lease payments	$456,155	$1,664
Less: Interest	160,669	6
Finance lease obligations	$295,486	$1,658

Supplemental cash flow information related to leases was as follows (in thousands):

	For the 39 Weeks Ended October 2, 2021	For the 40 Weeks Ended October 3, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$83,189	$96,722
Operating cash flows from finance leases	14	19
Financing cash flows from finance leases	755	840
Leased assets obtained in exchange for new operating lease liabilities	11,319	30,151
________________________________________________________________________________
(1) Cash flows exclude the impact of deferred or abated rent amounts

As of October 2, 2021, the Company did not have any material operating or finance leases that have been signed but not commenced.

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
On September 26, 2019, the Company and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other subsidiaries of the Company from time to time party thereto designated as borrowers, and certain subsidiaries of the Company from time to time party thereto as guarantors, entered into a secured asset-based revolving credit agreement (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the "ABL Agent"), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the "ABL Lenders").
The Revolving Facility provides that the ABL Lenders may extend revolving loans in an aggregate principal amount not to exceed $225.0 million at any time outstanding (the “Revolving Credit Commitment”), of which up to $125.0 million is available under a U.S. facility, an aggregate of $70.0 million is available under a European facility, $20.0 million is available under a Hong Kong facility, $5.0 million is available under a French facility, and $5.0 million is available under a Canadian facility, in each case, subject to the borrowing base availability limitations described below. The Revolving Facility also includes an up to $45.0 million subfacility for the issuance of letters of credit (the “Letters of Credit”). The Revolving Facility expires and is due and payable on September 26, 2024, provided that, if on the date that is the 121st day prior to the final maturity date of any class or tranche of term loans under the Term Credit Agreement, any such term loans are outstanding on such date, then the maturity date of the Revolving Facility shall be such date. Unless the maturity of the term loans is extended beyond the current maturity date of September 26, 2024, the Revolving Facility will expire and be due and payable on May 28, 2024. The French facility includes a $1.0 million subfacility for swingline loans, and the European facility includes a $7.0 million subfacility for swingline loans. The Revolving Facility is subject to a line cap equal to the lesser of the total Revolving Credit Commitment and the aggregate borrowing bases under the U.S. facility, the European facility, the Hong Kong facility, the French facility and the Canadian facility. Loans under the Revolving Facility may be made in U.S. dollars, Canadian dollars, euros, Hong Kong dollars or pounds sterling.
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
As of October 2, 2021, the Company had $122.0 million and $32.8 million outstanding under the Term Credit Agreement and Revolving Facility, respectively. The Company had net payments of $6.7 million and $30.0 million under the Term Credit Agreement during the Third Quarter and Year to Date Period, respectively. The Company had net payments of $34.0 million and $64.0 million under the Revolving Facility during the Third Quarter and Year to Date Period, respectively. Amounts available under the Revolving Facility were reduced by any amounts outstanding under standby letters of credit. As of October 2, 2021, the Company had available borrowing capacity of $123.6 million under the Revolving Facility. The Company incurred approximately $3.3 million and $10.4 million of interest expense related to the Term Credit Agreement during the Third Quarter and Year To Date Period, respectively. The Company incurred approximately $0.1 million and $0.8 million of interest expense related to the Revolving Facility during the Third Quarter and Year To Date Period, respectively. The Company incurred approximately $2.4 million and $7.7 million of interest expense related to the amortization of debt issuance costs and the original issue discount during the Third Quarter and Year To Date Period, respectively. At October 2, 2021, the Company was in compliance with all debt covenants related to its credit facilities.

16. RESTRUCTURING
    In fiscal year 2019, the Company launched New World Fossil 2.0 - Transform to Grow Program (“NWF 2.0”), which is focused on optimizing the Company’s operating structure to be more efficient, with faster decision-making and a more customer-centric focus. In addition to optimizing the way the Company goes to market, the Company pursued additional gross margin expansion opportunities. The Company has taken a zero-based budgeting approach to adjust its business model to enable more investment in digital capabilities and marketing, move closer to the consumer and react more quickly to the ever-evolving consumer shopping patterns. The Company also changed its overall business processes and resources, creating a more centrally directed operating model, reducing complexity and redundancy, and operating at a lower cost base. The NWF 2.0 restructuring program was expanded to address additional challenges posed by COVID-19, including a number of cost saving measures such as store closures. Total NWF 2.0 charges since inception in fiscal year 2019 are $74.0 million, of which $18.7 million, $36.5 million and $18.8 million were recorded during the Year to Date Period, fiscal year 2020 and fiscal year 2019, respectively.
    The following table shows a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	For the 13 Weeks Ended October 2, 2021
	Liabilities				Liabilities
	July 3, 2021	Charges	Cash Payments	Non-cash Items	October 2, 2021
Store closures	$19	$244	$201	$47	$15
Professional services	2,076	1,405	2,264	—	1,217
Severance and employee-related benefits	5,756	3,798	4,667	—	4,887
Total	$7,851	$5,447	$7,132	$47	$6,119

	For the 13 Weeks Ended October 3, 2020
	Liabilities				Liabilities
	July 4, 2020	Charges	Cash Payments	Non-cash Items	October 3, 2020
Store closures	$583	$731	$802	$512	$—
Professional services	323	515	456	—	382
Severance and employee-related benefits	6,348	4,467	6,427	—	4,388
Total	$7,254	$5,713	$7,685	$512	$4,770

	For the 39 Weeks Ended October 2, 2021
	Liabilities				Liabilities
	January 2, 2021	Charges	Cash Payments	Non-cash Items	October 2, 2021
Store closures	$240	$1,913	$391	$1,747	$15
Professional services	2,280	4,812	5,875	—	1,217
Severance and employee-related benefits	7,741	11,991	14,845	—	4,887
Total	$10,261	$18,716	$21,111	$1,747	$6,119

	For the 40 Weeks Ended October 3, 2020
	Liabilities				Liabilities
	December 28, 2019	Charges	Cash Payments	Non-cash Items	October 3, 2020
Store closures	$22	$3,424	$1,525	$1,921	$—
Professional services	$2,824	$5,177	$7,619	—	$382
Severance and employee-related benefits	4,238	17,019	16,869	—	4,388
Total	$7,084	$25,620	$26,013	$1,921	$4,770

    NWF 2.0 restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended October 2, 2021	For the 13 Weeks Ended October 3, 2020	For the 39 Weeks Ended October 2, 2021	For the 40 Weeks Ended October 3, 2020
Americas	$737	$415	$2,116	$4,372
Europe	1,828	2,869	8,872	6,551
Asia	1,484	2,331	3,289	6,776
Corporate	1,398	98	4,439	7,921
Consolidated	$5,447	$5,713	$18,716	$25,620

17. SUBSEQUENT EVENT

    On November 3, 2021, the Company entered into an underwriting agreement with B. Riley Securities, Inc., as representative of the several underwriters named therein, providing for the issuance and sale (the “Notes Offering”) of $140.0 million aggregate principal amount of the Company’s 7.00% Senior Notes due 2026 (the “Senior Notes”) plus up to an additional $10.0 million aggregate principal amount of Senior Notes pursuant to an option to purchase additional notes. The Senior Notes were offered pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-259352), which was declared effective by the Securities and Exchange Commission on September 30, 2021. On November 8, 2021, the Company consummated the issuance and sale of $150.0 million aggregate principal amount of the Senior Notes, including the full exercise of the underwriters’ option.
On November 8, 2021, the Company used the majority of the net proceeds from the Notes Offering to repay all of the outstanding borrowings under the Term Credit Agreement. In connection with the repayment of the outstanding borrowings under the Term Credit Agreement, the Company incurred prepayment fees and accrued interest costs of $2.6 million and wrote off $7.1 million of debt issuance costs and $4.6 million of original issuance discount related to the Term Credit Agreement. The remaining net proceeds will be used for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen and thirty-nine week periods ended October 2, 2021 (the "Third Quarter" and "Year To Date Period") as compared to the thirteen and forty week periods ended October 3, 2020 (the "Prior Year Quarter" and "Prior Year YTD Period"). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 163 Company-owned stores as of the end of the Third Quarter and an extensive collection of products available through our owned websites.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 128 Company-owned stores as of the end of the Third Quarter and an extensive collection of products available through our owned websites.
Asia: The Asia segment is comprised of sales to customers based in Australia, Greater China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 83 Company-owned stores as of the end of the Third Quarter and an extensive collection of products available through our owned websites.
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
COVID-19: Our business operations and financial performance continue to be materially impacted by COVID-19. The COVID-19 pandemic has negatively affected the global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures of non-essential businesses and orders to “shelter-in-place.” We remain focused on protecting the health and safety of our employees, customers and suppliers to minimize potential disruptions and supporting the community to address challenges posed by the global COVID-19 pandemic. The total impact of the pandemic on our business is uncertain and depends in part on future developments including the duration and spread of COVID-19, the availability and acceptance of vaccines and continuing actions taken by governmental authorities to control the outbreak and mitigate its impact, including effects of any vaccine mandates, restrictions on movement and commercial activities and further stimulus and unemployment benefits.
Supply Chain: We rely on domestic and foreign suppliers to provide us with merchandise in a timely manner and at favorable prices. Among our foreign suppliers, China is the source of a substantial majority of our imports. We have experienced, and expect to continue to experience, increased international transit times, particularly for our leathers products and packaging, and increased shipping costs for a majority of our products. A disruption in the flow of our imported merchandise from China or a material increase in the cost of those goods or transportation without any offsetting price increases may significantly decrease our profits.
Data Security: We depend on information technology systems, the Internet and computer networks for a substantial portion of our retail and e-commerce businesses, including credit card transaction authorization and processing. We also receive and store personal information about our customers and employees, the protection of which is critical to us. In the normal course of our business, we collect, retain, and transmit certain sensitive and confidential customer information, including credit card information, over public networks. Despite the security measures we currently have in place, our facilities and systems and those of our third party service providers have been, and will continue to be, vulnerable to theft of physical information, security breaches, hacking attempts, computer viruses and malware, ransomware, phishing, lost data and programming and/or human errors. To date, none of these risks, intrusions, attacks or human error have resulted in any material liability to us. While we carry insurance policies that would provide liability coverage for certain of these matters, if we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage, and we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.
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
Notes Offering: On November 3, 2021, we entered into an underwriting agreement with B. Riley Securities, Inc., as representative of the several underwriters named therein, providing for the issuance and sale (the “Notes Offering”) of $140.0 million aggregate principal amount of our 7.00% Senior Notes due 2026 (the “Senior Notes”) plus up to an additional $10.0 million aggregate principal amount of Senior Notes pursuant to an option to purchase additional notes. The Senior Notes were offered pursuant to our shelf registration statement on Form S-3 (Registration No. 333-259352), which was declared effective by the Securities and Exchange Commission on September 30, 2021.
On November 8, 2021, we used the majority of the net proceeds from the Notes Offering to repay all of the outstanding borrowings under the Term Credit Agreement (as defined below). In connection with the repayment of the outstanding borrowings under the Term Credit Agreement, we incurred prepayment fees and accrued interest costs of $2.6 million and wrote off $7.1 million of debt issuance costs and $4.6 million of original issuance discount related to the Term Credit Agreement. The remaining net proceeds will be used for general corporate purposes.

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

Comparable Retail Sales

Both stores and our own e-commerce sites are included in comparable retail sales in the thirteenth month of operation. Stores that experience a gross square footage increase of 10% or more due to an expansion and/or relocation are removed from the comparable retail sales base, but are included in total sales. These stores are returned to the comparable retail sales base in the thirteenth month following the expansion and/or relocation. Comparable retail sales are calculated on a comparable calendar period. Therefore, the percentage change in comparable sales for 2021 were calculated on a 39-to-39 week basis to normalize the 40-week Prior Year YTD Period with the 39-week Year To Date Period. Comparable retail sales also exclude the effects of foreign currency fluctuations.

Results of Operations
Quarterly Periods Ended October 2, 2021 and October 3, 2020
Consolidated Net Sales. Net sales increased $56.3 million, or 12.9% (11.2% in constant currency), for the Third Quarter as compared to the Prior Year Quarter. In the Third Quarter, digital sales, which include sales from our owned e-commerce channels, third-party e-commerce platforms and wholesale dot com, were 40% of worldwide net sales. Digital sales increased 29% (28% in constant currency) in the Third Quarter as compared to the Prior Year Quarter. Global comparable retail sales decreased 1% primarily due to sales declines in our owned e-commerce business partially offset by sales growth in retail stores. We have reduced our store footprint by 57 stores since the end of the Prior Year Quarter. During the Third Quarter, we closed 13 stores and opened 1 new store. The translation of foreign-based net sales into U.S. dollars increased reported net sales by $7.5 million, including favorable impacts of $3.5 million, $2.4 million and $1.6 million in our Asia, Europe and Americas segments, respectively, in the Third Quarter as compared to the Prior Year Quarter.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended October 2, 2021		For the 13 Weeks Ended October 3, 2020		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$193.7	39.4%	$175.1	40.2%	$18.6	10.6%	9.7%
Europe	165.9	33.7	135.3	31.1	30.6	22.6	20.8
Asia	129.5	26.3	119.7	27.5	9.8	8.2	5.3
Corporate	2.7	0.6	5.4	1.2	(2.7)	(50.0)	(50.0)
Total	$491.8	100.0%	$435.5	100.0%	$56.3	12.9%	11.2%

Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended October 2, 2021		For the 13 Weeks Ended October 3, 2020
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$393.7	80.0%	$356.6	81.9%	$37.1	10.4%	8.7%
Leathers	36.4	7.4	37.7	8.7	(1.3)	(3.4)	(4.5)
Jewelry	52.5	10.7	28.9	6.6	23.6	81.7	78.9
Other	9.2	1.9	12.3	2.8	(3.1)	(25.2)	(26.0)
Total	$491.8	100.0%	$435.5	100.0%	$56.3	12.9%	11.2%
The following table sets forth the number of stores on the dates indicated below:

	October 3, 2020	Opened	Closed	October 2, 2021
Americas	189	1	27	163
Europe	153	1	26	128
Asia	89	0	6	83
Total stores	431	2	59	374
Americas Net Sales. Americas net sales increased $18.6 million, or 10.6% (9.7% in constant currency), during the Third Quarter in comparison to the Prior Year Quarter. In the region, sales increased in the U.S. and declined in Mexico and Canada. Sales increased in our wholesale, third party e-commerce and retail stores channels, which more than offset a sales decrease in our owned e-commerce business. Comparable retail sales increased moderately during the Third Quarter, driven by traffic increases in our retail stores compared to the Prior Year Quarter.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Americas segment (dollars in millions):

	For the 13 Weeks Ended October 2, 2021		For the 13 Weeks Ended October 3, 2020
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$150.2	77.6%	$142.9	81.6%	$7.3	5.1%	4.1%
Leathers	23.4	12.1	22.3	12.7	1.1	4.9	4.0
Jewelry	18.3	9.4	8.0	4.6	10.3	128.8	127.5
Other	1.8	0.9	1.9	1.1%	(0.1)	(5.3)	0.0
Total	$193.7	100.0%	$175.1	100.0%	$18.6	10.6%	9.7%

Europe Net Sales. Europe net sales increased $30.6 million, or 22.6% (20.8% in constant currency), during the Third Quarter in comparison to the Prior Year Quarter. Across Europe sales increased in most major markets, with the largest increases in Germany and the UK. Wholesale and e-commerce channel sales increased strongly while our retail store channel sales declined moderately. Despite an increase in foot traffic in the Third Quarter as compared to the Prior Year Quarter, comparable retail sales declined slightly.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Europe segment (dollars in millions):

	For the 13 Weeks Ended October 2, 2021		For the 13 Weeks Ended October 3, 2020
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$129.8	78.2%	$105.2	77.8%	$24.6	23.4%	21.6%
Leathers	7.2	4.3	8.1	6.0	(0.9)	(11.1)	(12.3)
Jewelry	25.6	15.4	18.6	13.7	7.0	37.6	36.0
Other	3.3	2.1	3.4	2.5%	(0.1)	(2.9)	(5.9)
Total	$165.9	100.0%	$135.3	100.0%	$30.6	22.6%	20.8%

Asia Net Sales. Net sales in Asia increased $9.8 million, or 8.2% (5.3% in constant currency), during the Third Quarter in comparison to the Prior Year Quarter. Sales increased in our wholesale and e-commerce channels, which more than offset a sales decrease in our retail stores channel. Sales increased in multiple brands during the Third Quarter, most notably in FOSSIL®. Strong sales growth in India more than offset a slight decline in Mainland China and some significant declines in other markets. Comparable retail sales decreased during the Third Quarter, with a significant decline in retail stores and a slight decline in our owned e-commerce compared to the Prior Year Quarter.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Asia segment (dollars in millions):

	For the 13 Weeks Ended October 2, 2021		For the 13 Weeks Ended October 3, 2020
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$113.7	87.8%	$108.5	90.6%	$5.2	4.8%	2.1%
Leathers	5.8	4.5	7.3	6.1	(1.5)	(20.5)	(21.9)
Jewelry	8.6	6.6	2.3	1.9	6.3	273.9	256.5
Other	1.4	1.1	1.6	1.4	(0.2)	(12.5)	(18.8)
Total	$129.5	100.0%	$119.7	100.0%	$9.8	8.2%	5.3%

Gross Profit. Gross profit of $259.5 million in the Third Quarter increased 13.0% in comparison to $229.8 million in the Prior Year Quarter, driven by the increase in sales. Our gross profit margin rate was 52.8% in the both the Third Quarter and Prior Year Quarter. The year-over-year change in gross profit primarily reflects a favorable currency impact, improved channel mix and reduced minimum licensor royalty costs offset by unfavorable product mix and region mix.
Operating Expenses. Total operating expenses in the Third Quarter were $211.7 million, or 43.0% of sales, compared to $212.3 million, or 48.7% of sales, in the Prior Year Quarter. SG&A expenses were $205.7 million in the Third Quarter compared to $202.0 million in the Prior Year Quarter, reflecting higher marketing costs largely offset by decreased compensation and store costs. As a percentage of net sales, SG&A expenses decreased to 41.8% in the Third Quarter as compared to 46.4% in the Prior Year Quarter. Restructuring costs in the Third Quarter were $5.4 million, primarily related to employee costs, professional services and store closures, while restructuring costs in the Prior Year Quarter were $5.7 million. Other long-lived asset impairments in the Third Quarter were $0.6 million compared to $4.6 million in the Prior Year Quarter, due to lower retail store impairment. The translation of foreign-denominated expenses during the Third Quarter increased operating expenses by $2.1 million as a result of the weaker U.S. dollar.
Operating Income (Loss). Operating income in the Third Quarter was $47.8 million as compared to operating income of $17.5 million in the Prior Year Quarter. The improvement in operating income was primarily driven by increased sales in the

Third Quarter compared to the Prior Year Quarter. As a percentage of net sales, operating margin was 9.7% in the Third Quarter compared to 4.0% in the Prior Year Quarter. Operating margin in the Third Quarter included a favorable impact of 210 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended October 2, 2021	For the 13 Weeks Ended October 3, 2020	Change		Operating Margin
			Dollars	Percentage	2021	2020
Americas	$46.6	$45.1	$1.5	3.3%	24.0%	25.7%
Europe	40.5	12.3	28.2	229.3	24.4	9.1
Asia	24.0	25.7	(1.7)	(6.6)	18.5	21.5
Corporate	(63.3)	(65.6)	2.3	3.5
Total operating income (loss)	$47.8	$17.5	$30.3	173.1%	9.7%	4.0%
Interest Expense. Interest expense decreased by $1.6 million during the Third Quarter compared to the Prior Year Quarter, primarily driven by a lower debt balance.
Other Income (Expense)-Net. During the Third Quarter, other income (expense)-net was an expense of $0.5 million in comparison to zero in the Prior Year Quarter. The year-over-year change was primarily driven by net transactional currency losses in the Third Quarter.
    Provision for Income Taxes. Income tax expense for the Third Quarter was $9.0 million, resulting in an effective income tax rate of 22.0%. For the Prior Year Quarter, income tax benefit was $6.8 million, resulting in an effective income tax rate of (71.4)%. The effective tax rate in the Third Quarter was unfavorable as compared to the Prior Year Quarter since no tax benefit was accrued on the U.S. net operating loss ("NOL"), unlike in the Prior Year Quarter. The Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act requires the inclusion of certain foreign income in the tax return which will absorb most of the U.S. NOL. Foreign income taxes are also paid on this same foreign income, resulting in double taxation. The remaining U.S. NOL is offset with a valuation allowance since there is no certainty of any future tax benefit. The Prior Year Quarter tax rate benefited from the enactment of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was in effect in the Prior Year Quarter but expired in 2021. The CARES Act allowed U.S. taxpayers to carry back NOLs arising in tax years 2018, 2019 and 2020 to prior years when the tax rate was 35%. In the Prior Year Quarter, we recognized a U.S. tax benefit from fiscal year 2019 and 2020 tax losses, which were carried back to offset taxable income reported in prior years. No tax benefit has been accrued on the Third Quarter U.S. tax losses and certain foreign tax losses due to the uncertainty of whether they can be used in the future.

Net Income (Loss) Attributable to Fossil Group, Inc. Third Quarter net income (loss) attributable to Fossil Group, Inc. was income of $31.4 million, or $0.60 per diluted share, in comparison to net income of $16.0 million, or $0.31 per diluted share, in the Prior Year Quarter. Diluted earnings (loss) per share in the Third Quarter included restructuring charges of $0.08 per diluted share. Diluted earnings (loss) per share in the Prior Year Quarter included restructuring charges of $0.09 per diluted share. Currency fluctuations favorably impacted diluted earnings per share by $0.15 during the Third Quarter.

Fiscal Year To Date Periods Ended October 2, 2021 and October 3, 2020
Consolidated Net Sales. Net sales increased $180.6 million or 16.6% (13.0% in constant currency) for the Year To Date Period as compared to the Prior Year YTD Period. We experienced sales increases in all three geographic segments and in the watches and jewelry product categories, while leathers decreased. In the Year To Date Period, digital sales, which include sales from our owned e-commerce channels, third party e-commerce platforms and wholesale dot com, were 41% of worldwide net sales. Digital sales increased 31% (26% in constant currency) in the Year To Date Period, compared to the Prior Year YTD Period. Comparable retail sales decreased 1.6% on a 39-week calendar basis during the Year To Date Period primarily due to traffic declines related to the COVID-19 pandemic.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 39 Weeks Ended October 2, 2021		For the 40 Weeks Ended October 3, 2020		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$523.0	41.3%	$433.8	40.0%	$89.2	20.6%	19.3%
Europe	399.5	31.6	343.1	31.6	56.4	16.4	10.7
Asia	331.6	26.2	295.2	27.2	36.4	12.3	7.6
Corporate	11.7	0.9	13.1	1.2	(1.4)	(10.7)	(11.5)
Total	$1,265.8	100.0%	$1,085.2	100.0%	$180.6	16.6%	13.0%

In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars increased reported net sales by $39.2 million, including favorable impacts of $19.6 million, $14.0 million and $5.5 million in our Europe, Asia and Americas segments, respectively, compared to the Prior Year YTD Period.

Net sales information by product category is summarized as follows (dollars in millions):

	For the 39 Weeks Ended October 2, 2021		For the 40 Weeks Ended October 3, 2020		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$1,014.7	80.2%	$876.0	80.7%	$138.7	15.8%	12.2%
Leathers	103.8	8.2	111.6	10.3	(7.8)	(7.0)	(9.5)
Jewelry	119.2	9.4	67.3	6.2	51.9	77.1	70.9
Other	28.1	2.2	30.3	2.8	(2.2)	(7.3)	(9.9)
Total	$1,265.8	100.0%	$1,085.2	100.0%	$180.6	16.6%	13.0%
Americas Net Sales. Americas net sales increased $89.2 million, or 20.6% (19.3% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. During the Year To Date Period, sales increased in most brands in our watch portfolio, with the largest increases in MICHAEL KORS® and FOSSIL. Geographically, sales increased in the U.S. and Mexico and declined in Canada. Comparable retail sales in the region increased moderately on a 39-week calendar basis during the Year To Date Period, driven by improved conversion and increased traffic compared to the Prior Year YTD Period.
The following table sets forth product net sales and changes in product net sales on both a reported and constant-currency basis from period to period for the Americas segment (dollars in millions):

	For the 39 Weeks Ended October 2, 2021		For the 40 Weeks Ended October 3, 2020		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$413.4	79.1%	$346.6	79.9%	$66.8	19.3%	18.0%
Leathers	63.9	12.2	67.7	15.6	(3.8)	(5.6)	(6.6)
Jewelry	40.5	7.7	14.7	3.4	25.8	175.5	172.1
Other	5.2	1.0	4.8	1.1	0.4	8.3	10.4
Total	$523.0	100.0%	$433.8	100.0%	$89.2	20.6%	19.3%
Europe Net Sales. Europe net sales increased $56.4 million, or 16.4% (10.7% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. During the Year To Date Period, most of the brands in the portfolio increased, with the largest sales increases in MICHAEL KORS, FOSSIL and EMPORIO ARMANI, driven mainly by increases in digital sales. Comparable retail sales in the region decreased significantly on a 39-week calendar basis during the Year To Date Period, driven by traffic declines due to the COVID-19 pandemic.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Europe segment (dollars in millions):

	For the 39 Weeks Ended October 2, 2021		For the 40 Weeks Ended October 3, 2020		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$309.5	77.5%	$265.2	77.3%	$44.3	16.7%	11.0%
Leathers	19.9	5.0	22.6	6.6	(2.7)	(11.9)	(17.3)
Jewelry	62.0	15.5	47.5	13.8	14.5	30.5	24.2
Other	8.1	2.0	7.8	2.3	0.3	3.8	(1.3)
Total	$399.5	100.0%	$343.1	100.0%	$56.4	16.4%	10.7%

Asia Net Sales. Asia net sales increased $36.4 million, or 12.3% (7.6% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. During the Year To Date Period, sales increased in multiple brands, with the largest sales increases in EMPORIO ARMANI, ARMANI EXCHANGE® and FOSSIL. The majority of the region's sales increase came from mainland China and India, while sales in South Korea declined. For the Year To Date Period, comparable retail sales declined moderately on a 39-week calendar basis, driven by traffic declines due to the COVID-19 pandemic.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Asia segment (dollars in millions):

	For the 39 Weeks Ended October 2, 2021		For the 40 Weeks Ended October 3, 2020		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$290.8	87.7%	$264.1	89.5%	$26.7	10.1%	5.6%
Leathers	20.1	6.1	21.4	7.2	(1.3)	(6.1)	(10.3)
Jewelry	16.7	5.0	5.1	1.7	11.6	227.5	207.8
Other	4.0	1.2	4.6	1.6	(0.6)	(13.0)	(15.2)
Total	$331.6	100.0%	$295.2	100.0%	$36.4	12.3%	7.6%

Gross Profit. Gross profit of $664.0 million in the Year To Date Period increased $153.2 million, or 30.0%, in comparison to $510.7 million in the Prior Year YTD Period primarily due to the increase in net sales. Gross profit margin rate increased to 52.5% in the Year To Date Period compared to 47.1% in the Prior Year YTD Period. The gross profit margin rate increased primarily due to decreased liquidation and inventory valuation adjustments of older generation connected products, which most heavily impacted the first quarter of fiscal year 2020. Additionally, the gross profit margin rate was favorably impacted by currency changes, reduced levels of minimum licensed product royalties and reduced tariffs, partially offset by unfavorable region mix and product mix.

Operating Expenses. For the Year To Date Period, total operating expenses decreased to $618.6 million, or 48.9% of sales, compared to $664.4 million, or 61.2% of sales, in the Prior Year YTD Period. SG&A expenses were $593.5 million in the Year To Date Period compared to $611.2 million in the Prior Year YTD Period, mainly due to corporate and regional infrastructure reductions and lower store costs as a result of store closures and were partially offset by increased marketing costs. As a percentage of net sales, SG&A expenses decreased to 46.9% in the Year To Date Period as compared to 56.3% in the Prior Year YTD Period, mainly driven by the contraction of sales in the Prior Year YTD Period due to the COVID-19 pandemic. During the Year To Date Period, we incurred restructuring costs of $18.7 million in comparison to restructuring costs of $25.6 million in the Prior Year YTD Period. We incurred $6.3 million of other long-lived asset impairments and no non-cash intangible asset impairment charges in the Year To Date Period compared to charges of $25.1 million and $2.5 million, respectively, in the Prior Year YTD Period. The translation of foreign-denominated expenses during the Year To Date Period increased operating expenses by $16.7 million as a result of the weaker U.S. dollar.
Operating Income (Loss). Operating income was $45.4 million in the Year To Date Period as compared to a loss of $153.6 million in the Prior Year YTD Period. The improvement in operating income (loss) primarily resulted from the $180.6 million increase in net sales due to the effects of the COVID-19 pandemic in the Prior Year YTD Period, improved margin rate and reduced operating expenses in the Year To Date Period compared to the Prior Year YTD Period. As a percentage of net sales, operating margin was 3.6% in the Year To Date Period as compared to (14.2)% in the Prior Year YTD Period and was positively impacted by approximately 190 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 39 Weeks Ended October 2, 2021	For the 40 Weeks Ended October 3, 2020	Change		Operating Margin
			Dollars	Percentage	2021	2020
Americas	$109.2	$12.7	$96.5	759.8%	20.9%	2.9%
Europe	67.6	2.2	65.4	2,972.7	16.9	0.6
Asia	50.6	44.8	5.8	12.9	15.2	15.2
Corporate	(182.0)	(213.3)	31.3	14.7
Total operating income (loss)	$45.4	$(153.6)	$199.0	129.6%	3.6%	(14.2)%

Interest Expense. Interest expense decreased by $3.1 million during the Year To Date Period primarily driven by a lower debt balance.
Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net was income of $0.9 million compared to expense of $6.4 million in the Prior Year YTD Period. This change was primarily driven by reduced net foreign currency losses during the Year To Date Period as compared to the Prior Year YTD Period.
Provision for Income Taxes. Income tax expense for the Year To Date Period was $19.2 million, resulting in an effective income tax rate of 73.8%. The Prior Year YTD Period income tax benefit was $91.3 million resulting in an effective tax rate of 49.7%. The effective tax rate in the Year To Date Period differed from the Prior Year YTD Period primarily due to changes enacted in the CARES Act allowing a U.S. NOL carryback. The Year To Date Period effective tax rate was higher as compared to the Prior Year YTD Period because income tax expense was accrued on certain foreign entities with positive taxable income whereas no income tax benefit was recognized for U.S. and certain foreign entity losses.

Net Income (Loss) Attributable to Fossil Group, Inc. For the Year To Date Period, net income was $5.8 million, or $0.11 per diluted share, in comparison to a loss of $92.1 million, or $1.81 per diluted share, in the Prior Year YTD Period. The year-over-year improvement was mainly driven by increased sales due to the effects of the COVID-19 pandemic in the Prior Year YTD Period, improved margin rate and reduced operating expenses in the Year To Date Period, compared to the Prior Year YTD Period. Currency fluctuations favorably impacted diluted earnings per share by $0.44 in the Year To Date Period, as compared to the Prior Year YTD Period.

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the Third Quarter was $181.8 million, including $167.9 million held in banks outside the U.S., in comparison to cash and cash equivalents of $323.6 million at the end of the Prior Year Quarter and $316.0 million at the end of fiscal year 2020. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges, strategic investments such as acquisitions and other capital expenditures. We believe cash flows from operations, including our current and planned cost savings measures, combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for the next twelve months. Although we believe we have adequate sources of liquidity in the short-term and long-term, the success of our operations, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity.
For the Year To Date Period, we had an operating cash flow deficit of $37.0 million. Net income of $6.8 million and favorable net non-cash items of $102.5 million were more than offset by an increase in working capital items of $146.3 million. During the Year To Date Period, we had net debt payments of $94.8 million and capital expenditures of $6.7 million.
Accounts receivable, net of allowances, increased by 32.5% to $251.5 million at the end of the Third Quarter compared to $189.8 million at the end of the Prior Year Quarter, mainly driven by the increase in sales. Days sales outstanding for our wholesale businesses for the Third Quarter increased to 60 days compared to 54 days in the Prior Year Quarter.
Inventory at the end of the Third Quarter was $398.3 million, which increased by 10.8% from the end of the Prior Year Quarter ending inventory balance of $359.5 million.
At the end of the Third Quarter, we had net working capital of $418.1 million compared to net working capital of $457.9 million at the end of the Prior Year Quarter. At the end of the Third Quarter, we had $41.2 million of short-term borrowings and $97.4 million in long-term debt.
For fiscal year 2021, we expect total capital expenditures to be approximately $15 million. Our capital expenditure budget is an estimate and is subject to change.
Senior Notes: On November 8, 2021, we sold $150.0 million aggregate principal amount of our Senior Notes, generating net proceeds of approximately $141.7 million. On November 8, 2021, we used the majority of the net proceeds from the Notes Offering to repay all of the outstanding borrowings under the Term Credit Agreement. In connection with the repayment of the outstanding borrowings under the Term Credit Agreement, we incurred prepayment fees and accrued interest costs of $2.6 million. The remaining net proceeds will be used for general corporate purposes.

The Senior Notes are our general unsecured obligations. The Senior Notes bear interest at the rate of 7.00% per annum. Interest on the Senior Notes is payable quarterly in arrears on February 28, May 31, August 31 and November 30 of each year, commencing on February 28, 2022. The Senior Notes will mature on November 30, 2026. We may redeem the Senior Notes for cash in whole or in part at any time at our option. Prior to November 30, 2023, the redemption price will be $25.00 per $25.00 principal amount of Senior Notes, plus a “make-whole” premium plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. On and after November 30, 2023 we may redeem the Senior Notes (i) on or after November 30, 2023 and prior to November 30, 2024, at a price equal to $25.50 per $25.00 principal amount of Senior Notes, (ii) on or after November 30, 2024 and prior to November 30, 2025, at a price equal to $25.25 per $25.00 principal amount of Senior Notes and (iii) on or after November 30, 2025, at a price equal to $25.00 per $25.00 principal amount of Senior Notes, plus (in each case noted above) accrued and unpaid interest, if any, to, but excluding, the date of redemption.
Term Credit Agreement: On February 20, 2020, we entered into Amendment No. 1 to that certain Term Credit Agreement, dated as of September 26, 2019, by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders (the “Term Credit Agreement Lenders”) party thereto (as amended to date, the “Term Credit Agreement”). On May 12, 2020, we entered into Amendment No. 2 to the Term Credit Agreement to extend the deadline for delivery of our unaudited quarterly financial statements and related deliverables for the fiscal quarter ended April 4, 2020. On June 5, 2020, we entered into Amendment No. 3 (the “Third Amendment”) to the Term Credit Agreement to further modify certain terms of the Term Credit Agreement to address the financial impact of COVID-19. On November 8, 2021, we used the majority of the net proceeds from the Notes Offering to repay all of the outstanding borrowings under the Term Credit Agreement. In connection with the repayment of the outstanding borrowings under the Term Credit Agreement, we incurred prepayment fees and accrued interest costs of $2.6 million and wrote off $7.1 million of debt issuance costs and $4.6 million of original issuance discount related to the Term Credit Agreement.
Revolving Facility: On September 26, 2019, we and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other of our subsidiaries from time to time party thereto designated as borrowers, and certain of our subsidiaries from time to time party thereto as guarantors, entered into a secured asset-based revolving credit agreement (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the "ABL Agent"), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the "ABL Lenders").
The Revolving Facility provides that the ABL Lenders may extend revolving loans in an aggregate principal amount not to exceed $225.0 million at any time outstanding (the “Revolving Credit Commitment”), of which up to $125.0 million is available under a U.S. facility, an aggregate of $70.0 million is available under a European facility, $20.0 million is available under a Hong Kong facility, $5.0 million is available under a French facility, and $5.0 million is available under a Canadian facility, in each case, subject to the borrowing base availability limitations described below. The Revolving Facility also includes an up to $45.0 million subfacility for the issuance of letters of credit (the “Letters of Credit”). The French facility includes a $1.0 million subfacility for swingline loans, and the European facility includes a $7.0 million subfacility for swingline loans. The Revolving Facility is subject to a line cap equal to the lesser of the total Revolving Credit Commitment and the aggregate borrowing bases under the U.S. facility, the European facility, the Hong Kong facility, the French facility and the Canadian facility. Loans under the Revolving Facility may be made in U.S. dollars, Canadian dollars, euros, Hong Kong dollars or pounds sterling.
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

We had net payments of $30.0 million during the Year To Date Period under the Term Credit Agreement at an average interest rate of 10.0%. We had net payments of $64.0 million under the Revolving Facility during the Year To Date Period at an average interest rate of 1.8%. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby letters of credit. As of October 2, 2021, we had available borrowing capacity of $123.6 million under the Revolving Facility. At October 2, 2021, we were in compliance with all debt covenants related to our credit facilities. On November 8, 2021, we issued $150.0 million of Senior Notes, repaid the outstanding borrowings under the Term Credit Agreement, incurred prepayment fees and accrued interest costs of $2.6 million and wrote off $7.1 million of debt issuance costs and $4.6 million of original issuance discount related to the Term Credit Agreement.
Off Balance Sheet Arrangements
As of October 2, 2021, there were no material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K/A for the fiscal year ended January 2, 2021.
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
As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the euro and, to a lesser extent, the Canadian dollar, Japanese yen, British pound, Australian dollar and Mexican peso as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned entities, we face foreign currency risks related to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. Additionally, we enter into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. The use of forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the Third Quarter, and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.
The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at October 2, 2021 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	68.3	U.S. dollar	82.7	November 2022
Canadian dollar	14.3	U.S. dollar	11.4	December 2022
Japanese yen	1,047.1	U.S. dollar	9.7	December 2022
British pound	5.6	U.S. dollar	7.7	December 2022
Australian dollar	5.6	U.S. dollar	4.2	June 2022
Mexican peso	81.1	U.S. dollar	4.0	March 2022
U.S. dollar	8.4	Japanese yen	925.0	May 2022
If we were to settle our forward contracts listed in the table above as of October 2, 2021, the result would have been a net gain of $3.9 million. As of October 2, 2021, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $25.0 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of October 2, 2021, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $55.2 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of October 2, 2021, a 100 basis point increase in interest rates would increase annual interest expense by $1.8 million.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of October 2, 2021.
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

Item 1A. Risk Factors

This section supplements and updates certain of the information found under Part I, Item1A. "Risk Factors” of our Annual Report on Form10-K/A for the fiscal year ended January 2, 2021 filed with the Securities and Exchange Commission on April 5, 2021 (the "2020 Form10-K/A”), and is based on the information currently known to us and recent developments since the date of the 2020 Form10-K/A filing. The matters discussed below should be read in conjunction with the risk factors set forth in the 2020 Form10-K/A.
However, the risks and uncertainties that we face are not limited to those described below and those set forth in the 2020 Form10-K/A. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.
COVID-19 Pandemic Risks
The COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on our business, operations, liquidity, financial condition and results of operations.
The COVID-19 pandemic has continued to cause global uncertainty and disruption throughout the geographic regions in which we run our business and where our suppliers, third-party manufacturers, retail stores, wholesale customers and consumers are located. The total impact of the pandemic on us will depend on developments outside of our control, including, among other factors, the duration, spread, severity and impact of the outbreak, availability of effective vaccines and vaccination rates, continuing and new actions that may be taken by governmental authorities to contain the outbreak or mitigate its impact, including effects of vaccine mandates, restrictions on movement and commercial activities and further stimulus and unemployment benefits, the economic or other impacts on our wholesale customers, the impact on our supply chain, manufacturing delays and the uncertainty with respect to the accessibility of additional liquidity or to the capital markets.
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
The duration of the COVID-19 impact is uncertain. In the event of a prolonged material economic downturn, including circumstances that require further or continued store closures or that result in further or continued reduction in store traffic, we may not be able to comply with the financial covenants in our debt agreements, which could negatively impact our borrowing ability, negatively impact our liquidity position and may increase our risk of insolvency.
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
•COVID-19 and remote-work oriented phishing and similar cybersecurity attack attempts;
•operating challenges with a fully or part time remote workforce and the effectiveness of health and safety measures;
•retaining and attracting employees, particularly at our retail stores, as a result of a decrease in the number of potential employees in the workforce;
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
We rely on domestic and foreign suppliers to provide us with merchandise in a timely manner and at favorable prices. Among our foreign suppliers, China is the source of a substantial majority of our imports. We have experienced, and expect to continue to experience, increased international transit times, particularly for our leathers products and packaging, and increased shipping costs for a majority of our products. A disruption in the flow of our imported merchandise from China or a material increase in the cost of those goods or transportation without any offsetting price increases may significantly decrease our profits.
New U.S. tariffs or other actions against China, including actions related to the COVID-19 pandemic, and any responses by China, could impair our ability to meet customer demand and could result in lost sales or an increase in our cost of merchandise. This would have a material adverse impact on our business and results of operations.
The extent to which the COVID-19 pandemic ultimately impacts our business, financial performance and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, availability of effective vaccines and vaccination rates, effects of vaccine mandates and how quickly and to what extent normal economic and operating conditions can resume.
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
While we and our third-party service providers have safeguards in place to defend our systems against intrusions and attacks and to protect our data, we cannot be certain that these measures are sufficient to counter all current and emerging technology threats. Despite the security measures we currently have in place, our facilities and systems and those of our third party service providers have been, and will continue to be, vulnerable to theft of physical information, security breaches, hacking attempts, computer viruses and malware, ransomware, phishing, lost data and programming and/or human errors. To date, none of these risks, intrusions, attacks or human error have resulted in any material liability to us. While we carry insurance policies that would provide liability coverage for certain of these matters, if we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage, and we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.
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
Biden Administration officials have publically stated that, while these tariffs are under review, they are likely to remain in place for the foreseeable future. However, we have joined litigation before the U.S. Court of International Trade challenging the legality of the Section 301 List 3 and List 4A tariffs and seeking refunds of duties paid on imports that were subject to those tariffs. That litigation is ongoing with a decision possible in early 2022 at the earliest. As a result, it is difficult to accurately estimate the impact on our business from these tariff actions or similar actions. However, assuming no further offsets from price increases, sourcing changes, or other changes to trade policy and regulatory rulings, all of which are currently under review, the estimated gross profit exposure from the Section 301 tariffs is approximately $1.1 million in the fourth quarter of fiscal year 2021.
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
Risks Relating to Our Common Stock
Our shares of common stock have recently experienced extreme volatility in market prices and trading volume and purchasers of our common stock could incur substantial losses due to similar volatility in the future.
The extreme volatility of the market prices and trading volume that our shares of common stock have recently experienced, and may continue to experience, could cause purchasers of our common stock to incur substantial losses. For example, from January 1, 2021 to the date hereof, the market price of our common stock has fluctuated from an intra-day low on the NASDAQ Global Select Market of $8.43 per share on January 4, 2021 to an intra-day high of $28.60 per share on January 27, 2021. For comparison, during the month of December 2020, prior to the recent onset of extreme volatility, the market price of our common stock on the NASDAQ Global Select Market fluctuated from intra-day low of $8.38 per share on December 29, 2020 to an intra-day high of $13.61 per share on December 14, 2020. Significant fluctuations in the market price of our common stock have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns we have experienced create several risks for investors, including the following:
•the market price of our common stock may experience rapid and substantial increases or decreases unrelated to our operating performance, financial condition or business prospects, or macro or industry fundamentals;

•factors in the public trading market for our common stock may include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging and other trading factors;
•our market capitalization, as implied by various trading prices, has reflected valuations that diverge significantly from those seen prior to recent volatility and that are significantly higher than our market capitalization immediately prior to such recent volatility, which began on or about January 25, 2021, and to the extent these valuations reflect trading dynamics unrelated to our financial performance or business prospects, purchasers of our common stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuations of the Company;
•to the extent volatility in our common stock is caused by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our common stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors may purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated; and
•if the market price of our common stock declines, investors may be unable to resell their shares of common stock at or above the price at which they acquired them.
We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future, in which case investors could incur substantial losses.
We may continue to incur rapid and substantial increases or decreases in our stock price in the foreseeable future that may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our common stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in our business.
Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our common stock or result in fluctuations in the price or trading volume of our common stock, including:
•the ongoing impacts and developments relating to the COVID-19 pandemic;
•actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings;
•our current inability to pay dividends or other distributions;
•publication of research reports by analysts or others about us or the specialty retail industry, which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis;
•changes in market valuations of similar companies;
•market reaction to any additional equity, debt or other securities that we may issue in the future, and which may or may not dilute the holdings of our existing stockholders;
•additions or departures of key personnel;
•actions by institutional or significant stockholders;
•short interest in our stock and the market response to such short interest;
•a dramatic increase in the number of individual holders of our stock and their participation in social media platforms targeted at speculative investing;
•speculation in the press or investment community about our company or industry;
•strategic actions by us or our competitors, such as acquisitions or other investments;
•legislative, administrative, regulatory or other actions affecting our business, our industry, including positions taken by the Internal Revenue Service (“IRS”);
•investigations, proceedings, or litigation that involve or affect us;
•the occurrence of any of the other risk factors included or incorporated by reference in this prospectus; and
•general market and economic conditions.
A “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to additional price volatility.
Investors may purchase shares of our common stock to hedge existing exposure or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of our common stock for delivery to lenders of our common stock. Those repurchases may in turn, dramatically increase the price of our common stock until additional shares of our common stock are available for trading or borrowing. This is often referred to as a “short squeeze.” A proportion of our common stock has been and may continue to be traded by short sellers which may increase the likelihood that our common stock will be the target of a short squeeze. A short squeeze could lead to volatile price movements in shares of our common stock that are unrelated or disproportionate to our operating performance or prospectus and, once investors purchase the shares of our common stock necessary to cover their short positions, the price of our common stock may rapidly decline. Investors that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares of common stock repurchased under our repurchase program during the Third Quarter.

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

4.1
Senior Indenture, dated as of November 8, 2021, by and between Fossil Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 8, 2021).

4.2
First Supplemental Indenture, dated as of November 8, 2021, by and between Fossil Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 8, 2021).

4.3	Form of 7.00% Senior Notes due 2026 (included in Exhibit 4.2).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

FOSSIL GROUP, INC.

November 12, 2021	/S/ SUNIL M. DOSHI
Sunil M. Doshi
Senior Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)