Form 10-K
period 2022-01-01
Fossil Group, Inc.
filed 2022-03-10
CIK 883569

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	January 1, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock, $0.01 par value per share, held by non-affiliates of the registrant, based on the last sale price of the common stock as reported by the NASDAQ Global Select Market on July 3, 2021 was $439.5 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of March 4, 2022, 52,145,738 shares of common stock were outstanding.
_________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be furnished to shareholders in connection with its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

FOSSIL GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 1, 2022

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

COVID-19 Pandemic Risks

•the magnitude, duration, and severity of the COVID-19 pandemic and actions taken by governments, businesses, and individuals in response to the pandemic and the availability, widespread distribution and use of effective vaccines.

Strategic Risks

•our ability to anticipate and respond to changing fashion, functionality and product trends;
•our ability to continue to develop innovative products, including new generation wearable technology;
•our ability to execute our e-commerce business;
•consumer acceptance of new products, features or technology;
•our ability to grow our sales is dependent on our business strategy;
•the cost and stakeholder approval of our sustainability practices;
•climate change and other environmental impacts.

Operational Risks

•increased political uncertainty, particularly the uncertainty resulting from the invasion of Ukraine by Russia;
•supply chain disruptions resulting from changes in U.S. trade policy with China or as a result of the COVID-19 pandemic;
•loss of any of our license agreements for globally recognized fashion brand names;
•loss of our license for Google’s WEAR OS operating system;
•effectively managing our retail store operations;
•supply shortages for certain key components in our products;
•seasonality of our business;
•the success of the shopping malls and retail centers in which our stores are located;
•loss of key facilities;
•fluctuations in the price, availability and quality of raw materials and any impact of inflation;
•problems with, or loss of, our assembly factories or manufacturing sources;

•we do not maintain long-term contracts with our customers;
•we face intense competition in the specialty retail and e-commerce industries and some competitors are substantially larger than us;
•we face competition from traditional competitors as well as new competitors in the wearable technology category;
•any material disruption of our information systems;
•factors affecting international commerce and our international operations;
•changes in economic and social conditions in Asia, particularly China, and disruptions in international travel and shipping;
•loss of key senior management or failure to attract and retain key employees.

Risks related to our Indebtedness

•our failure to comply with the covenants contained in our debt agreements;
•our borrowings may fluctuate significantly;
•our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations;
•our ability to generate sufficient cash flows to meet our debt service obligations;
•we may incur significantly more debt, including secured debt.

Financial Risks

•changes in the mix of product sales demand;
•impact of U.S. tax legislation and potential changes to tax rates;
•incurring impairment charges;
•increased competition from online only retailers and a highly promotional retail environment;
•our license agreements may require minimum royalty commitments, regardless of the level of product sales under these agreements;
•foreign currency fluctuations;
•vulnerability to customers extended unsecured credit.

Legal, Compliance and Reputational Risks

•a data security or privacy breach;
•violations of laws and regulations, or changes to existing laws or regulations in the U.S. or internationally;
•tariffs or other restrictions placed on imports from China and any retaliatory trade measures taken by China;
•loss of our intellectual property rights;
•infringing the intellectual property rights of others;
•failure by an independent manufacturer or license partner to use acceptable labor practices, otherwise comply with laws or suffer reputation harm.

Risks Relating to our Common Stock

•extreme volatility in market prices and trading volume of our common stock;
•rapid and substantial increases or decreases in our stock price, regardless of development in our business;
•a "short squeeze" may lead to additional price volatility;
•our CEO owns approximately 6.2% of our outstanding common stock;
•our organizational documents contain anti-takeover provisions;
•failure to meet our financial guidance or achieve other forward-looking statements we have provided to the public.

General Risks
•any deterioration in the global economic environment, and any resulting declines in consumer confidence and spending;
•the effects of economic cycles, terrorism, acts of war and retail industry conditions;
•foreign government regulations and U.S. trade policy;
•inherent limitations in control systems could lead to error or fraud that is not detected.

Trademarks, service marks, trade names and copyrights

We use our FOSSIL, MICHELE, RELIC, SKAGEN and ZODIAC trademarks, as well as other trademarks, on watches, our FOSSIL and SKAGEN trademarks on jewelry, and our FOSSIL trademark on leather goods and other fashion accessories in the U.S. and in a significant number of foreign countries. We also use FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL and WSI as trademarks on retail stores and FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL, WSI, MISFIT, ZODIAC and MICHELE as trademarks on online e-commerce sites. This Annual Report may also contain other trademarks, service marks, trade names and copyrights of ours or of other companies with whom we have, for example, licensing agreements to produce, market and distribute products. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to or incorporated by reference into this prospectus supplement and the accompanying prospectus may be listed without the TM, SM, © and ® symbols, as applicable, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors, if any, to these trademarks, service marks, trade names and copyrights.

In this Annual Report, references to “we,” “our,” “us,” "Fossil" and the “Company” refer to Fossil Group, Inc., including its consolidated subsidiaries as of January 1, 2022 ("fiscal 2021"). The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The fiscal year ended January 1, 2022 was a 52-week period, the fiscal year ended January 2, 2021 ("fiscal 2020") was a 53-week period and the fiscal year ended January 4, 2020 ("fiscal 2019") was a 52-week period.
PART I
Item 1.    Business
Company
We are a design, innovation and distribution company specializing in consumer fashion accessories. Our products include traditional watches, smartwatches, jewelry, handbags, small leather goods, belts and sunglasses. We design, develop, market and distribute products under our owned brands FOSSIL, SKAGEN, MICHELE, RELIC and ZODIAC and licensed brands ARMANI EXCHANGE, DIESEL, DKNY, EMPORIO ARMANI, KATE SPADE NEW YORK, MICHAEL KORS, PUMA, and TORY BURCH. Based on our range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.
Operating Strategy
Our goal is to drive shareholder value by increasing earnings and making a positive impact on our people, planet and communities. We operate in a challenging business environment, particularly given the global pandemic. However, we see opportunities for sustainable growth and value creation by focusing on the following strategic priorities:
Intensify Brand Heat
Design, creativity and innovation are the lifeblood of our Company. We drive excitement and demand for our brands with great product, storytelling and customized communications to build engaged communities of passionate consumers. As the consumer moves toward more normal and stronger purchasing patterns, they will be looking for differentiated and exciting merchandise online and in store. We plan to invest more in the creativity and marketing of our flagship FOSSIL brand and leverage our increasing digital capabilities to drive brand awareness and sales.
Drive to digital
We continue to focus on becoming a digital-first organization, which for us entails four pillars: (i) extending our direct-to-consumer foundation; (ii) reimagining how we participate in marketplaces; (iii) building a marketing and analytics powerhouse; and (iv) transforming to a digital-first company through new talent, tools and technologies. We have and will continue to make significant investments to strengthen and further mature our digital capabilities related to these four objectives.
Importantly, in fiscal year 2021, our successful initiatives included extending our Salesforce Commerce Cloud capabilities around the world, investing in a new Digital Asset Management platform to streamline the production and dissemination of digital-first content around the world, and developing new digital initiatives for our employees to drive engagement and fluency. We also became more agile, creating cross-functional teams to work together on dedicated digital projects, accelerating speed and collaboration, and instilling a “fail fast” mindset.
We will continue building on our digital-first strategies throughout fiscal year 2022, including key investments in technology platforms, digital talent and new capabilities to accelerate our direct-to-consumer experience.
Optimize Operations
We have made significant changes in our infrastructure, our commercial activities and in how we manage SKUs, inventory and cash. We will continue to rationalize our retail store base, critically manage our capital investments, and further optimize our tactics and strategies in inventory management and our end-to-end supply chain. Overall, we want to reinvent the entire business and be as cost-effective as possible.
Expand Opportunity in Mainland China and India
We are continuing to execute against a strategy centered around localized marketing and segmented assortments in mainland China and India. Although the impact of COVID-19 is likely to disrupt our growth trajectory in the short to intermediate term, we continue to view mainland China and India as compelling long-term opportunities.
Make Time for Good

While commercial success is essential for our future, it is critical that we continue to do the right thing for our people, planet and communities. We call our platform for Sustainability or ESG (Environmental, Social, and Corporate Governance) “Make Time for Good”. We believe a sense of purpose is also critically important to our employees, shareholders, and customers. Our people goals include continuing to strengthen our diversity, equity and inclusion programs and objectives. Our planet goals include significantly reducing our carbon footprint and emphasizing recycling and use of resources. Our community goals include empowering women and girls and to continue to increase our impact on underserved young lives.
Segments
We report segment information based on the “management approach”. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments.

We manage our business primarily on a geographic basis. The Company's reportable operating segments are comprised of (i) Americas, (ii) Europe and (iii) Asia. Each reportable operating segment includes sales to wholesale and distributor customers, and sales through Company-owned retail stores and e-commerce activities based on the location of the selling entity. The Americas segment primarily includes sales to customers based in Canada, Latin America and the United States. The Europe segment primarily includes sales to customers based in European countries, the Middle East and Africa. The Asia segment primarily includes sales to customers based in Australia, Greater China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Each reportable operating segment provides similar products and services.
Brands
Owned Brands
    Our owned brands include FOSSIL, SKAGEN, MICHELE, RELIC and ZODIAC.
FOSSIL
FOSSIL has been inspired by American ingenuity and creativity since its founding over 35 years ago. Fossil is dedicated to crafting quality, fashionable watches, smartwatches, bags, wallets and jewelry that reflect the brand’s creative spirit and complement every style. Its versatile products are designed to be fun, yet accessible while breathing new life into the industry.
SKAGEN
Since 1989, SKAGEN’s watches, smartwatches and jewelry have reflected Danish minimalism and quiet, coastal living through slim styles and unique color combinations. In honor of its heritage, Skagen is expanding its range of influence to include sustainability through material components like solar movements, planet-friendly leather or upcycled/recycled materials. Every piece is crafted to last a lifetime — with people and planet in mind.
MICHELE
Created for women, by women, MICHELE watches are known for elevated luxury and boldly feminine details. MICHELE crafts products influenced by individuality and self-expression to connect women with pieces that reflect their beauty and celebrate milestone moments.
RELIC
RELIC is an American watch brand dedicated to delivering accessible, updated casual designs. Each signature watch is designed to pair function with reality for true, everyday lifestyles.
ZODIAC
Founded more than a century ago, Zodiac celebrates the precision and craftsmanship associated with Swiss timekeeping while pushing the limits of design innovation. Its watches, designed for an unplugged, adventure-seeking lifestyle, combine timeless style, bold colors and new age technology.
Brand Building

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
Licensed Brands
Our main licensed brands include ARMANI EXCHANGE, DIESEL, DKNY, EMPORIO ARMANI, KATE SPADE NEW YORK, MICHAEL KORS, PUMA, and TORY BURCH. As a result of our vertical integration, we are uniquely positioned to launch an accessory category, such as watches, in partnership with a licensor in a timely and consistent manner. All of our major licensing relationships are exclusive for the brands we license and include traditional watches, and for certain other brands, smartwatches and/or jewelry.
Products
We design, develop, market and distribute accessories across a variety of product categories: traditional watches, smartwatches, jewelry, handbags, small leather goods, belts and sunglasses. Additionally, we manufacture and/or distribute private label brands, as well as branded products purchased for resale in certain of our other branded retail stores. The following table sets forth certain information with respect to the breakdown of our net sales and percentage change among proprietary, licensed and other brands for the fiscal years indicated (in millions, except for percentage data).

	Fiscal Year
	2021		2020		2019
	Dollars	% Change	Dollars	% Change	Dollars
Net sales
Proprietary	$859.3	11.0%	$774.2	(29.8)%	$1,103.4
Licensed	944.3	23.7	763.5	(24.7)	1,013.7
Other	66.4	(12.2)	75.6	(24.9)	100.6
Total	$1,870.0	15.9%	$1,613.3	(27.3)%	$2,217.7
Traditional Watches and Smartwatches
Traditional watches and smartwatches are our core global business. Sales of watches for fiscal years 2021, 2020 and 2019 accounted for approximately 80.9%, 81.0% and 81.4%, respectively, of our consolidated net sales.
Our full display smartwatches use Google’s WEAR OS operating system. We have a license for WEAR OS that expires on April 27, 2023. Certain of our hybrid and other smartwatches use operating systems developed by us or as otherwise licensed to us by Google.
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
___________________________________________________________________
(1) Subject to early termination in certain circumstances

We also license certain internationally known brand names, such as Skechers and BMW, for limited distribution in select markets.
Fashion Accessories
In addition to our core watch business, we also design and create handbags, small leather goods, and belts across certain of our owned brands and jewelry under our owned brands and certain licensed brands. In the U.S. and certain international markets, we generally market our fashion accessory lines through the same distribution channels as our watches using similar marketing approaches. Our fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with our watch brands. Sales of our accessory lines accounted for 16.9%, 16.7% and 16.2% of our consolidated net sales in fiscal years 2021, 2020 and 2019, respectively.
The following table sets forth information about our fashion accessories:

Brand	Accessory Category
DIESEL	Jewelry
EMPORIO ARMANI	Jewelry
FOSSIL	Handbags, small leather goods, belts, eyewear, jewelry
MICHAEL KORS	Jewelry
SKAGEN	Jewelry
Licensed Eyewear
We have a license agreement with the Safilo Group for both FOSSIL branded sunglasses and optical frames worldwide, which expires on December 31, 2023. The license agreement provides for royalties to be paid to us based on a percentage of net sales and includes certain guaranteed minimum royalties. Sales of licensed eyewear accounted for approximately 0.4%, 0.4% and 0.5% of our consolidated net sales for fiscal years 2021, 2020 and 2019, respectively.
Stores
Our products are sold across approximately 145 countries worldwide through 23 Company-owned sales subsidiaries and through a network of 70 independent distributors. Our products are offered on airlines and cruise ships and in international Company-owned retail stores. Our network of Company-owned stores included 171 retail stores and 199 outlet stores as of

January 1, 2022. In certain international markets, our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks.
Marketing
Our marketing approach meets the consumer wherever they are, both online and offline. We create the best possible brand experience through a blend of art and science – which means that we prioritize both data-driven decision-making and creativity in our marketing strategies and tactics.
In fiscal year 2021, we created an in-house marketing center of excellence, serving both our owned and licensed brands, to better connect with consumers and drive sustained engagement and awareness. This capability works across channels, including digital marketing, social media, email marketing, Customer Relationship Management, partner marketing and digital media. We have built proprietary algorithms to support the profitable flow-through of marketing investment, optimized across channels, brands and countries. We deliver increasingly better personalization through ongoing test-and-learn as well as through the consumer insight and predictive analytics capabilities we have built over the past few years.
Because of our emerging capability and visibility to profitable growth within marketing, we are strategically increasing our marketing investment. For fiscal year 2021, total marketing investments were $168.4 million, representing 9.0% of total net sales. This is compared to $126.3 million in fiscal year 2020, which represented 7.8% of total net sales, a year-over-year increase of 33.3%.
Distribution
We distribute our products globally through regional warehouses with our warehouse in Dallas, Texas serving the Americas, our warehouse in Eggstätt, Germany serving Europe and our warehouse in Hong Kong serving Asia. For those countries in which our products are distributed, but where we don’t have a physical presence, we use third-party distributors. From our regional warehouses, our products are shipped to subsidiary warehouses, distributors, wholesale accounts or directly to customers in selected markets. Our extensive distribution network allows us to reach a diverse global customer base. We sell our products through a range of channels including e-commerce, Company-owned retail stores, department and specialty retail stores, airlines, mass markets and concessions.
Digital
Our holistic e-commerce efforts include three forms of digital channels. First, our owned global e-commerce websites for our branded portfolio deliver mobile-friendly experiences, engaging brand content, and seamless omni-channel integration with retail stores, including the ability to buy certain products online and pick up in store, curbside pickup and ship from store. Second, we distribute our products through leading third-party e-commerce retailers and marketplaces. Third, we distribute through some of our wholesalers’ e-commerce websites and a wide network of additional online retailers.
Our e-commerce capabilities and digital penetration continue to grow as a part of our total business. In fiscal year 2021, our digital sales comprised 41.3% of consolidated net sales compared to 38.8% in fiscal year 2020 and 20.1% in fiscal year 2019. We will continue to invest in growing our e-commerce capabilities in fiscal year 2022, with a focus on improving and streamlining the consumer experience.
Manufacturing and Sourcing
The vast majority of our products are sourced internationally. Most watch product sourcing is coordinated through our Hong Kong subsidiary, Fossil (East) Limited (“Fossil East”). We have some limited watch assembly operations through owned facilities in India and Switzerland. Although we do not have long-term contracts with our unrelated watch and accessory manufacturers, we maintain long-term relationships with several manufacturers. These relationships developed due to the significant length of time we have conducted business with the same manufacturers. We believe that we are able to exert some operational control with regard to our principal watch assemblers because of our long-standing relationships. In addition, we believe that the relative size of our business with watch manufacturers gives us priority within their production schedules. Furthermore, the manufacturers understand our quality standards, which allow us to produce quality products supporting overall operating margins. We have also added third-party facilities and relationships for manufacturing our wearable technology products.
Our quality control program attempts to ensure that our products meet the standards established by our product development and quality staff. Development samples of products are inspected by us prior to placing orders with factories to ensure compliance with our designs. We also typically inspect or audit inspections of "top of production" samples of each product for compliance before or at the start of commencing production. The operations of the Hong Kong and Chinese factories that produce our products are monitored on a periodic basis by Fossil East, and the operations of our Swiss factories are monitored on a periodic basis by Montres Antima SA, one of our foreign operating subsidiaries.
Intellectual Property
We use our FOSSIL, MICHELE, RELIC, SKAGEN and ZODIAC trademarks, as well as other trademarks, on watches, our FOSSIL and SKAGEN trademarks on smartwatches and jewelry, and our FOSSIL trademark on leather goods and other fashion accessories in the U.S. and in a significant number of foreign countries. We also use FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL, and WSI as trademarks on retail stores and FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL, WSI, MISFIT, ZODIAC and MICHELE as trademarks on online e-commerce sites. We have taken steps to establish or provide additional protection for our trademarks by registering or applying to register our trademarks for relevant classes of products in each country where our products are sold in addition to certain foreign countries where it is our intent to market our products in the future. We also have rights in certain copyrights and designs both in the United States and in other countries where are products are principally sold.
We continue to explore innovations in the design and assembly of our watch, smartwatch and related products. As a result, we have been granted, and have pending, various U.S. and international design and utility patents related to certain product designs, features, and technologies. As of January 1, 2022, none of our patents were material to our business.
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
Significant Customer
No customer accounted for 10% or more of our consolidated net sales in fiscal years 2021, 2020 or 2019.
Competition
The businesses in which we compete are highly competitive and fragmented. The current market for traditional watches can be divided into tiers ranging from lower price point watches that are typically distributed through mass market channels to luxury watches at higher price points that are typically distributed through fine watch departments of upscale department stores or upscale specialty watch and fine jewelry stores. Our traditional watch business generally competes in these tiers with a number of established manufacturers, importers and distributors, including Armitron, Citizen, Gucci, Guess?, Kenneth Cole, LVMH Group, Movado, Raymond Weil, Seiko, Swatch, Swiss Army, TAG Heuer and Timex. In addition, our leather goods, sunglasses, and jewelry businesses compete with a large number of established companies that have significant experience developing, marketing and distributing such products. Our competitors include distributors that import watches and accessories from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories domestically.
We believe the risk of significant new competitors for traditional watches is mitigated to some extent by barriers to entry such as high startup costs and the development of long-term relationships with customers and manufacturing sources. However, in the expanding wearable technology industry, we face competition from technology brands such as Apple, Garmin and Samsung, from fitness brands such as Fitbit and from many established traditional watch manufacturers that have launched wearable technology products. As this industry evolves and grows, there will likely be increased competition as well. However, we believe our design and branding are strong competitive advantages.
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
Governmental Regulation
Imports and Import Restrictions
Most of our products are assembled or manufactured overseas. As a result, the U.S. and countries in which our products are sourced or sold may from time to time modify existing or impose new quotas, duties (including anti-dumping or countervailing duties), tariffs or other restrictions in a manner that adversely affects us. For example, our products imported to the U.S. are subject to U.S. customs duties, and in the ordinary course of our business, we may from time to time be subject to claims by the U.S. Customs Service for duties and other charges. Factors that may influence the modification or imposition of these restrictions include the determination by the U.S. Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to U.S. firms that rely on intellectual property, trade disputes between the U.S. and a country that leads to withdrawal of "most favored nation" status for that country and economic and political changes within a country that are viewed unfavorably by the U.S. government. We cannot predict the effect these events would have on our operations, if any, especially in light of the concentration of our assembly and manufacturing operations in Hong Kong, and mainland China.
General
We are subject to laws regarding customs, tax, employment, privacy, truth-in-advertising, consumer product safety, zoning and occupancy and other laws and regulations that regulate and/or govern the importation, promotion and sale of consumer products and our corporate, retail and distribution operations.
Compliance and Trade
Code of Conduct for Manufacturers ("Manufacturer Code")
We are committed to ethical and responsible conduct in all of our operations and respect for the rights of all individuals. We strive to ensure that human rights are upheld for all workers involved in our supply chain, and that individuals experience safe, fair and non-discriminatory working conditions. In 2021, we joined the UN Global Compact and launched the Fossil Group Human Rights Policy. This further supports our commitment to human rights within our entire supply chain.
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
Trade
Our warehouse and distribution facility in Dallas, Texas operates in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board. This sub-zone provides the following economic and operational advantages to us: (i) we do not have to pay duty on imported merchandise until it leaves the sub-zone and enters the U.S. market; (ii) we do not have to pay any U.S. duty on merchandise if the imported merchandise is subsequently shipped to locations outside the U.S.; and (iii) we do not have to pay local property tax on inventory located within the sub-zone.
Information Systems
Enterprise Resource Planning

We utilize SAP ERP in our U.S. operations and throughout most of our European operations to support our human resources, sales and distribution, inventory planning, retail merchandising and operational and financial reporting systems of our business, and Navision in our Asian operations to support many of the same functions on a local country level. We also use tools provided by salesforce.com, inc. to support our brand websites globally as well as in our CRM initiatives.
Enterprise Performance Management Systems
We have implemented customized Hyperion financial reporting software from Oracle Corporation. The software increases the efficiency of our consolidation and reporting process and provides a more dynamic way to view and analyze data. The Hyperion planning tool also provides more dynamic and robust budgeting and forecasting capabilities.
Point-of-Sale System
We plan to begin the global implementation of a new point-of-sale system in 2022 at our retail stores beginning in Europe with additional implementation in the Americas and Asia in 2023. This point-of-sale system will significantly enhance our omni-channel capabilities allowing us to better serve our customers across channels with inventory and fulfillment.
We have global information security and privacy compliance programs, comprised of risk management policies and procedures for our information systems, cybersecurity practices and protection of consumer and employee personal data and confidential information. Our Board of Directors has ultimate oversight of the Company’s risk management policies and procedures, and has delegated primary responsibility for monitoring the risks and programs in this area to the Audit Committee, which receives quarterly updates on information security and privacy risk and compliance. The Board of Directors receives periodic updates on these topics as well. We have network security and cyber liability insurance in order to provide a level of financial protection in the event of certain covered cyber losses and data breaches.
Human Capital Resources
As of January 1, 2022, Fossil Group employed approximately 6,900 people, including approximately 4,500 persons employed by our foreign operating subsidiaries.
None of our domestic or foreign-based employees are represented by a trade union. However, certain European-based employees are represented by work councils, which includes a number of our current employees who negotiate with management on behalf of all the employees. We have never experienced a work stoppage and consider our working relationship with our employees and work councils to be good.
As a purpose driven consumer-centric organization that understands the value of a having a high performing, actively engaged workforce, we believe that our employees fuel our success and are the driving force in delivering our business objectives and creating value for our key stakeholders, including customers, investors, and partners. We consistently strive to be a responsible employer in everything we do, including attracting and employing the most talented people while retaining them over the long-term through employment opportunities, compensation and benefits, personal development, and the purpose-driven environment that we create together.
Our Organization
Our approach to business achievement and our workplace culture continue to support our ability to be an employer of choice and elevate the collective strength of our workforce, which provides a competitive advantage through successful human resources management. Our values, which include authenticity, grit, curiosity, sense of humor and making an impact, are the foundation for our workplace policies and practices.
By the numbers, our workforce is increasingly diverse. Globally, 35% of our employees are in the Americas; 32% are based in Europe; and 33% are in the Asia-Pacific region. Women represent 62% of our employees and men 38%. In the U.S., including corporate, retail and distribution employees, in the aggregate 57% of employees identify as black and indigenous people of color (“BIPOC”), 42% identify as white and 1% did not self-identify.
We are committed to be a company that reflects our diverse world, and we will enable diversity and inclusion to fuel employee and Company success. We welcome fresh perspectives and believe that a diverse and inclusive workplace leads to innovation, collaboration, creativity, and personal and commercial growth. Over the past year, we expanded our inclusion trainings for employees, increased our focus on celebrating key cultural heritage and identity moments with our employees, customers and stakeholders and continued to create space for our employees to have meaningful discussions on topics and real-time incidents related to diversity, equity and inclusion (“DE&I”). Our three-year DE&I strategy was reviewed by a third-party, assuring we continue to push ourselves to become more inclusive. Our journey to become a more diverse workforce around the world is guided by five primary goals:

1.Growing our knowledge. We recognize DE&I is a journey and growing our knowledge is the foundation for our entire DE&I strategy. Our employees are at the center of this journey, providing them with opportunities to learn and grow through a variety of methods - online DE&I communities, continuing unconscious-bias education (required for certain employees), inclusion education (required for certain leaders), other broader DE&I topics and Fossil Group Gathering sessions, which provides our workforce the opportunity to discuss issues, incidents and moments impacting our diverse employee community.
2.Increasing our Diversity. We establish annual diversity and inclusion goals, which include increasing the overall number of BIPOC employees we employ. Our goals also include increasing female and BIPOC leadership, providing mentor programs for underrepresented groups and investing in female, BIPOC leadership. In the past year, female senior leadership increased to 35%.
3.Creating a more inclusive and equitable environment for all employees. We were rated a best place to work for LGBTQ employees for the second year in a row by the Human Rights Campaign. We also launched five employee resource groups that focus on parents, female employees, Black/African American employees, Hispanic and Latino employees and LGBTQ employees. We continue to leverage our survey capabilities to understand employee engagement by gender and race.
4.Driving accountability. We have taken steps to increase accountability by tying certain executive compensation to our DE&I goals, building key DE&I topics into our required leadership development programs and working to transparently share our diversity aspirations.
5.Leveraging our diversity to benefit external stakeholders. We continue to use our Company knowledge, achievement and influence to make a difference in our community. Additionally, we are actively engaged in multiple industry DE&I focused counsels, including the Black in Fashion Counsel, the Diversity in Design Collaborative and the CEO Action for Diversity and Inclusion, the largest CEO-driven business commitment to advance diversity and inclusion in the workplace.
Engaging the Fossil Group Workforce
We work to ensure that people in our workplace are and remain engaged. Our objective is to create a high-performance culture where people have the skills and behaviors to help fuel company results and be at their personal best, every day.
Surveying our employees allows us to understand their perspective, what inspires them and how as an organization we can improve. Doing so helps to establish and sustain meaningful engagement. Consistent findings tell us that at the top of their list are the following: career growth and development, effective communication, recognition, a clear view of the Company’s future, compelling compensation and benefits, and the ability and opportunity to connect to something bigger. With regard to business success, the views of our employees are aligned with business needs to establish a workplace culture including:
•Comprehensive health and leading-edge wellness benefits;
•Innovative two-way communication;
•Value-creating employee development programs;
•Performance management through Company-sponsored time to grow;
•Meaningful recognition; and
•Values-based culture and work environment.
Our employee benefits also include tuition and professional certification and license reimbursement to full and part-time employees. We also work to create a workplace where families are a priority through a number of programs, including the following: a parental leave program; a partnership with Milk Stork providing a simple solution to help working mothers to continue to breastfeed and reduce business-travel stress; a Healthy Babies Program that supports parents during their pregnancy; and an enhanced return to work policy that allows new parents to phase back into work. Additionally, our WeCare Employee Emergency Assistance Fund is also in place to provide charitable assistance to employees facing financial and personal hardship in connection with a qualifying disaster or unforeseen hardship.
By offering extensive retail and corporate career development programs employees have the opportunity to be positioned for continued success, which is further supported through our performance process that effectively cascades goals throughout the organization to ensure our employees’ efforts are aligned with our strategic priorities.

Our continued focus on the employee has resulted in strong employee engagement and retention during a time when employees are leaving jobs at unprecedented rates. Our 12-month corporate employee turnover rate remains consistent with our five-year employee turnover rate. In our distribution centers, we’ve improved our 12-month retention rate, with the turnover rate decreasing overall.
The Future of the Fossil Group Workforce
As we look towards the future workplace, we used the past year to listen and understand how to create the best employee experience, while driving our business forward. The outcome resulted in us evolving the way we get work done and introducing a hybrid work model, offering our employees the opportunity to work at home and in our offices. We believe balancing the need for greater flexibility with the importance of in-person interactions to fuel creative thinking, execution, and employee growth enables us to drive the business collectively. To ensure we have the skillsets we need to be successful we also introduced the opportunity for select roles to work remotely full-time from anywhere.
As we continue to drive to become a digital powerhouse, we’ve made significant increases in our digital infrastructure, most notably our talented employees. Led by our newly hired Chief Digital Officer, we have continued to invest in talent and skillsets with a number of new hires who we specifically recruited to help drive our digital transformation and fuel e-commerce growth.
Oversight
Our Board of Directors and related committees are actively involved in areas associated with excellence in human resources management and related oversight of certain policies, practices and outcomes – including compensation, diversity and inclusion, employee development, engagement, and succession planning. We share our employee survey results with our Board of Directors to keep them apprised of related sentiment, interests and concerns. The Nominating and Corporate Governance Committee helps to oversee ESG matters. The Audit Committee regularly participates in discussions with our leadership team to ensure oversight of enterprise-level risks and mitigation plans on various topics including those associated with human capital risk. The Audit Committee also engages in regular review of the Company’s monitoring and enforcement of our Code of Conduct and Ethics and compliance. The Compensation Committee reviews and approves matters associated with compensation, benefits and related equity awards for qualifying employees. This work includes proper oversight of executive compensation and Company goals that are part of executives’ performance review. These same goals serve as the foundation for the Company’s employee annual cash bonus plan.
The Global Pandemic and Our Employee-Friendly Response
The human tragedy created by the COVID-19 pandemic continues to lead us to do everything possible to slow the spread of the virus and protect our employees, customers and suppliers, as we closely adhere to health and safety guidelines established by the Center for Disease Control, the World Health Organization and state, county and community governments.
In the midst of the pandemic, we continued to enable our employees to work remotely, when possible, and provided related health and safety training and resources.
As we planned for a safe return to work, we surveyed our employees multiple times with the intent of understanding comfort levels working in an office environment, and their preferred working environments as a result of how our workforce shifted to operate during the pandemic. We listened to and collaborated with our employees to evolve our future way of working.
As employees return to the workplace, we will continue to implement extensive health and safety guidelines that may include daily wellness checks, temperature checks, the required use of masks for employees and customers, and social distancing while also providing and amplifying cleaning and sanitization practices. Additionally, during the pandemic we have offered onsite vaccination clinics for our employees and offered paid time away from work to get vaccinated as well as time for employees who may have experienced side effects resulting from the vaccine. As the pandemic evolves and medical advances continue, we will continue to assess how we can support our workforce and put the health and safety of our employees first.
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

Corporate Social Responsibility
As a global fashion leader, we recognize the impact that our operations can have on the environment and the social well-being of others. We have developed a corporate social responsibility strategy in order to drive positive change within our organization and our world. Our Corporate Social Responsibility strategy outlines our global strategy to achieve significant, measurable goals across a range of important environmental and social sustainability issues. See “Operating Strategy” — “Make Time for Good.”
Our Company’s corporate social responsibility strategy is called Make Time for Good and is divided into three areas:
•Good for Planet – focused on actions across our operations and supply chain, meant to significantly reduce our environmental impact, through our designing for the future and leaving a light footprint initiatives.
•Good for Communities – focused on making our world a better place to live through our empowering women and girls and enhancing communities initiatives.
•Good for People – focused on our employees and enhancing our workplace culture through our driving diversity and inclusion and advancing equality initiatives.
We expect to release our first Corporate Social Responsibility report in 2022.
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
General
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

COVID-19 Pandemic Risks

The COVID-19 pandemic has had, and may continue to have, a material adverse impact on our business, operations, liquidity, financial condition and results of operations.

The COVID-19 pandemic has continued to cause global uncertainty and disruption throughout the geographic regions in which we run our business and where our suppliers, third-party manufacturers, retail stores, wholesale customers and consumers are located. The total impact of the pandemic on us will depend on developments outside of our control, including, among other factors, the duration, spread, severity and impact of the outbreak, including the emergence of more contagious or lethal variants, availability of effective vaccines and vaccination rates, continuing and new actions that may be taken by governmental authorities to contain the outbreak or mitigate its impact, including effects of vaccine mandates, restrictions on movement and commercial activities and further stimulus and unemployment benefits, the economic or other impacts on our wholesale customers, the impact on our supply chain and manufacturing delays. Even after the COVID-19 outbreak has subsided, we could experience materially adverse impacts to our business as a result of an economic recession or depression that may occur. In addition, any continued erosion in consumer sentiment or the effect of high unemployment on our consumer base would likely impact the financial condition of our customers and vendors, which may result in a decrease in discretionary consumer spending and lower store traffic and sales, and an increase in bankruptcies or insolvencies with respect to our suppliers or wholesale customers.

In addition, the effects of COVID-19 could affect our ability to successfully operate in many ways, including, but not limited to, the following factors:

• the impact of the pandemic on the economies and financial markets of the countries and regions in which we operate, including a potential global recession, a decline in consumer confidence and spending, inflationary pressures or a further increase in unemployment levels, has resulted, and could continue to result, in consumers having less disposable income and, in turn, decreased sales of our products;

• delays or reductions in manufacturing capability at our supply partners;

• delays in shipping products or key components, which increases costs or reduces inventory availability, especially during the third and fourth quarters;

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

• COVID-19 and remote-work oriented phishing and similar cybersecurity attack attempts;

• operating challenges with a fully or part time remote workforce and the effectiveness of health and safety measures;

• retaining and attracting employees, as a result of a decrease in the number of potential employees in the workforce, including the impact of the “Great Resignation”;

• the risk that even after the pandemic has initially subsided, fear of a COVID-19 re-occurrence or new variants could cause consumers to avoid public places where our stores and those of our wholesale customers are located, such as malls and outlets; and

• we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations.

Strategic Risks

Our success depends upon our ability to anticipate and respond to changing fashion, functionality and product trends.

Our success depends upon our ability to anticipate and respond to changing fashion, functionality and product trends and consumer preferences in a timely manner, especially in the wearable technology market. The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs, functionality, product and technology features and product design. Our success depends, in part, on our ability to anticipate, gauge and respond to these changing consumer preferences in a timely manner while preserving the authenticity and the quality of our brands. Although we attempt to stay abreast of emerging lifestyle and fashion trends and technology advances affecting accessories, any failure by us to identify and respond to such trends could adversely affect consumer acceptance of our existing brand names and product lines, which in turn could result in inventory valuation reserves and adversely affect sales of our products. If we misjudge the market for our products, we may be faced with a significant amount of unsold finished goods inventory, which could adversely affect our results of operations. In recent years, we have experienced decreasing net sales across most product categories; in particular, net sales of watches have declined, reflecting the decline in the traditional watch market partly offset by smartwatches. If we are unable to adjust our product offerings and reverse the decrease in net sales, our results of operations and financial condition could be adversely affected.

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

If we are unable to effectively execute our e-commerce business strategy and provide a reliable digital experience for our customers, our reputation and operating results may be harmed.

In recent years, e-commerce has increasingly comprised a larger portion of our net revenues and has been particularly impacted by the COVID-19 pandemic, which has led to acceleration in the shift to online shopping. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control, including changing consumer preferences, both domestically and abroad, and promotional or other advertising initiatives employed by our wholesale customers or other third parties on their e-commerce sites. Any failure on our part, or on the part of our third-party digital partners, to provide attractive, reliable, secure and user-friendly e-commerce platforms could negatively impact our consumers’ shopping experience, resulting in reduced website traffic, diminished loyalty to our brands and lost sales.

The success of our business also depends on our ability to continue to develop and maintain a reliable digital experience for our customers. We strive to give our customers a seamless omni-channel experience both in stores and through digital technologies, such as computers, mobile phones, tablets, and other devices. We also use social media to interact with our customers, enhance their shopping experience and potentially provide additional purchasing options. Our inability to develop and continuously improve our digital brand engagement and social engagement could negatively affect our ability to compete with other brands, which could adversely impact our business, results of operations and financial condition.

In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not succeed in increasing sales or attracting consumers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e-commerce business, as well as damage our reputation and brands.

Additionally, the success of our e-commerce business and the satisfaction of our consumers depend on their timely receipt of our products. The efficient flow of our products requires that our distribution facilities have adequate capacity to support the current level of e-commerce operations and any anticipated increased levels that may follow from the growth of our e-commerce business. If we encounter difficulties with our distribution facilities, or if any such facilities were to shut down or be limited in capacity for any reason, including as a result of fire, other natural disaster, labor disruption, or pandemic

(including as a consequence of public health directives, quarantine policies or social distancing measures resulting from the COVID-19 pandemic), we could face shortages of inventory, and we could experience disruption or delay, or incur significantly higher costs and longer lead times for distributing our products to our consumers which could result in customer dissatisfaction. Any of these issues could have an adverse effect on our business and harm our reputation.

We regularly develop new products, features and technology, and new products introduced by us may not achieve consumer acceptance comparable to that of our existing product lines.

We regularly update our product offerings, particularly in the wearable technology space. As is typical with new products, market acceptance of new designs, features, technology and products is subject to uncertainty. In addition, we generally make decisions regarding product designs and technology development several months in advance of the time when consumer acceptance can be measured. If trends shift away from our products, if our wearable technology becomes outdated, if we are not able to develop and introduce new products that incorporate new technologies or if we misjudge the market for our product lines, including demand for older generation technology products, we may be faced with significant amounts of unsold inventory or other conditions which could have a material adverse effect on our financial condition and results of operations.

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

We also operate FOSSIL brand stores and other watch stores globally to further strengthen our brand image. As of January 1, 2022, we operated 370 stores worldwide. The costs associated with leasehold improvements to current stores and the costs associated with opening new stores and closing low performing stores, particularly those stores that have seen a significant reduction in traffic, could materially increase our costs of operation and result in impairment charges.

Increased scrutiny from investors and others regarding our corporate social responsibility initiatives, including environmental, social and other matters of significance relating to sustainability, could result in additional costs or risks and adversely impact our reputation.

Investor advocacy groups, large and influential institutional investors, investment funds, other market participants, shareholders and customers have increasingly focused on the environmental, social and governance ("ESG") or “sustainability” practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet investor or other industry stakeholder expectations and standards, which continue to evolve, our brand, reputation and customer and employee retention may be negatively impacted. Any sustainability report that we publish or other sustainability disclosure we make may include our policies, practices, metrics or targets on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of adoption. We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could negatively impact our reputation, employee retention and the willingness of our customers and suppliers to do business with us.

The risks associated with climate change and other environmental impacts and increased focus by stakeholders on corporate responsibility issues, including those associated with climate change, could negatively affect our business and operations.

Our business is susceptible to risks associated with climate change, including through disruption to our supply chain, potentially impacting the production and distribution of our products and availability and cost of raw materials. Increased frequency and intensity of weather events due to climate change could increase the risk of a significant disruption to our operations, including at our global offices and warehouses and transportation and manufacturing partners. There is also increased focus from our stakeholders, including large institutional investors, consumers and employees, on corporate responsibility matters. While we are addressing climate-related issues impacting our business, there can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving our goals. In addition, concern over climate change may result in new or additional legal, legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Failure to implement our strategy or achieve our goals could damage our reputation, causing our investors, consumers or employees to lose confidence in our Company and brands, and negatively impact our operations.

Operational Risks

We face risks associated with increased political uncertainty.

The recent invasion of Ukraine by Russia and the sanctions, bans and other measures taken by governments, organizations and companies against Russia and certain Russian citizens in response thereto has increased the political uncertainty in Europe and has strained the relations between Russia and a significant number of governments, including the U.S. The duration and outcome of this conflict, any retaliatory actions taken by Russia and the impact on regional or global economies is unknown, but could have a material adverse effect on our business, financial condition and results of our operations.

In the U.S., the change in the U.S. government to the Biden administration has resulted in uncertainty regarding potential changes in regulations, fiscal policy, social programs, domestic and foreign relations and international trade policies. In addition, potential changes in relationships among the U.S. and China and other countries could have significant impacts on global trade and regional economic conditions, among other things. In addition, changes in the relationships between the U.S. and its neighbors, such as Mexico, could have significant, potentially negative, impacts on commerce. Further, anti-American sentiment could harm the reputation and success of U.S. companies doing business abroad.

Our business is dependent upon its international operations, particularly in Asia and Europe. During fiscal years 2021, 2020 and 2019, we generated 63.5%, 66.1% and 63.0%, respectively, of our net sales outside the U.S. In addition, we source the vast majority of our products from outside the U.S.

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

New U.S. tariffs or other actions against China and any responses by China, could impair our ability to meet customer demand and could result in lost sales or an increase in our cost of merchandise. This would have a material adverse impact on our business and results of operations.

The loss of any of our license agreements for globally recognized fashion brand names may result in the loss of significant revenues and may adversely affect our business.

We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of products bearing the brand names of certain globally recognized fashion brands. We sell products under certain licensed brands, including, but not limited to, ARMANI EXCHANGE, DIESEL, DKNY, EMPORIO ARMANI, KATE SPADE NEW YORK, MICHAEL KORS, PUMA and TORY BURCH. Sales of our licensed products accounted for 50.5% of our consolidated net sales for fiscal year 2021, including MICHAEL KORS product sales, which accounted for 20.9% of our consolidated net sales, and ARMANI product sales, which accounted for 18.4% of our consolidated net sales.

Our significant third-party fashion brand license agreements have various expiration dates between the years 2023 and 2028. In addition, many of these license agreements require us to make minimum royalty payments, spend minimum amounts on marketing, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events. For example, our license agreement with MICHAEL KORS provides the licensor with a right to terminate some or all of the licensing rights if we fail to meet certain net sales thresholds for two consecutive years. For fiscal year 2021, we met net sales thresholds for MICHAEL KORS. If we are unable to achieve the minimum net sales thresholds, minimum marketing spend, restrictive covenants and/or other obligations of a license in the future, we would need to seek a waiver of the non-compliance from the applicable licensor or amend the agreement to modify the thresholds, covenants or obligations or face the possibility that the licensor could terminate the license agreement before its expiration date. Though waivers may be obtained for non-compliance, we, or the licensor, may instead elect to modify or terminate the license agreement.

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

Our full display smartwatches use Google’s WEAR OS operating system. We have a license for WEAR OS that expires on April 27, 2023. Sales of our full display smartwatches running the WEAR OS operating system accounted for 9.1% of our consolidated net sales for fiscal year 2021. We may be unable to renew our existing license for WEAR OS beyond the current term. The failure by us to maintain or renew our license for WEAR OS or develop or license a new operating system could result in us being unable to produce and market full display smartwatches, which could result in a significant decrease in our sales and have a material adverse effect on our results of operations.

Our inability to effectively manage our retail store operations could adversely affect our results of operations.

During fiscal year 2021, our global comparable retail store sales increased 3.2% versus a decrease of 25.5% in 2020, with the results in both 2020 and 2021 impacted by reduced traffic due to COVID-19. During fiscal year 2022, we anticipate closing approximately forty to fifty stores globally, depending on lease negotiations, and not opening any additional retail stores. The success of our retail business depends, in part, on our ability to close low performing stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to close low performing stores and to renew existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

•identify suitable markets for new stores and available store locations;
•negotiate acceptable lease terms for new locations or renewal terms for existing locations, particularly for those existing locations that have experienced a significant reduction in traffic;
•hire and train qualified sales associates;
•develop new merchandise and manage inventory effectively to meet the needs of new and existing stores on a timely basis; and
•maintain favorable relationships with major developers and other landlords.

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

Fluctuations in the price, availability and quality of the raw materials used in our products could have a material adverse effect on our cost of sales or ability to meet our customers' demand. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including natural resources, increased freight costs, increased labor costs, especially in China, increased component costs and weather conditions. Recent inflation rates in the U.S. and certain international markets have reached historical highs. While we have recently increased the prices of a number of our products as a result and may implement other price increases in the future, we may not be able to pass on all, or a significant portion of, such higher raw materials prices to our customers or such price increases may not be accepted by our customers, which could impact our margins or result in lost revenues.

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

There is intense competition in each of the businesses in which we compete. In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches and accessories from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories domestically. In addition, we face continuing competition from technology companies that have launched smartwatch products and other wearable technology. These new competitors have not historically competed with us, and many have significantly greater financial, distribution, advertising and marketing resources than us. In addition, the impact of wearable technology products on sales of our traditional product lines may be materially adverse. Our results of operations and market position may be adversely affected by our competitors and their competitive pressures in the watch, wearable technology and fashion accessory industries.

Any material disruption of our information systems could disrupt our business and reduce our sales.

We are increasingly dependent on information systems to operate our websites, process transactions, manage inventory, monitor sales and purchase, sell and ship goods on a timely basis. We utilize SAP ERP in our U.S. operations and throughout most of our European operations to support our human resources, sales and distribution, inventory planning, retail merchandising and operational and financial reporting systems of our business, and Navision in our Asian operations to support many of the same functions on a local country level. We also use tools provided by salesforce.com, inc. in our CRM initiatives. In fiscal year 2022, we also plan to implement a new global point of sale system beginning with our European retail stores. We may experience operational problems with our information systems as a result of system failures, viruses, ransomware, computer "hackers" or other causes. These risks may be heightened as a result of our workforce that works remotely. Any material disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost, unavailable or delayed, which could result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. Moreover, the failure to maintain, or a disruption in, financial and management control systems could have a material adverse effect on our ability to respond to trends in our target markets, market our products and meet our customers' requirements.

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

During fiscal year 2021, we generated 63.5% of our net sales from outside of the U.S., and we anticipate that revenue from our international operations could account for an increasingly larger portion of our net sales in the future. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, some of which are discussed in more detail below, including:

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
•restrictions on travel to and from international locations;
•political tensions between the U.S. and foreign countries;
•compliance with, changes in or adoption of current, new or expanded regulatory requirements, particularly in the areas of wearable technology and data privacy;
•our ability to finance foreign operations;
•tariffs and other trade barriers;

•U.S. government licensing requirements for exports; and
•the continuing impact of COVID-19, including any “shelter in place” or other similar mandated or suggested isolation protocols, which have disrupted, and could continue to disrupt, our retail locations and wholesale customers’ stores, as a result of store closures or reduced operating hours and decreased retail traffic.

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

Because a substantial portion of our watches and jewelry and certain of our handbags, sunglasses and other products are assembled or manufactured in China, our success will depend to a significant extent upon future economic and social conditions existing in China. If the factories in China are disrupted for any reason, we would need to arrange for the manufacture and shipment of products by alternative sources. While we do have initiatives in place to diversify certain of our manufacturing outside of China, because the establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery, we are unable to predict whether such new relationships would be on terms that we regard as satisfactory. Any significant disruption in our relationships with our manufacturing sources located in China would have a material adverse effect on our ability to manufacture and distribute our products. In addition, restrictions on travel to and from this and other regions, such as the travel restrictions that have occurred with COVID-19, and any delays or cancellations of customer orders or the manufacture or shipment of our products, including on account of the COVID-19 pandemic or other health crises, could have a material adverse effect on our ability to meet customer deadlines and timely distribute our products in order to match consumer expectations.

The loss of key senior management personnel or our failure to attract and retain qualified personnel could negatively affect our business.

We depend on our senior management and other key personnel, particularly Kosta N. Kartsotis, our Chief Executive Officer ("CEO") and Chairman. We do not have "key person" life insurance policies for any of our personnel. Competition for qualified personnel in the fashion industry is intense. Our ability to attract and retain employees, especially in the competitive market for employees with digital experience, is influenced by our ability to offer competitive compensation and benefits, employee morale, our reputation, recruitment by other employers, perceived internal opportunities, non-competition and non-solicitation agreements and macro unemployment rates. The loss of any of our executive officers or other key employees could harm our business.

We must also attract, develop, motivate and retain a sufficient number of qualified retail and distribution center personnel. Historically, competition for talent has been intense and the turnover rate in the retail industry is generally high, which has recently further been exacerbated by the “Great Resignation” and a significant number of people leaving the workforce. There can be no assurance that we will be able to attract or retain a sufficient number of qualified employees in future periods to execute on our business objectives. Additionally, our ability to meet our labor needs while also controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and overtime regulations. If we are unable to attract, develop, motivate and retain talented employees with the necessary skills and experience, or if changes to our organizational structure, operating results, or business model, including as a result of COVID-19, adversely affect morale, hiring and/or retention, we may not achieve our objectives and our results of operations could be adversely impacted.

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

On September 26, 2019, the Company and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other subsidiaries of the Company from time to time party thereto designated as borrowers, and certain subsidiaries of the Company from time to time party thereto as guarantors, entered into a $275.0 million, subsequently reduced to $225 million, secured asset-based revolving credit agreement (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto.

The Revolving Facility imposes, and future financing agreements are likely to impose, affirmative and negative covenants that restrict our activities. These restrictions limit or prohibit our ability to, among other things:

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

The Revolving Facility also requires us to maintain specified financial ratios and satisfy other financial condition tests in certain circumstances. The Revolving Facility contains a fixed charge coverage ratio covenant if our Availability (as defined in the Revolving Facility) falls below a certain threshold. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Sources of Liquidity” for an additional discussion of the financial covenants contained in the Revolving Facility.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all. In addition, an event of default under the Revolving Facility would permit the lenders to terminate all commitments to extend further credit under the Revolving Facility. Furthermore, the Revolving Facility is secured by liens on our assets. If we were unable to repay the amounts due and payable under our Revolving Facility, the applicable lenders could proceed against the collateral granted to them to secure that indebtedness.

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

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

The Revolving Facility provides that the lenders thereunder may extend revolving loans in an aggregate principal amount not to exceed $225.0 million at any time outstanding, subject to the borrowing base availability limitations. As of January 1, 2022, we did not have any amount outstanding under the Revolving Facility. The covenants under the Revolving Facility allow us to incur additional indebtedness from other sources in certain circumstances. On November 8, 2021, we sold $150,000,000 aggregate principal amount of our 7.00% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of our existing and future senior unsecured and unsubordinated indebtedness, and rank senior in right of payment to any future subordinated indebtedness. The Senior Notes are effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of our subsidiaries (excluding any amounts owed by such subsidiaries to us).

The base and first supplemental indentures governing the Senior Notes (collectively, the “Indenture”) contain customary events of default and cure provisions. If an event of default (other than an event of default of the type described in the following sentence) occurs and is continuing with respect to the Senior Notes, the trustee may, and at the direction of the registered holders of at least 25% in aggregate principal amount of the outstanding debt securities of the Senior Notes shall, declare the principal amount plus accrued and unpaid interest, premium and additional amounts, if any, on the Senior Notes to be due and payable immediately. If an event of default relating to certain events of bankruptcy, insolvency or reorganization of the Company occurs, the principal amount plus accrued and unpaid interest, and premium, if any, on the Senior Notes will become immediately due and payable without any action on the part of the trustee or any holder of the Senior Notes.

A portion of our cash flow will be required to pay interest and principal on our outstanding indebtedness, and we may be unable to generate sufficient cash flow from operations, or have future borrowings available under our Revolving Facility, to enable us to repay our indebtedness or to fund other liquidity needs. This level of indebtedness could have important consequences, including the following:

•it requires us to use a meaningful percentage of our cash flow from operations for debt service and the repayment of our indebtedness, including indebtedness we may incur in the future, and such cash flow may not be available for other purposes;
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

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and other investments in our business will depend on our ability to generate cash from our operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations and future sources of capital under the Revolving Facility or otherwise may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we complete an acquisition, our debt service requirements could increase. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the Revolving Facility, on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity, reducing or delaying capital expenditures, strategic acquisitions, investments and alliances or restructuring or refinancing our indebtedness. We may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. The Revolving Facility restricts our ability to conduct asset sales and to use the proceeds from asset sales. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair, and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our debt may accelerate our debt and, to the extent such debt is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our debt.

We may still be able to incur significantly more debt, including secured debt. This could intensify already-existing risks related to our indebtedness.

The terms of the Revolving Facility contain restrictions on our ability to incur additional indebtedness. However, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we could incur significant additional indebtedness in the future, much of which could constitute secured, senior, or pari passu indebtedness. As of January 1, 2022, our Revolving Facility provided for unused borrowing capacity of up to $199.7 million. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

Product mix: traditional watch and jewelry sales typically provide gross margins in excess of historical consolidated gross profit margins, while leather goods and private label products typically provide gross margins below our historical consolidated gross profit margins. In addition, sales of our wearable technology products have produced gross profit margins below our historical consolidated gross profit margins.

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

U.S. tax legislation enacted in December 2017 and potential changes to tax rates under the Biden Administration may adversely affect our business, results of operations, financial condition and cash flow.

On December 22, 2017, then President Trump signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), following its passage by the United States Congress. The Tax Act made significant changes to U.S. federal income tax laws, including changing the corporate tax rate to a flat 21% rate, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses, and making extensive changes to the U.S. international tax system. The new Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act requiring the inclusion of certain foreign earnings in U.S. taxable income increased our effective tax rate in post-Tax Act fiscal years and will continue to increase it in future years. Technically, corporate shareholders of foreign corporations generating GILTI are generally entitled to a 50% deduction against such income, lowering the effective rate of tax from 21% to 10.5%. Furthermore, they are able to recognize a foreign tax credit for 80% of local taxes paid on GILTI income. Therefore, as long as the GILTI average effective rate is 13.125% or more, the tax associated with GILTI should be fully offset by foreign tax credits. However, when a corporate group has a domestic source loss, the GILTI absorbs this loss, eliminating any ability to carry the loss forward to offset future income and also generates excess foreign tax credits which cannot be carried forward. Due to the COVID-19 pandemic and consequent foreign losses, we were not impacted by GILTI in fiscal year 2020; however in fiscal year 2021, GILTI absorbed the domestic source loss. We account for GILTI as incurred under the period cost method. Any increase in corporate tax rates or changes to the calculation of GILTI may be adverse to us. The impact of any such changes could adversely affect our business, results of operations, financial condition and cash flow.

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

The continued increase in e-commerce competitors for retail sales and slowing mall traffic has resulted in significant pricing pressure and a highly promotional retail environment, which has been heightened by the impact of COVID-19. These factors may cause us to be more promotional with our sales prices to retailers and consumers, which could cause our gross margin to decline if we are unable to appropriately manage inventory levels and/or otherwise offset any price reductions with comparable reductions in our costs. If we have to reduce our sales prices for competitive purposes and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our business, results of operations, and financial condition.

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

We generally purchase our products in U.S. dollars. However, we source a significant amount of our products overseas and, as such, the cost of these products may be affected by changes in the value of the currencies of these countries, including the Australian dollar, British pound, Canadian dollar, Chinese yuan, Danish krone, euro, Hong Kong dollar, Indian rupee, Japanese yen, South Korean won, Malaysian ringgit, Mexican peso, Norwegian kroner, Singapore dollar, Swedish krona and Swiss franc. Due to our dependence on manufacturing operations in China, changes in the value of the Chinese yuan may have a material impact on our supply channels and manufacturing costs, including component and assembly costs.

In addition, changes in currency exchange rates may also affect the prices at which we sell products in foreign markets. For fiscal years 2021, 2020 and 2019, 63.5%, 66.1% and 63.0% of our consolidated net sales were generated outside of the U.S.

In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. For example, due to a generally weaker U.S. dollar in fiscal year 2021, the translation of foreign-based net sales into U.S. dollars increased our reported net sales by approximately $33.4 million compared to fiscal year 2020. If the value of the U.S. dollar remains at its current levels or strengthens against foreign currencies, particularly against the euro, Chinese yuan, Indian rupee, Canadian dollar, South Korean won, British pound and Japanese yen, our financial condition and results of operations could be materially and adversely impacted. Although we utilize forward contracts to help mitigate foreign currency risks (mostly relating to the euro, Canadian dollar, British pound, Japanese yen, Mexican peso and Australian dollar), foreign currency fluctuations may have a material adverse impact on our financial condition and results of operations.

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

Our operations are subject to domestic and international laws and regulations in a number of areas, including, but not limited to, labor, advertising, consumer protection, real estate, product safety, e-commerce, promotions, intellectual property, tax, import and export, anti-corruption, anti-bribery, foreign exchange controls and cash repatriation, data privacy, anti-

competition, environmental, health and safety. Compliance with these numerous laws and regulations is complicated, time consuming and expensive, and the laws and regulations may be inconsistent from jurisdiction to jurisdiction, further increasing the difficulty and cost to comply with them. New laws and regulations, or changes to existing laws and regulations, could individually or in the aggregate make our products more costly to produce, delay the introduction of new products in one or more regions, cause us to change or limit our business practices, or affect our financial condition and results of operations. We have implemented policies and procedures designed to ensure compliance with the numerous laws and regulations affecting our business, but there can be no assurance that our employees, contractors, or agents will not violate such laws, regulations or our policies related thereto. Any such violations could have a material adverse effect on our financial condition or operating results.

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

Biden Administration officials have publically stated that, while these tariffs are under review, they are likely to remain in place for the foreseeable future. However, we have joined litigation before the U.S. Court of International Trade challenging the legality of the Section 301 List 3 and List 4A tariffs and seeking refunds of duties paid on imports that were subject to those tariffs. That litigation is ongoing with a decision possible in mid-2022 at the earliest. As a result, it is difficult to accurately estimate the impact on our business from these tariff actions or similar actions. However, assuming no further offsets from price increases, sourcing changes, or other changes to trade policy and regulatory rulings, all of which are currently under review, the estimated gross profit exposure from the Section 301 tariffs is approximately $8.7 million in fiscal year 2022.

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

We cannot be certain that our products do not and will not infringe upon the intellectual property rights of others. The wearable technology space is rapidly developing with new innovation, resulting in a number of domestic and international patent filings for new technology. As a result, wearable technology companies may be subject to an increasing number of claims that their products infringe the intellectual property rights of competitors or non-practicing entities. We have been, are and may in the future be subject to legal proceedings involving claims of alleged infringement of the intellectual property rights of third parties by us and our customers in connection with their marketing and sale of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Moreover, should we be found liable for infringement, we may be required to enter into agreements (if available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Moreover, we may need to redesign or rename some of our products to avoid future infringement liability. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling certain of our products.

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

Risks Relating to our Common Stock

Our shares of common stock have experienced extreme volatility in market prices and trading volume in the past.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “FOSL.” On March 7, 2022, the last reported sale price of our common stock on the NASDAQ Global Select Market was $11.91 per share. Our shares of common stock have experienced extreme volatility in market prices and trading volume. For example, during 2021, the market price of our common stock fluctuated from an intra-day low on the NASDAQ Global Select Market of $8.43 per share on January 4, 2021 to an intra-day high of $28.60 per share on January 27, 2021. In addition, on January 27, 2021, 20,207,700 shares of our common stock were traded, representing a trading volume significantly higher than our 2021 average daily trading volume. For comparison, during the month of December 2020, prior to the recent onset of extreme volatility, the market price of our common stock on the NASDAQ Global Select Market fluctuated from intra-day low of $8.38 per share on December 29, 2020 to an intra-day high of $13.61 per share on December 14, 2020. Significant fluctuations in the market price of our common stock have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. Notwithstanding the foregoing, during January 2021, there were no material recent publicly disclosed changes in our financial condition or results of operations, such as our earnings or revenue, that are consistent with or related to the changes in our stock price. The trading price of our common stock has been, and may continue to be, subject to wide price fluctuations in response to various factors, many of which are beyond our control.

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
•legislative, administrative, regulatory or other actions affecting our business, our industry, including positions taken by the Internal Revenue Service ("IRS”);
•investigations, proceedings, or litigation that involve or affect us;
•the occurrence of any of the other risk factors included or incorporated by reference in this prospectus; and
•general market and economic conditions.

A "short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to additional price volatility.

Investors may purchase shares of our common stock to hedge existing exposure or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of our common stock for delivery to lenders of our common stock. Those repurchases may in turn, dramatically increase the price of our common stock until additional shares of our common stock are available for trading or borrowing. This is often referred to as a "short squeeze.” A proportion of our common stock has been and may continue to be traded by short sellers which may increase the likelihood that our common stock will be the target of a short squeeze. A short squeeze could lead to volatile price movements in shares of our common stock that are unrelated or disproportionate to our operating performance or prospectus and, once investors purchase the shares of our common stock necessary to cover their short positions, the price of our common stock may rapidly decline. Investors that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment.

Our CEO owns approximately 6.2% of our outstanding common stock.

Mr. Kosta Kartsotis owns approximately 6.2% of our common stock as of January 1, 2022. As a result, he is in a position to influence the outcome of elections of our directors, the adoption, amendment or repeal of our bylaws and any other actions requiring the vote or consent of our stockholders, and to otherwise influence our affairs.

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

From time to time, we provide public guidance on our expected financial results or disclose other forward-looking information for future periods. We manage our business to maximize our growth and profitability and not to achieve financial or operating targets for any particular reporting period. Although we believe that public guidance may provide investors with a better understanding of our expectations for the future and is useful to our existing and potential stockholders, such guidance is subject to risks, uncertainties and assumptions. Any such guidance or other forward-looking statements are predictions based on our then-existing expectations and projections about future events that we believe are reasonable. Actual events or results may differ materially from our expectations, and as such, our actual results may not be in line with guidance we have provided. We are under no duty to update any of our forward-looking statements to conform to actual results or to changes in our expectations, except as required by federal securities laws. If our financial results for a particular period do not meet our guidance or the expectations of investors, or if we reduce our guidance for future periods, the market price of our common stock may decline and stockholders could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk. In addition, our stock price may also decline if we fail to meet securities research analysts' projections. Similarly, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline.

General Risks

Any deterioration in the global economic environment, and any resulting declines in consumer confidence and spending, could have an adverse effect on our operating results and financial condition.

Uncertainty in global markets, slowing economic growth, high levels of unemployment, the impact and duration of the COVID-19 pandemic, inflation, rising interest rates and eroding consumer confidence can negatively impact the level of consumer spending for discretionary items. This can affect our business as it is dependent on consumer demand for our products. Global economic conditions remain uncertain, and the possibility remains that domestic or global economies, or certain industry sectors of those economies that are key to our sales, may slow or deteriorate, which could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition.

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

Our businesses are subject to risks generally associated with doing business abroad, such as foreign governmental regulation in the countries in which our manufacturing sources are located, primarily China. While we have not experienced any material issues with foreign governmental regulations that would impact our arrangements with our foreign manufacturing sources, we believe that this issue is of particular concern with regard to China due to the less mature nature of the Chinese market economy, the historical involvement of the Chinese government in the industry and recent trade tensions between China and the United States. If regulations or other factors were to render the conduct of business in a particular country undesirable or impracticable, or if our current foreign manufacturing sources were for any other reason to cease doing business with us, such a development could have a material adverse effect on our product sales and on our supply, manufacturing and distribution channels.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Company Facilities
As of the end of fiscal year 2021, we owned or leased the following material facilities in connection with our U.S. and international operations:

Location	Use	Approximate Square Footage	Owned / Leased
Eggstätt, Germany	Office, warehouse and distribution	383,000	Owned
Richardson, Texas	Corporate headquarters	536,000	Lease expiring in 2031
Dallas, Texas	Office, warehouse and distribution	518,000	Lease expiring in 2026
Hong Kong	Warehouse and distribution	205,000	Lease expiring in 2023
Basel, Switzerland	Europe headquarters	140,000	Lease expiring in 2036
Grabenstätt, Germany	Office	92,000	Lease expiring in 2029
Hong Kong	Asia headquarters	42,000	Lease expiring in 2022

Retail Store Facilities
As of the end of fiscal year 2021, we had 371 lease agreements for retail space for the sale of our products. The leases, including renewal options, expire at various times through 2036. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also generally required to pay our pro rata share of common area maintenance costs, real estate taxes, insurance, maintenance expenses and utilities.
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
General
Our common stock is listed on the NASDAQ Global Select Market under the symbol "FOSL."
As of March 4, 2022, there were 62 holders of record of our shares of common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher.
We have not declared or paid any dividends since our formation and currently do not intend to pay dividends for the foreseeable future. Our current business plan is to retain any future earnings to finance the growth of our business.
Common Stock Performance Graph
The following performance graph compares the cumulative return of our shares of common stock over the preceding five year periods with that of the broad market Standard & Poor's 500 Stock Index ("S&P 500 Index") and the NASDAQ Retail Trades Group. Each index assumes $100 invested at December 31, 2016 and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.
2021 COMPARATIVE TOTAL RETURNS
Fossil Group, Inc.,
NASDAQ Retail Trades and S&P 500 Index
(Performance Results through 12/31/2021)

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Fossil Group, Inc.	$100.00	$30.05	$60.83	$30.47	$33.53	$39.79
S&P 500 Index	$100.00	$119.42	$111.97	$144.31	$167.77	$212.89
NASDAQ Retail Trades	$100.00	$124.68	$133.27	$167.14	$235.98	$280.54
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2010, our Board of Directors approved a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date, and as of January 1, 2022, no shares had been repurchased under it. As of January 1, 2022, the Company had $30.0 million of repurchase authorizations remaining under its repurchase program.
There were no shares of common stock repurchased during fiscal years 2021, 2020 or 2019.
Item 6. [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 1. Business, Item 1A. Risk Factors and our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including but not limited to those included in Item 1A. Risk Factors and other portions of this Annual Report on Form 10-K.
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
Known or Anticipated Trends
Based on our recent operating results and current perspectives on our operating environment, we anticipate the following trends will continue to impact our operating results:
COVID-19: Our business operations and financial performance continue to be materially impacted by COVID-19. The COVID-19 pandemic has negatively affected the global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including periodic mandatory closures of non-essential businesses and orders to shelter-in-place. We remain focused on protecting the health and safety of our employees, customers and suppliers to minimize potential disruptions and supporting the community to address challenges posed by the global COVID-19 pandemic. The total impact of the pandemic on our business is uncertain and depends in part on future developments including the duration and spread of COVID-19, the availability and acceptance of vaccines and continuing actions taken by governmental authorities to control the outbreak and mitigate its impact, including effects of any vaccine mandates, restrictions on movement and commercial activities and further stimulus and unemployment benefits.
Supply Chain: Our business is subject to the risks inherent in global sourcing supply. We rely on domestic and foreign suppliers to provide us with merchandise in a timely manner and at favorable prices. Certain key components in our products come from limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products. Any interruption or delay in the supply of key components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales. Among our foreign suppliers, China is the source of a substantial majority of our imports. We have experienced, and expect to continue to experience, increased international transit times, particularly for our leathers products and packaging, and increased shipping costs for a majority of our products. A disruption in the flow of our imported merchandise from China or a material increase in the cost of those goods or transportation without any offsetting price increases may significantly decrease our profits.
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

Business Strategies and Outlook: Notwithstanding the COVID-19 pandemic, we plan to execute the following strategies to enhance our brands, grow our revenue and improve profitability. The first strategic initiative is to increase brand excitement by crafting compelling stories that build upon brand equities for both owned and licensed brands across our product categories. Key to this strategy is our ongoing effort in innovation in our product categories and marketing capabilities, where we aim to build larger communities of brand loyalists. Our second strategic initiative is to increase digital engagement and online sales. We continue to invest in our owned e-commerce sites around the world and in third party marketplaces to enhance our direct to consumer engagement, which we believe can build long-term customer value. Our third strategic initiative is to optimize our operations. We initiated the New World Fossil – Transform to Grow ("NWF 2.0”) initiative in 2019 aimed to further simplify our operations and to reallocate resources toward growth, and we achieved our $250 million run-rate savings goal in 2021. Although we are nearing completion of our NWF 2.0 program, we will continue to optimize our operations with further reductions to our store footprint and increased focus on inventory management and supply chain efficiency. Our fourth strategic initiative is to expand our opportunity in mainland China and India. In these countries, we are continuing to execute against a strategy centered around localized marketing and segmented assortments. Although the impact of COVID-19 is likely to disrupt our growth trajectory in the short to intermediate term, we continue to view mainland China and India as compelling long-term opportunities.
Notes Offering: In November 2021, we sold $150.0 million aggregate principal amount of our 7.00% Senior Notes due 2026. We used the majority of the net proceeds from the Senior Notes offering to repay all of the outstanding borrowings under the Term Credit Agreement (as defined below). In connection with the repayment of the outstanding borrowings under the Term Credit Agreement, we incurred prepayment fees and accrued interest costs of $2.6 million and wrote off $7.1 million of debt issuance costs and $4.6 million of original issuance discount related to the Term Credit Agreement. The remaining net proceeds will be used for general corporate purposes

Operating Segments
We operate our business in three segments which are divided into geographies. Net sales for each geographic segment are based on the location of the selling entity and each reportable segment provides similar products and services.
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical point of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 162 Company-owned stores as of the end of fiscal 2021 and an extensive collection of products available through our owned websites. As of the end of fiscal 2021, net sales in the Americas segment accounted for 42.0% of our consolidated revenue.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 125 Company-owned stores as of the end of fiscal 2021 and an extensive collection of products available through our owned websites. As of the end of fiscal 2021, net sales in the Europe segment accounted for 32.6% of our consolidated revenue.
Asia: The Asia segment is comprised of sales to customers based in Australia, China (including Hong Kong, Macau, and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 83 Company-owned stores as of the end of fiscal 2021 and an extensive collection of products available through our owned websites. As of the end of fiscal 2021, net sales in the Asia segment accounted for 24.4% of our consolidated revenue.

Critical Accounting Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to product returns, bad debt, inventories, long-lived asset impairment, impairment of trade names, income taxes, warranty costs and litigation liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting subjects require the most significant estimates and judgments.
Product Returns.    We monitor customer returns and maintain a provision for estimated returns based upon historical experience, current information and any specific issues identified. While returns have historically been within our expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that our products are performing poorly in the retail market and/or we experience product damages or defects at a rate significantly higher than our historical rate, the resulting returns could have an adverse impact on the operating results for the period or periods in which such returns occur. If our allowance for product returns were to change by 10%, the impact, excluding taxes, would have been an approximate $2.1 million change to net income (loss).
Inventories.    We account for estimated obsolescence or unmarketable inventory equal to the difference between the average cost of inventory and the estimated net realizable value based upon assumptions about forecasted sales demand, market conditions and available liquidation channels. Valuation of existing smartwatch inventory can be negatively impacted by the emergence of newer generation product. If actual future demand or market conditions are less favorable than those projected by management, or if liquidation channels are not readily available, additional inventory valuation reductions may be required. We assess our off-price sales on an ongoing basis and update our estimates accordingly. For every 1% of additional inventory valuation reductions as of fiscal year end 2021, we would have recorded an additional cost of sales of approximately $0.2 million.
Property, Plant and Equipment and Lease Impairment.    We test for asset impairment of property, plant and equipment and lease assets whenever events or conditions indicate that the carrying value of an asset might not be recoverable based on expected undiscounted cash flows related to the asset. In evaluating long-lived assets for recoverability, we calculate fair value using our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. When undiscounted cash flows estimated to be generated through the operations of our Company-owned retail stores are less than the carrying value of the underlying assets, the assets are impaired. If it is determined that assets are impaired, an impairment loss is recognized for the amount that the asset's book value exceeds its fair value. Should actual results or market conditions differ from those anticipated, additional losses may be recorded. We recorded impairment losses in other long-lived asset impairments of $7.5 million, $27.3 million and $7.9 million in fiscal years 2021, 2020 and 2019, respectively, related to lease assets. We recorded impairment losses in other long-lived asset impairments of $1.7 million, $4.0 million and $0.7 million in fiscal years 2021, 2020 and 2019, respectively, related to property, plant and equipment. We recorded impairment losses in restructuring charges of $0.7 million, $2.9 million and $1.7 million in fiscal years 2021, 2020 and 2019, respectively, related to lease assets. We recorded impairment losses in restructuring charges of $0.2 million, $1.1 million and $0.6 million in fiscal years 2021, 2020 and 2019, respectively, related to property, plant and equipment. In fiscal year 2021, an increase of 100 basis points to the discount rate would not have resulted in an increase to property, plant and equipment and lease impairment expense. A 10% decrease in future expected cash flows would have increased impairment expense by $1.1 million.
Income Taxes.    We record valuation allowances against our deferred tax assets, when necessary, in accordance with ASC 740, Income Taxes ("ASC 740"). Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made. The valuation allowance for fiscal years 2021, 2020 and 2019 was $123.0 million, $109.3 million and $118.1 million, respectively.
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
Key Measures of Financial Performance and Key Non-GAAP Financial Measures
Constant Currency Financial Information: As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. The translation of the operations of our foreign-based entities from their local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates and can have a significant impact on our reported financial results. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business.

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

Adjusted EBITDA, Adjusted Operating Income (Loss), Adjusted Net Income and Adjusted Earnings per Share: Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income and Adjusted earnings per share are non-GAAP financial measures. We define Adjusted EBITDA as our income (loss) before income taxes, plus interest expense, amortization and depreciation, impairment expense, other non-cash charges, stock-based compensation expense, restructuring expense and unamortized debt issuance costs included in loss on extinguishment of debt minus interest income. We define Adjusted operating income (loss) as operating income (loss) before impairment expense and restructuring expense. We define Adjusted net income and Adjusted earnings per share as net income attributable to Fossil Group, Inc. and diluted earnings per share, respectively, before impairment expense, restructuring expense and unamortized debt issuance costs included in loss on extinguishment of debt. We have included Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income and Adjusted earnings per share herein because they are widely used by investors for valuation and for comparing our financial performance with the performance of our competitors. We also use these non-GAAP financial measures to monitor and compare the financial performance of our operations. Our presentation of Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income and Adjusted earnings per share may not be comparable to similarly titled measures other companies report. Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income and Adjusted earnings per share are not intended to be used as alternatives to any measure of our performance in accordance with GAAP.
Digital Sales: Due to shifting consumer traffic patterns and digital buying trends, we continue to accelerate our investments and capabilities in our global digital platform, and digital sales provide an important metric for our company. The digital space provides unique ways of engaging our customers. Digital sales include sales on our own e-commerce sites, global third party platforms, and wholesale dot com sites.
Comparable Retail Sales: Both stores and e-commerce sites are included in comparable retail sales in the thirteenth month of operation. Stores that experience a gross square footage increase of 10% or more due to an expansion and/or relocation are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the expansion and/or relocation. Comparable retail sales were adjusted to normalize the 52-week fiscal year 2021 with the 53-week fiscal year 2020. Comparable retail sales also exclude the effects of foreign currency fluctuations.
Store Counts: While macro economic factors have shifted sales away from traditional brick and mortar stores towards digital channels, store counts continue to provide a key metric for management. Over time, we have made progress right-sizing our fleet of stores, focusing on closing our least profitable stores, and the size and quality of our store fleet have a direct impact on our sales and profitability.

Total Liquidity: We define Total liquidity as cash and cash equivalents plus available borrowings on our revolving credit facility. We monitor and forecast Total liquidity to ensure we can meet our financial obligations.

Components of Results of Operations

Revenues from sales of our products, including those that are subject to inventory consignment agreements, are recognized when control of the product is transferred to the customer and in an amount that reflects the consideration we expect to be entitled in exchange for the product. We accept limited returns from customers. We continually monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. Product returns are accounted for as reductions to revenue and cost of sales and increases to customer liabilities and other current assets to the extent the returned product is resalable.

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
Gross Profit and gross profit margin are influenced by our diversified business model that includes, but is not limited to: (i) product categories that we distribute; (ii) the multiple brands, including both owned and licensed, we offer within several product categories; (iii) the geographical presence of our businesses; and (iv) the different distribution channels we sell to or through.
The attributes of this diversified business model produce varying ranges of gross profit margin. Generally, on a historical basis, our fashion branded traditional watch and jewelry offerings produce higher gross profit margins than our smartwatches and leather goods offerings. In addition, in most product categories that we offer, brands with higher retail price points generally produce higher gross profit margins compared to those of lower retail priced brands. However, smartwatches carry relatively lower margins than our other major product categories. Gross profit margins related to sales in our Europe and Asia businesses are historically higher than our Americas business, primarily due to the following factors: (i) premiums charged in comparison to retail prices on products sold in the U.S.; (ii) the product sales mix in our international businesses, in comparison to our Americas business, is comprised more predominantly of watches and jewelry that generally produce higher gross profit margins than leather goods; and (iii) the watch sales mix in our Europe and Asia businesses, in comparison to our Americas business, are comprised more predominantly of higher priced licensed brands.

Operating Expenses include selling, general and administrative ("SG&A"), trade name impairments, other long-lived asset impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of our retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize our Company’s infrastructure and store closures under our New World Fossil initiatives.

Results of Operations
Fiscal Year 2021 Compared to Fiscal Year 2020

Consolidated Net Sales.  Net sales increased $256.7 million or 15.9% (13.8% in constant currency) for fiscal year 2021, as compared to fiscal year 2020. We experienced sales increases in all three geographic segments and in the watches and jewelry product categories, while leathers decreased. In watches, strong sales growth in traditional watches was partially offset with sales declines in smartwatches, due to fewer smartwatch liquidations in fiscal year 2021 compared to fiscal year 2020, and as a result of certain of our brands exiting the smartwatch category. In fiscal year 2021, digital sales, which include sales from our owned e-commerce channels, third party e-commerce platforms and wholesale dot com, were 41% of worldwide net sales. Digital sales increased 23% (20% in constant currency) in fiscal year 2021, compared to fiscal year 2020. Comparable retail sales increased 3.2% on a 52-week calendar basis during fiscal year 2021.

The following table sets forth consolidated net sales by segment and the changes in net sales by segment on both a reported and constant currency basis from period to period (dollars in millions):

	Fiscal Year
	2021		2020		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency
	Amounts		Amounts		Dollars
Americas	$785.9	42.0%	$642.2	39.8%	$143.7	22.4%	21.4%
Europe	610.2	32.6	522.4	32.4	87.8	16.8	14.2
Asia	455.2	24.4	434.3	26.9	20.9	4.8	1.7
Corporate	18.7	1.0	14.4	0.9	4.3	29.9	29.2
Total net sales	$1,870.0	100.0%	$1,613.3	100.0%	$256.7	15.9%	13.8%

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period (dollars in millions):

	Fiscal Year
	2021		2020		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency
	Amounts		Amounts		Dollars
Watches:
Traditional watches	$1,288.5	68.9%	$1,057.9	65.6%	$230.6	21.8%	19.4%
Smartwatches	223.9	12.0	248.8	15.4	(24.9)	(10.0)	(10.9)
Total watches	$1,512.4	80.9%	$1,306.7	81.0%	$205.7	15.7%	13.7%
Leathers	157.6	8.4	173.6	10.7	(16.0)	(9.2)	(10.6)
Jewelry	158.8	8.5	96.1	6.0	62.7	65.2	62.1
Other	41.2	2.2	36.9	2.3	4.3	11.7	9.8
Total net sales	$1,870.0	100.0%	$1,613.3	100.0%	$256.7	15.9%	13.8%
The following table sets forth the number of stores by concept for the fiscal years ended below:

	January 1, 2022				January 2, 2021
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Accessory stores	65	49	52	166	72	68	54	194
Outlets	97	74	28	199	113	76	32	221
Full priced multi-brand	—	2	3	5	—	3	3	6
Total stores	162	125	83	370	185	147	89	421
Americas Net Sales. Americas net sales increased $143.7 million or 22.4% (21.4% in constant currency) for fiscal year 2021 as compared to fiscal year 2020 with strong sales increases in the U.S. and Mexico and a slight decrease in Canada. Traditional watch sales increased while smartwatches net sales were flat. Within the smartwatch category, sales growth in current generation product was offset by reduced levels of smartwatch liquidation of older generation product in fiscal year 2021 compared to fiscal year 2020, and as a result of certain of our brands exiting the smartwatch category. Sales increased in multiple brands during fiscal year 2021, most notably in MICHAEL KORS® and FOSSIL®. Strong sales growth in our wholesale, retail stores and third party e-commerce channels more than offset a sales decrease in our owned e-commerce channel. Comparable retail sales increased moderately on a 52-week calendar basis during fiscal year 2021, with strong growth in our retail stores partially offset by a moderate decline in e-commerce net sales.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Americas segment (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2021	2020	Dollars
Watches:
Traditional watches	$531.4	$403.3	$128.1	31.8%	30.7%
Smartwatches	110.7	110.7	—	—	(0.7)
Total watches	$642.1	$514.0	$128.1	24.9%	24.0%
Leathers	95.2	104.6	(9.4)	(9.0)	(9.8)
Jewelry	41.4	17.3	24.1	139.3	137.4
Other	7.2	6.3	0.9	14.3	17.6
Total	$785.9	$642.2	$143.7	22.4%	21.4%
Europe Net Sales. During fiscal year 2021, Europe net sales increased $87.8 million or 16.8% (14.2% in constant currency) in comparison to fiscal year 2020. Our sales growth in traditional watches was partially offset by sales declines in smartwatches, due to fewer smartwatch liquidations of older generation product in fiscal year 2021 compared to fiscal year 2020, and as a result of certain of our brands exiting the smartwatch category. During fiscal year 2021, sales increased in most major brands, most notably in MICHAEL KORS and FOSSIL. Strong growth in our third party e-commerce and wholesale channels more than offset a moderate decline in comparable retail sales on a 52-week calendar basis during fiscal year 2021 driven by traffic declines primarily due to COVID-19 restrictions in the first quarter of fiscal year 2021.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Europe segment (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2021	2020	Dollars
Watches:
Traditional watches	$396.8	$317.2	$79.6	25.1%	22.2%
Smartwatches	74.9	87.3	(12.4)	(14.2)	(15.7)
Total watches	$471.7	$404.5	$67.2	16.6%	14.0%
Leathers	31.8	36.6	(4.8)	(13.1)	(15.3)
Jewelry	96.0	71.2	24.8	34.8	32.3
Other	10.7	10.1	0.6	5.9	2.6
Total	$610.2	$522.4	$87.8	16.8%	14.2%

Asia Net Sales. In fiscal year 2021, Asia net sales increased $20.9 million or 4.8% (1.7% in constant currency) in comparison to fiscal 2020. Our sales growth in traditional watches was partially offset by sales declines in smartwatches, due to fewer smartwatch liquidations of older generation product in fiscal year 2021 compared to fiscal year 2020, and as a result of certain of our brands exiting the smartwatch category. EMPORIO ARMANI®, ARMANI EXCHANGE® and MICHAEL KORS saw moderate sales growth while most other brands declined or remained flat for fiscal year 2021 as compared to fiscal year 2020. While we saw strong e-commerce sales growth for the full fiscal year 2021, sales slowed in the back half of the year as consumers shifted from traditional e-commerce platforms to social commerce. E-commerce growth was partially offset by significant retail stores declines, as a result of decreased traffic and temporary store closures, and a slight decline in the wholesale channel, negatively impacted by travel retail restrictions. Comparable retail sales decreased moderately on a 52-week calendar basis with a decline in retail stores partially offset by slight growth in our owned e-commerce for fiscal year 2021. Within the region, we had strong sales growth in fiscal year 2021 in India and Hong Kong, China and moderate sales growth in mainland China where sales declined in the back half of the year as compared to fiscal year 2020. Sales declined in the other major markets for fiscal year 2021.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Asia segment (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2021	2020	Dollars
Watches:
Traditional watches	$359.3	$337.4	$21.9	6.5%	3.0%
Smartwatches	38.3	50.7	(12.4)	(24.5)	(24.8)
Total watches	$397.6	$388.1	$9.5	2.4%	(0.6)%
Leathers	30.6	32.4	(1.8)	(5.6)	(7.8)
Jewelry	21.5	7.6	13.9	182.9	170.0
Other	5.5	6.2	(0.7)	(11.3)	(13.8)
Total	$455.2	$434.3	$20.9	4.8%	1.7%

Gross Profit. Gross profit of $966.4 million in fiscal year 2021 increased $196.1 million, or 25.5%, in comparison to $770.4 million in fiscal year 2020 driven by the increase in sales. Gross profit margin rate increased to 51.7% in fiscal year 2021 compared to 47.7% in fiscal year 2020. The gross margin improvement primarily reflects decreased liquidation and inventory valuation adjustments of older generation smartwatch products (which most heavily impacted the first quarter of fiscal year 2020), favorable currency changes and decreased promotional activity. Additionally, the gross profit margin rate was favorably impacted by reduced tariffs and reduced levels of minimum licensed product royalties, partially offset by increased freight costs and unfavorable regional and product mix.
Operating Expenses. For fiscal year 2021, total operating expenses decreased to $873.7 million or 46.7% of net sales, compared to $905.7 million or 56.1% of net sales in fiscal year 2020. SG&A expenses were $842.6 million in fiscal year 2021 compared to $835.1 million in fiscal year 2020. As a percentage of net sales, SG&A expenses decreased to 45.1% in fiscal year 2021 as compared to 51.8% in fiscal year 2020, mainly driven by the contraction of sales in fiscal year 2020 due to the COVID-19 pandemic and cost reductions driven by New World Fossil initiatives. During fiscal year 2021, we incurred restructuring costs of $21.9 million compared to restructuring costs of $36.5 million in fiscal year 2020. We incurred $9.2 million of other long-lived asset impairment charges and no non-cash intangible asset impairment charges in fiscal year 2021 compared to charges of $31.6 million and $2.5 million, respectively, in fiscal year 2020. The translation of foreign-denominated expenses during fiscal year 2021 increased operating expenses by approximately $13.8 million as a result of the weaker U.S. dollar.
Operating Income (Loss). Operating income (loss) was income of $92.6 million in fiscal year 2021, as compared to a loss of $135.3 million in the prior fiscal year. The improvement in operating income (loss) primarily resulted from the $256.7 million increase in net sales during fiscal year 2021 as compared to fiscal year 2020, which was significantly impacted by the effects of the COVID-19 pandemic, and improved margin rate. As a percentage of net sales, operating margin was 5.0% in fiscal year 2021 as compared to (8.4)% in fiscal year 2020 and was positively impacted by 150 basis points due to changes in foreign currencies.
Operating income (loss) by operating segment is summarized as follows (dollars in millions):

	Fiscal Year		Growth (Decline)		Operating Margin %
	2021	2020	Dollars	Percentage	2021	2020
Americas	$157.0	$33.1	$123.9	374.3%	20.0%	5.1%
Europe	110.0	25.4	84.6	333.1	18.0	4.9
Asia	70.9	64.9	6.0	9.2	15.6	15.0
Corporate	(245.3)	(258.7)	13.4	(5.2)
Total operating income (loss)	$92.6	$(135.3)	$227.9	(168.4)%	5.0%	(8.4)%
Interest Expense. Interest expense decreased by $6.7 million in fiscal year 2021 primarily driven by a lower debt balance.

Other Income (Expense)—Net. During fiscal year 2021, other income (expense) - net was expense of $14.5 million, including a $13.0 million loss on the extinguishment of debt, compared to expense of $4.8 million the prior fiscal year.
Provision for Income Taxes. During fiscal year 2021, there was an income tax expense of $26.4 million, resulting in an effective tax rate of 49.8%, compared to 44.2% in fiscal year 2020. The 2021 effective rate was unfavorably impacted by valuation allowances on deferred tax assets and the impact of GILTI whereas the 2020 effective rate benefited from the net operating loss carryback provision of the CARES Act that allowed the Company to recognize the benefit of the 2019 and 2020 U.S. tax losses since these losses were carried back to prior tax years resulting in tax refunds. Valuation allowances were released in 2020 related to these carrybacks.
Net Income (Loss) Attributable to Fossil Group, Inc. Fiscal year 2021 net income (loss) attributable to Fossil Group, Inc. was net income of $25.4 million, or $0.48 per diluted share, in comparison to a net loss of $96.1 million, or $1.88 per diluted share, in the prior fiscal year. The year-over-year improvement was mainly driven by increased sales due to the effects of the COVID-19 pandemic in the prior fiscal year and improved margin rate. Fiscal year 2021 included restructuring charges of $0.33 per diluted share and no non-cash intangible asset impairment charges. In comparison, fiscal year 2020 included restructuring charges of $0.56 per diluted share and non-cash intangible asset impairment charges of $0.04 per diluted share. Currency fluctuations favorably impacted the year-over-year diluted earnings (loss) per share by $0.46.
Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	Fiscal Year
	2021		2020
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$53.1	2.8%	$(172.0)	(10.7)%
Plus:
Interest expense	25.1		31.9
Amortization and depreciation	29.6		43.1
Impairment expense	9.2		34.0
Other non-cash charges	(0.1)		23.7
Stock-based compensation	9.5		11.1
Restructuring expense	21.9		36.5
Unamortized debt issuance costs included in loss on extinguishment of debt	11.7		—
Less:
Interest income	0.4		0.6
Adjusted EBITDA	$159.6	8.5%	$7.7	0.5%

Adjusted Operating Income (Loss), Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share. The following tables reconcile Adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share to the most directly comparable GAAP financial measures, which are operating income (loss), net income (loss) attributable to Fossil Group, Inc. and diluted earnings (loss) per share, respectively. Certain line items presented in the table below, when aggregated, may not foot due to rounding.

	Fiscal Year 2021
($ in millions, except per share data):	As Reported	Other Long-lived Asset Impairment	Restructuring Expenses	Unamortized Debt Issuance Costs Included in Loss on Extinguishment of Debt	As Adjusted
Operating income (loss)	$92.6	$9.2	$21.9	$—	$123.7
Operating margin (% of net sales)	5.0%				6.6%
Interest expense	25.1	—	—	—	25.1
Other income (expense) - net	(14.5)	—	—	11.7	(2.8)
Income (loss) before income taxes	53.0	9.2	21.9	11.7	95.8
Provision for income taxes	26.4	1.9	4.6	2.5	35.4
Less: net income attributable to noncontrolling interest	1.2	—	—	—	1.2
Net income (loss) attributable to Fossil Group, Inc.	$25.4	$7.3	$17.3	$9.2	$59.2
Diluted earnings (loss) per share	$0.48	$0.14	$0.33	$0.17	$1.12

	Fiscal Year 2020
($ in millions, except per share data):	As Reported	Other Long-lived Asset Impairment	Trade Name Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(135.3)	$31.6	$2.5	$36.5	$(64.7)
Operating margin (% of net sales)	(8.4)%				(4.0)%
Interest expense	31.8	—	—	—	31.8
Other income (expense) - net	(4.8)	—	—	—	(4.8)
Income (loss) before income taxes	(171.9)	31.6	2.5	36.5	(101.3)
Provision for income taxes	(76.0)	6.6	0.5	7.7	(61.2)
Less: net income attributable to noncontrolling interest	0.2	—	—	—	0.2
Net income (loss) attributable to Fossil Group, Inc.	$(96.1)	$25.0	$2.0	$28.8	$(40.3)
Diluted earnings (loss) per share	$(1.88)	$0.49	$0.04	$0.56	$(0.79)

Fiscal Year 2020 Compared to Fiscal Year 2019

For a discussion of our results of operations in fiscal year 2020 compared to fiscal year 2019, please see Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 filed with the SEC, which is incorporated herein by reference.

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of fiscal year 2021 was $250.8 million, including $199.0 million held by foreign subsidiaries outside the U.S., in comparison to $316.0 million at the end of fiscal year 2020, including $277.4 million held by foreign subsidiaries outside the U.S. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges, strategic investments such as acquisitions, share repurchases and other capital expenditures.
At the end of fiscal year 2021, we had working capital of $487.1 million compared to working capital of $431.9 million at the end of the prior fiscal year. At the end of fiscal year 2021, we had $0.6 million of outstanding short-term borrowings and $141.4 million in long-term debt.
Operating Activities. Cash provided by operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. The decrease in cash provided by operating activities in fiscal 2021 compared to fiscal 2020 was primarily due to increased inventory purchases and was partially offset by improvement in net income (loss).

Accounts payable increased by 29.0% to $229.9 million at the end of fiscal year 2021 compared to $178.2 million at the end of the prior fiscal year.

Inventory at the end of fiscal year 2021 was $346.9 million, representing an increase of 17.5% from the prior fiscal year inventory balance of $295.3 million.

Accounts receivable, net of allowances, increased by 11.0% to $255.1 million at the end of fiscal year 2021 compared to $229.8 million at the end of the prior fiscal year, primary driven by an increase in sales.
Investing Activities. Investing cash flows primarily consist of capital expenditures and are offset by proceeds from the sale of property, plant and equipment. The increase in investing activities in fiscal year 2021 compared to fiscal year 2020 was primarily due to the sale of a foreign office for $10.7 million during fiscal year 2021.
Financing Activities. Financing cash flows primarily consist of borrowings and repayments of debt. The decrease in financing cash flows in fiscal year 2021 compared to fiscal year 2020 was reflective of our pay down of debt.
Material Cash Requirements. We have obligations as part of our ordinary course of business. Our material cash requirements include: (1) operating lease obligations (see Note 13 Leases within the Consolidated Financial Statements); (2) debt repayments (see Note 10 Debt within the Consolidated Financial Statements); (3) non-cancellable purchase obligations (see Note 14 Commitments and Contingencies within the Consolidated Financial Statements), (4) minimum royalty payments (see Note 14 Commitments and Contingencies within the Consolidated Financial Statements); and (5) employee wages, benefits, and incentives. The expected timing of payments of our obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the timing of receipt of goods or services, or changes to agreed-upon amounts for some obligations. In addition, some of our purchasing requirements are not current obligations and are therefore not included above. For example, some of these requirements are not handled through binding contracts or are fulfilled by vendors on a purchase order basis within short time horizons. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions (see Note 12 Taxes within the Consolidated Financial Statements), pensions (see Note 16 Employee Benefit Plans within the Consolidate Financial Statements) and other matters.
Because of our opportunities for profitable growth from marketing, we are strategically increasing our marketing spending. In fiscal year 2021, total marketing expenses were $168.4 million, representing 9.0% of total net sales for fiscal year 2021, as compared to $126.3 million in fiscal year 2020, which represented 7.8% of total net sales, a year-over-year increase of 33.3%.
For the fiscal year ending December 31, 2022, we expect total capital expenditures to be between approximately $20 million to $25 million. Our capital expenditure budget is an estimate and is subject to change.
Sources of Liquidity. We believe cash flows from operations, combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for the foreseeable future. Although we believe we have adequate sources of liquidity in the short-term and long-term, the success of our operations, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity. In the event our liquidity is insufficient, we may be required to limit our spending or sell assets or equity or debt securities.

The following table shows our sources of liquidity (in millions):

	Fiscal Year
	2021	2020
Cash and cash equivalents	$250.8	$316.0
Revolver availability	199.7	42.1
Total liquidity	$450.5	$358.1
Notes: In November of 2021, we sold $150.0 million aggregate principal amount of our Senior Notes, generating net proceeds of approximately $141.7 million. On November 8, 2021, we used the majority of the net proceeds from the Senior Notes offering to repay the $122.0 million of outstanding borrowings under the Term Credit Agreement. In connection with the repayment of the outstanding borrowings under the Term Credit Agreement, we incurred prepayment fees and accrued interest costs of $2.6 million. The remaining net proceeds were used for general corporate purposes.
The Senior Notes are our general unsecured obligations. The Senior Notes bear interest at the rate of 7.00% per annum. Interest on the Senior Notes is payable quarterly in arrears on February 28, May 31, August 31 and November 30 of each year, commencing on February 28, 2022. The Senior Notes will mature on November 30, 2026. We may redeem the Senior Notes for cash in whole or in part at any time at our option. Prior to November 30, 2023, the redemption price will be $25.00 per $25.00 principal amount of Senior Notes, plus a "make-whole” premium plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. On and after November 30, 2023, we may redeem the Senior Notes (i) on or after November 30, 2023 and prior to November 30, 2024, at a price equal to $25.50 per $25.00 principal amount of Senior Notes, (ii) on or after November 30, 2024 and prior to November 30, 2025, at a price equal to $25.25 per $25.00 principal amount of Senior Notes and (iii) on or after November 30, 2025, at a price equal to $25.00 per $25.00 principal amount of Senior Notes, plus (in each case noted above) accrued and unpaid interest, if any, to, but excluding, the date of redemption.
Term Credit Agreement: On February 20, 2020, we entered into Amendment No. 1 to that certain Term Credit Agreement, dated as of September 26, 2019, by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders (the "Term Credit Agreement Lenders”) party thereto (as amended to date, the "Term Credit Agreement”). On May 12, 2020, we entered into Amendment No. 2 to the Term Credit Agreement to extend the deadline for delivery of our unaudited quarterly financial statements and related deliverables for the fiscal quarter ended April 4, 2020. On June 5, 2020, we entered into Amendment No. 3 (the "Third Amendment”) to the Term Credit Agreement to further modify certain terms of the Term Credit Agreement to address the financial impact of COVID-19. On November 8, 2021, we used the majority of the net proceeds from the Notes Offering to repay all of the outstanding borrowings under the Term Credit Agreement. In connection with the repayment of the outstanding borrowings under the Term Credit Agreement, we incurred prepayment fees and accrued interest costs of $2.6 million and wrote off $7.1 million of debt issuance costs and $4.6 million of original issuance discount related to the Term Credit Agreement.
Revolving Facility: On September 26, 2019, we and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other of our subsidiaries from time to time party thereto designated as borrowers, and certain of our subsidiaries from time to time party thereto as guarantors, entered into a secured asset-based revolving credit agreement (as amended from time to time, the "Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the "ABL Agent"), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the "ABL Lenders").
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
Fiscal Year 2021 Activity: During fiscal year 2021, we had net borrowings of $150.0 million under the Senior Notes at an average annual interest rate of 7.0%. We had net repayments of $152.0 million under the Term Credit Agreement during fiscal year 2021 at an average interest rate of 10.1%. We had net repayments of $96.1 million under the Revolving Facility during fiscal year 2021 at an average interest rate of 1.5%. As of January 1, 2022, we had $150.0 million outstanding under the Senior Notes and no balance outstanding under the Revolving Facility. As of January 1, 2022, we had unamortized debt issuance costs of $8.7 million which reduces the corresponding debt liability. In addition, we had $4.7 million of outstanding standby letters of credit at January 1, 2022. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby letters of credit. As of January 1, 2022, we had $199.7 million available for borrowing under the Revolving Facility. At January 1, 2022, we were in compliance with all debt covenants related to our debt agreement.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the euro and, to a lesser extent, the Australian dollar, British pound, Canadian dollar, Chinese yuan, Danish krone, Hong Kong dollar, Indian rupee, Japanese yen, South African rand, South Korean won, Malaysian ringgit, Mexican peso, Norwegian kroner, Singapore dollar, Swedish krona and Swiss franc. Due to our dependence on manufacturing operations in China, changes in the value of the Chinese yuan may have a material impact on our supply channels and manufacturing costs, including component and assembly costs. Due to our vertical nature whereby a significant portion of goods are sourced from our owned entities, we also have foreign currency risk relating to the settlement of intercompany inventory transactions.
We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in fiscal year 2021 and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

The following table shows our outstanding forward contracts designated as cash flow hedges for intercompany inventory transactions (in millions) at January 1, 2022 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	40.5	U.S. dollar	49.1	November 2022
Canadian dollar	9.5	U.S. dollar	7.6	December 2022
British pound	3.3	U.S. dollar	4.6	December 2022
Mexican peso	36.8	U.S. dollar	1.8	March 2022
Japanese yen	573.4	U.S. dollar	5.3	December 2022
Australian dollar	4.0	U.S. dollar	3.0	June 2022
U.S. Dollar	3.8	Japanese Yen	415.0	May 2022
If we were to settle our forward contracts listed in the table above as of January 1, 2022, the net result would have been a net gain of approximately $3.3 million, net of taxes. As of January 1, 2022, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $19.8 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of January 1, 2022, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $49.2 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of January 1, 2022, a 100 basis point increase in interest rates would increase annual interest expense by approximately $1.5 million.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fossil Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fossil Group, Inc. and subsidiaries (the "Company") as of January 1, 2022 and January 2, 2021, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended January 1, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the inventory excess and obsolescence allowance included the following, among others:

▪We tested the effectiveness of controls over the inventory excess and obsolescence valuation adjustment, specifically the control over the estimation of the net realizable value of inventory.
▪We evaluated management’s ability to estimate net realizable value by comparing management’s estimates to subsequent transactions, taking into account changes in market conditions subsequent to January 1, 2022.
▪We evaluated the method and assumptions used by management to estimate net realizable value by:
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
▪Tested the completeness of the inventory valuation adjustment by:
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
▪Tested the mathematical accuracy of the inventory excess and obsolescence allowance by recalculating the net realizable value and comparing our recalculation to the recorded balance.
▪Compared management’s prior-year estimate of the inventory excess and obsolescence allowance for a sample of inventory items to the recorded sales price to identify potential bias for determination of the inventory excess and obsolescence allowance.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 10, 2022
We have served as the Company's auditor since 1988.

FOSSIL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
IN THOUSANDS

	January 1, 2022	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$250,844	$315,965
Accounts receivable-net	255,131	229,847
Inventories	346,850	295,296
Prepaid expenses and other current assets	169,930	149,367
Total current assets	1,022,755	990,475
Property, plant and equipment-net	89,767	114,026
Operating lease right-of-use assets	177,597	226,815
Intangible and other assets-net	78,600	147,189
Total long-term assets	345,964	488,030
Total assets	$1,368,719	$1,478,505
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$229,877	$178,212
Short-term and current portion of long-term debt	554	41,561
Accrued expenses:
Current operating lease liabilities	58,721	64,851
Compensation	73,595	78,085
Royalties	38,714	27,554
Customer liabilities	40,886	50,941
Transaction taxes	17,147	21,271
Other	46,675	62,846
Income taxes payable	29,478	33,205
Total current liabilities	535,647	558,526
Long-term income taxes payable	20,452	19,840
Deferred income tax liabilities	504	495
Long-term debt	141,354	185,852
Long-term operating lease liabilities	174,520	230,635
Other long-term liabilities	30,884	43,125
Total long-term liabilities	367,714	479,947
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, 52,146 and 51,474 shares issued and outstanding at January 1, 2022 and January 2, 2021, respectively	521	515
Additional paid-in capital	300,848	293,777
Retained earnings	229,132	203,698
Accumulated other comprehensive income (loss)	(67,275)	(58,900)
Total Fossil Group, Inc. stockholders' equity	463,226	439,090
Noncontrolling interest	2,132	942
Total stockholders' equity	465,358	440,032
Total liabilities and stockholders' equity	$1,368,719	$1,478,505
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2021	2020	2019
Net sales	$1,870,036	$1,613,343	$2,217,712
Cost of sales	903,662	842,987	1,118,274
Gross profit	966,374	770,356	1,099,438
Operating expenses:
Selling, general and administrative expenses	842,625	835,119	1,072,912
Trade name impairments	—	2,464	16,613
Other long-lived asset impairments	9,223	31,584	8,660
Restructuring charges	21,889	36,508	29,636
Total operating expenses	873,737	905,675	1,127,821
Operating income (loss)	92,637	(135,319)	(28,383)
Interest expense	25,086	31,836	29,932
Other income (expense) - net	(14,500)	(4,828)	26,984
Income (loss) before income taxes	53,051	(171,983)	(31,331)
Provision for income taxes	26,427	(76,043)	18,681
Net income (loss)	26,624	(95,940)	(50,012)
Less: Net income attributable to noncontrolling interest	1,190	155	2,353
Net income (loss) attributable to Fossil Group, Inc.	$25,434	$(96,095)	$(52,365)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(14,423)	$19,296	$(5,606)
Cash flow hedges - net change	3,494	(2,133)	(5,599)
Pension plan activity	2,554	4,552	(4,719)
Total other comprehensive income (loss)	(8,375)	21,715	(15,924)
Total comprehensive income (loss)	18,249	(74,225)	(65,936)
Less: Comprehensive income attributable to noncontrolling interest	1,190	155	2,353
Comprehensive income (loss) attributable to Fossil Group, Inc.	$17,059	$(74,380)	$(68,289)
Earnings (loss) per share:
Basic	$0.49	$(1.88)	$(1.04)
Diluted	$0.48	$(1.88)	$(1.04)
Weighted average common shares outstanding:
Basic	51,961	51,116	50,230
Diluted	52,777	51,116	50,230
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AMOUNTS IN THOUSANDS

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Fossil Group, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
Balance, December 29, 2018	49,518	$495	$268,113	$—	$381,626	$(64,691)	$585,543	$3,088	$588,631
Common stock issued upon exercise of stock options and stock appreciation rights	1,302	13	157	—	—	—	170	—	170
Acquisition of common stock	—	—	—	(4,197)	—	—	(4,197)	—	(4,197)
Retirement of common stock	(304)	(3)	(4,194)	4,197	—	—	—	—	—
Stock-based compensation	—	—	19,064	—	—	—	19,064	—	19,064
Net income (loss)	—	—	—	—	(52,365)	—	(52,365)	2,353	(50,012)
Other comprehensive income (loss)	—	—	—	—	—	(15,924)	(15,924)	—	(15,924)
Purchase of noncontrolling interest shares	—	—	231	—	—	—	231	(793)	(562)
Distribution of noncontrolling interest earnings and other	—	—		—	—	—	—	(3,861)	(3,861)
Adoption of Accounting Standards Update ("ASU") 2016-02	—	—	—	—	(29,468)	—	(29,468)	—	(29,468)
Balance, December 28, 2019	50,516	$505	$283,371	$—	$299,793	$(80,615)	$503,054	$787	$503,841
Common stock issued upon exercise of stock options and stock appreciation rights and restricted stock units	1,127	11	(11)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(727)	—	—	(727)	—	(727)
Retirement of common stock	(169)	(1)	(726)	727	—	—	—	—	—
Stock-based compensation	—	—	11,143	—	—	—	11,143	—	11,143
Net income (loss)	—	—	—	—	(96,095)	—	(96,095)	155	(95,940)
Other comprehensive income (loss)	—	—	—	—	—	21,715	21,715	—	21,715
Balance, January 2, 2021	51,474	$515	$293,777	$—	$203,698	$(58,900)	$439,090	$942	$440,032
Common stock issued upon exercise of stock options and stock appreciation rights and restricted stock units	861	8	(8)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(2,420)	—	—	(2,420)	—	(2,420)
Retirement of common stock	(189)	(2)	(2,418)	2,420	—	—	—	—	—
Stock-based compensation	—	—	9,497	—	—	—	9,497	—	9,497
Net income (loss)	—	—	—	—	25,434	—	25,434	1,190	26,624
Other comprehensive income (loss)	—	—	—	—	—	(8,375)	(8,375)	—	(8,375)
Balance, January 1, 2022	52,146	$521	$300,848	$—	$229,132	$(67,275)	$463,226	$2,132	$465,358

See notes to consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
AMOUNTS IN THOUSANDS

Fiscal Year	2021	2020	2019
Operating Activities:
Net income (loss)	$26,624	$(95,940)	$(50,012)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	29,606	43,134	54,792
Non-cash lease expense	90,250	109,327	120,011
Stock-based compensation	9,497	11,143	15,845
(Decrease) increase in allowance for returns and markdowns	(6,420)	(29,903)	15,752
Gain on disposal of assets	(5,218)	(13,611)	(4,584)
Gain on asset divestitures	—	—	(23,134)
Property, plant and equipment and other long-lived asset impairment losses	9,223	31,584	8,660
Trade name impairment losses	—	2,464	16,613
Non-cash restructuring charges	655	2,532	5,196
Bad debt expense	3,070	9,535	2,921
Other non cash items	17,861	13,737	(1,424)
Loss on extinguishment of debt	13,005	—	3,044
Contingent consideration remeasurement	347	628	(601)
Changes in operating assets and liabilities:
Accounts receivable	(35,453)	60,747	30,940
Inventories	(62,261)	168,603	(78,135)
Prepaid expenses and other current assets	20,920	(27,714)	10,994
Accounts payable	53,934	3,500	4,862
Accrued expenses	(12,927)	3,001	(30,049)
Income taxes	3,085	(60,030)	4,570
Operating lease liabilities	(105,769)	(131,499)	(120,470)
Net cash provided by (used in) operating activities	50,029	101,238	(14,209)
Investing Activities:
Additions to property, plant and equipment	(10,293)	(8,738)	(20,894)
Decrease (increase) in intangible and other assets	6,031	(1,956)	(3,252)
Proceeds from the sale of property, plant and equipment	11,369	78	1,255
Proceeds from asset divestitures	—	—	41,570
Net cash provided by (used in) investing activities	7,107	(10,616)	18,679
Financing Activities:
Acquisition of common stock for employee tax withholdings	(2,420)	(727)	(4,197)
Distribution of noncontrolling interest earnings	—	—	(3,861)
Debt borrowings	254,717	317,250	685,332
Debt payments	(354,389)	(295,771)	(870,552)
Debt issuance costs and other	(10,479)	(10,000)	(15,208)
Net cash (used in) provided by financing activities	(112,571)	10,752	(208,486)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(4,239)	15,123	882
Net (decrease) increase in cash and cash equivalents, and restricted cash	(59,674)	116,497	(203,134)
Cash and cash equivalents, and restricted cash:
Beginning of year	324,246	207,749	410,883
End of year	$264,572	$324,246	$207,749
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies
Consolidated Financial Statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its subsidiaries (the "Company"). The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion accessories on a global basis. The Company's products are sold primarily through department stores, specialty retailers, Company-owned retail stores and commercial websites worldwide. The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to fiscal years 2021, 2020 and 2019 are for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively. The Company's fiscal year periodically results in a 53-week year instead of a normal 52-week year. The fiscal year ended January 2, 2021 was a 53-week year, with the additional week included in the first quarter of the fiscal year. Accordingly, the information presented herein includes 52 weeks of operations for fiscal years 2021 and 2019 as compared to 53 weeks in fiscal year 2020. All intercompany balances and transactions are eliminated in consolidation.
Effective during fiscal year 2021, the Company made a change to the presentation of reportable segments to include all information technology costs within its Corporate cost area. Additionally, the Company made a change to the presentation of product net sales to include third-party smartwatch bands within the smartwatch product type. Third-party smartwatch bands were previously reported within the jewelry product type. The Company's historical segment disclosures have been recast to be consistent with its current presentation.
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
The Company has entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of products bearing the brand names of certain globally recognized fashion companies. Sales of the Company's licensed products amounted to 50.5%, 47.3% and 45.7% of the consolidated net sales for fiscal years 2021, 2020 and 2019, respectively, of which MICHAEL KORS® product sales accounted for 20.9%, 17.0% and 19.2% of the consolidated net sales for fiscal years 2021, 2020 and 2019, respectively, and EMPORIO ARMANI® product sales accounted for 18.4%, 19.1% and 15.2% of the consolidated net sales for fiscal years 2021, 2020 and 2019, respectively.
Cash Equivalents are considered all highly liquid investments with original maturities of three months or less.
Restricted Cash was comprised primarily of restricted cash balances for tax assessment amounts included in escrow and pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of January 1, 2022, January 2, 2021 and December 28, 2019 that are presented in the consolidated statement of cash flows (in thousands):

	January 1, 2022	January 2, 2021	December 28, 2019
Cash and cash equivalents	$250,844	$315,965	$200,218
Restricted cash included in prepaid expenses and other current assets	117	121	30
Restricted cash included in intangible and other assets-net	13,611	8,160	7,501
Cash, cash equivalents and restricted cash	$264,572	$324,246	$207,749
Accounts Receivable at the end of fiscal years 2021 and 2020 are stated net of doubtful accounts of approximately $16.4 million and $20.8 million, respectively.
Inventories are stated at the lower of cost and net realizable value, including any applicable duty and freight charges. Inventory held at consignment locations is included in the Company's finished goods inventory, and at the end of fiscal years 2021 and 2020, was $28.2 million and $46.0 million, respectively.
Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using the Company's incremental borrowing rate, adjusted for the lease term and lease country, unless the implicit rate is readily determinable. Lease assets also include any upfront lease payments made and are reduced by lease incentives. Some lease terms include options to extend or terminate the lease and they are included in the measurement of the lease assets and lease liabilities if the Company is reasonably certain that those options will be exercised. Variable lease payments are expensed as incurred and include certain index-based changes in rent and certain non-lease components such as maintenance and other services provided by the lessor to the extent the charges are variable. The Company evaluates contractual arrangements at inception to determine if individual agreements are a lease or contain an identifiable lease component as defined by Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"). When evaluating contracts to determine appropriate classification and recognition under ASC 842, judgment may be necessary to determine, among other criteria, if an embedded leasing arrangement exists, the length of the term, classification as either an operating or financing lease and whether renewal or termination options are reasonably certain to be exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease agreements with lease and non-lease components are combined as a single lease component for all classes of underlying assets. The depreciable life of lease assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Lease assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Lease impairment losses of $7.5 million, $27.3 million and $7.9 million were recorded in other long-lived asset impairments and impairment losses of $0.7 million, $2.9 million and $1.7 million were recorded in restructuring charges in fiscal years 2021, 2020 and 2019, respectively.
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
Property, plant and equipment is evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Property, plant and equipment impairment losses of underperforming Company-owned retail stores of $1.7 million, $4.0 million and $0.7 million were recorded in other long-lived asset impairments and impairment losses of $0.2 million, $1.1 million and $0.6 million were recorded in restructuring charges in fiscal years 2021, 2020 and 2019, respectively.
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

The fair value of the Company's MICHELE® trade name was estimated using the relief from royalty method. No impairment charges were recorded to the MICHELE trade name during fiscal years 2021 or 2019. Pre-tax impairment charges of $2.5 million were recorded to the MICHELE trade name during fiscal year 2020. The SKAGEN® trade name is being fully amortized on a straight-line basis over its estimated remaining useful life of four years as of January 1, 2022. No impairment charges were recorded to the SKAGEN trade name during fiscal years 2021 or 2020. Pre-tax impairment charges of $16.6 million were recorded to the SKAGEN trade name for fiscal year 2019.
Accrued Expenses includes liabilities relating to employee compensation, operating lease liabilities, royalties, warranties, duty, gift cards, foreign exchange forward contracts ("forward contracts") and other accrued liabilities which are current in nature.
Other Long-Term Liabilities includes obligations relating to asset retirements, forward contracts and defined benefits relating to certain international employees and other liabilities that are not current in nature.
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
Foreign Transaction Gains and Losses are those changes in exchange rates of currencies not considered the functional currency that affects cash flows and the related receivables or payables. The Company incurred net foreign currency transaction gains (losses) of approximately $(4.0) million, $(6.5) million and $3.9 million for fiscal years 2021, 2020 and 2019, respectively. These net gains (losses) have been included in other income (expense)—net in the Company's consolidated statements of income (loss) and comprehensive income (loss).
Revenues from sales of the Company's products, including those that are subject to inventory consignment agreements, are recognized when control of the product is transferred to the customer and in an amount that reflects the consideration the Company expects to be entitled in exchange for the product. The Company accepts limited returns from customers. The Company continually monitors returns and maintains a provision for estimated returns based upon historical experience and any specific issues identified. Product returns are accounted for as reductions to revenue and cost of sales and increases to customer liabilities and other current assets to the extent the returned product is resalable. The Company recorded an estimated returns provision of $40.1 million and $49.8 million in accrued expenses as of the end of fiscal years 2021 and 2020, respectively. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales. See Note 2—Revenue, for more information regarding the Company's revenue recognition policy.
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
Operating Expenses include selling, general and administrative ("SG&A"), trade name impairments, other long-lived asset impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company's retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize the Company’s infrastructure and store closures. See Note 20—Restructuring for additional information on the Company’s restructuring plan.

Advertising Costs for digital marketing and in-store advertising as well as co-op advertising, product displays, show/exhibit costs, advertising royalties related to the sales of licensed brands, internet costs associated with affiliation fees and sample costs are expensed as incurred within SG&A. Advertising costs were $168.4 million, $126.3 million and $171.0 million for fiscal years 2021, 2020 and 2019, respectively.
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
Research and Development Costs are incurred primarily through the Company's in-house engineering team and also through some outside consulting and labor and consist primarily of personnel-related expenses, tooling and prototype materials and overhead costs. The Company’s research and development ("R&D") expenses are related to designing and developing new products and features and improving existing products. The Company's R&D expenses are recorded in SG&A and were $27.2 million, $25.9 million and $32.4 million in fiscal years 2021, 2020 and 2019, respectively.

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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands except per share data):

Fiscal Year	2021	2020	2019
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$25,434	$(96,095)	$(52,365)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	51,961	51,116	50,230
Basic EPS	$0.49	$(1.88)	$(1.04)
Diluted EPS computation:
Basic weighted average common shares outstanding	51,961	51,116	50,230
Diluted weighted average common shares outstanding	52,777	51,116	50,230
Diluted EPS	$0.48	$(1.88)	$(1.04)
Approximately 0.3 million, 2.4 million and 3.4 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in fiscal years 2021, 2020 and 2019, respectively, because they were anti-dilutive, including approximately 13,000, 0.3 million and 0.6 million weighted performance-based shares in fiscal years 2021, 2020 and 2019, respectively.
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
Recently Issued Accounting Standards
In November 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance ("ASU 2021-10"). The new standard increases transparency of government assistance by focusing on the types of assistance given, an entity's accounting for the assistance, and the effect of the assistance on the entity's financial statements to allow for more comparable information for investors and other financial statement users. This standard is effective for financial statements issued for annual periods beginning after December 15, 2021, but early adoption is permitted. This standard will not have a material impact on the Company's consolidated financial statements or related disclosures.
In October 2021, the FASB issued ASU 2021-08, Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). The guidance is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. The guidance requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606 as if they had originated the contracts, as opposed to at fair value on the acquisition date. The standard will be effective for business combinations that occur after January 1, 2023. Early adoption is permitted. The guidance will be applied prospectively to acquisitions occurring on or after the effective date. While the impact of this amendment is dependent on the nature of any future transactions, the Company currently does not expect this standard to have a material impact on the Company's consolidated financial statements or related disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04") and subsequent guidance that clarified the scope and application of its original guidance. ASU 2020-04 provides optional expedients and exceptions to the current guidance on contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company will adopt these standards when LIBOR is discontinued and does not expect them to have a material impact on its consolidated financial statements or related disclosures.
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in Income Taxes (Topic 740). It also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 at the beginning of the first quarter of fiscal year 2021, and it did not have a material effect on the Company's consolidated financial statements.

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
Disaggregation of Revenue. Due to changes in the Company’s product types as discussed in Note 1 to the Consolidated Financial Statements, product results for fiscal years 2020 and 2019 have been recast to present results on a comparable basis. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	Fiscal Year 2021
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches:
Traditional watches	$531,392	$396,787	$359,266	$1,054	$1,288,499
Smartwatches	110,726	74,888	38,261	24	223,899
Total watches	$642,118	$471,675	$397,527	$1,078	$1,512,398
Leathers	95,197	31,809	30,636	—	157,642
Jewelry	41,350	95,995	21,500	—	158,845
Other	7,258	10,738	5,494	17,661	41,151
Consolidated	$785,923	$610,217	$455,157	$18,739	$1,870,036

Timing of Revenue Recognition
Revenue recognized at a point in time	$784,287	$608,946	$454,558	$8,328	$1,856,119
Revenue recognized over time	1,636	1,271	599	10,411	13,917
Consolidated	$785,923	$610,217	$455,157	$18,739	$1,870,036

	Fiscal Year 2020
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches:
Traditional watches	$403,262	$317,209	$337,444	$24	$1,057,939
Smartwatches	110,680	87,349	50,713	20	248,762
Total watches	$513,942	$404,558	$388,157	$44	$1,306,701
Leathers	104,621	36,570	32,430	—	173,621
Jewelry	17,295	71,171	7,596	—	96,062
Other	6,355	10,065	6,168	14,371	36,959
Consolidated	$642,213	$522,364	$434,351	$14,415	$1,613,343

Timing of Revenue Recognition
Revenue recognized at a point in time	$639,948	$520,878	$433,648	$5,451	$1,599,925
Revenue recognized over time	2,265	1,486	703	8,964	13,418
Consolidated	$642,213	$522,364	$434,351	$14,415	$1,613,343

	Fiscal Year 2019
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches:
Traditional watches	$617,352	$441,892	$420,355	$38	$1,479,637
Smartwatches	154,611	115,631	55,168	41	325,451
Total watches	$771,963	$557,523	$475,523	$79	$1,805,088
Leathers	145,632	47,308	45,679	—	238,619
Jewelry	22,444	92,872	5,254	—	120,570
Other	9,926	17,791	8,700	17,018	53,435
Consolidated	$949,965	$715,494	$535,156	$17,097	$2,217,712

Timing of Revenue Recognition
Revenue recognized at a point in time	$947,353	$714,056	$534,403	$6,145	$2,201,957
Revenue recognized over time	2,612	1,438	753	10,952	15,755
Consolidated	$949,965	$715,494	$535,156	$17,097	$2,217,712

Contract Balances. As of January 1, 2022, the Company had no material contract assets on the consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $4.9 million and $9.9 million as of January 1, 2022 and January 2, 2021, respectively, related to remaining performance obligations on licensing income, (ii) $3.0 million and $4.6 million as of January 1, 2022 and January 2, 2021, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $3.6 million and $4.2 million as of January 1, 2022 and January 2, 2021, respectively, related to gift cards issued.
Shipping and Handling Fees. The Company accounts for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.

3. Inventories
Inventories consisted of the following (in thousands):

At Fiscal Year End	2021	2020
Components and parts	$23,668	$25,016
Work-in-process	2	7,913
Finished goods	323,180	262,367
Inventories	$346,850	$295,296

4. Warranty Liabilities
The Company's warranty liabilities are primarily related to watch products and are included in accrued expenses—other in the consolidated balance sheets. The Company's watch products are covered by limited warranties of various lengths against defects in materials or workmanship. The Company's warranty liability is estimated using historical warranty repair expense. As changes occur in sales volumes and warranty costs, the warranty accrual is adjusted as necessary. Due to the nature of smartwatch products, their warranty costs are usually more than traditional products. A shift in product mix from traditional to smartwatch products generally results in an increase in the Company's warranty liabilities. Warranty liability activity consisted of the following (in thousands):

Fiscal Year	2021	2020	2019
Beginning balance	$21,916	$23,095	$22,807
Settlements in cash or kind	(10,263)	(14,843)	(18,073)
Warranties issued and adjustments to preexisting warranties(1)	7,506	13,664	18,361
Ending balance	$19,159	$21,916	$23,095
____________________________________________
(1)Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

At Fiscal Year End	2021	2020
Prepaid royalties	$36,507	$24,391
Prepaid taxes	26,400	27,280
Current income tax receivable	57,641	37,674
Other receivables	5,419	8,230
Forward contracts	3,452	345
Inventory returns	12,322	16,650
Property held for sale	3,291	10,359
Short term deposits	835	1,238
Other	24,063	23,200
Prepaid expenses and other current assets	$169,930	$149,367
6. Property, Plant and Equipment
Property, plant and equipment—net consisted of the following (in thousands):

At Fiscal Year End	2021	2020
Land	$4,441	$5,833
Buildings	24,873	31,474
Machinery and equipment	38,193	41,327
Furniture and fixtures	81,347	93,423
Computer equipment and software	210,965	225,352
Leasehold improvements	163,312	182,169
Construction in progress	3,299	1,623
	526,430	581,201
Less accumulated depreciation and amortization	436,663	467,175
Property, plant and equipment-net	$89,767	$114,026

7. Intangible and Other Assets
Intangible and other assets-net consisted of the following (in thousands):

		2021		2020
At Fiscal Year End	Useful Lives	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,775	$3,310	$3,775	$3,198
Customer lists	5 - 10 yrs.	41,403	40,353	42,387	39,406
Patents	3 - 20 yrs.	2,371	2,013	2,371	1,973
Developed technology	7 yrs.	2,193	1,645	2,193	1,097
Trade name	6 yrs.	4,502	1,688	4,502	938
Other	7 - 20 yrs.	537	352	544	301
Total intangibles-subject to amortization		54,781	49,361	55,772	46,913
Intangibles-not subject to amortization:
Trade names		8,881		8,895
Other assets:
Other deposits		19,418		19,762
Deferred compensation plan assets		—		6,257
Deferred tax asset-net		24,552		33,893
Restricted cash		13,611		8,159
Tax receivable		53		58,734
Investments		327		327
Debt issuance costs		4,578		—
Other		1,760		2,303
Total other assets		64,299		129,435
Total intangible and other assets		$127,961	$49,361	$194,102	$46,913
Total intangible and other assets-net			$78,600		$147,189
Amortization expense for intangible assets was $3.4 million for fiscal year 2021 and $7.1 million for both fiscal years 2020 and 2019. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2022	$2,487
2023	895
2024	884
2025	693
2026	102
Thereafter	359

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

If the cash flow hedge relationship is terminated, the derivative's gains or losses that are recorded in accumulated other comprehensive income (loss) will be immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges for fiscal years 2021, 2020 or 2019.
As of January 1, 2022, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	40.5	U.S. dollar	49.1
Canadian dollar	9.5	U.S. dollar	7.6
British pound	3.3	U.S. dollar	4.6
Mexican peso	36.8	U.S. dollar	1.8
Japanese yen	573.4	U.S. dollar	5.3
Australian dollar	4.0	U.S. dollar	3.0
U.S. dollar	3.8	Japanese Yen	415.0
Non-designated Hedges.    The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of January 1, 2022, the Company did not have any non-designated forward contracts. As of January 2, 2021, the Company had non-designated forward contracts of $1.4 million on 21.9 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The effective portion of gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during fiscal years 2021, 2020 and 2019 are set forth below (in thousands):

Fiscal Year	2021	2020	2019
Cash flow hedges:
Forward contracts	$5,868	$2,217	$6,060
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$5,868	$2,217	$6,060

The following table illustrates the effective portion of gains and losses on derivative instruments recorded in other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during fiscal years 2021, 2020 and 2019 (in thousands):

Derivative Instruments	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$2,429	$3,748	$9,939
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(55)	$602	$1,720
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$37	$(113)	$(88)
The following table discloses the fair value amounts for the Company's derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	January 1, 2022		January 2, 2021		January 1, 2022		January 2, 2021
	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$3,452	Prepaid expenses and other current assets	$345	Accrued expenses-other	$177	Accrued expenses-other	$2,178
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Accrued expenses-other	—	Accrued expenses-other	86
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	—	Intangible and other assets-net	48	Other long-term liabilities	—	Other long-term liabilities	35
Total		$3,452		$393		$177		$2,299
The following table summarizes the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	Fiscal Year 2021		Fiscal Year 2020
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$903,662	$(14,500)	$842,987	$(4,828)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	2,429	(55)	3,748	602
Forward contracts not designated as cash flow hedging instruments:
Total gain (loss) recognized in income	—	37	—	(113)

At the end of fiscal year 2021, the Company had forward contracts designated as cash flow hedges with maturities extending through December 2022. As of January 1, 2022, an estimated net gain of $3.3 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 1, 2022 (in thousands):

	Fair Value at January 1, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$3,452	$—	$3,452
Total	$—	$3,452	$—	$3,452
Liabilities:
Contingent consideration	$—	$—	$1,840	$1,840
Forward contracts	—	177	—	177
Total	$—	$177	$1,840	$2,017

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
The Company's deferred compensation plan (the "Deferred Plan") was terminated during fiscal year 2021, with the final distributions taking place in fiscal year 2021. The Deferred Plan assets at January 2, 2021 were recorded in intangible and other assets-net in the Company’s consolidated balance sheets and the fair values were based on quoted prices.
The fair values of the Company's forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.
Operating lease right-of-use assets with a carrying amount of $17.0 million and property, plant and equipment—net with a carrying amount of $3.0 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $8.7 million and $1.2 million, respectively, resulting in total pre-tax impairment charges of $10.1 million for fiscal year 2021.
The fair values of operating lease right-of-use ("ROU") assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $10.1 million impairment expense, $3.5 million, $3.5 million and $2.2 million were recorded in other long-lived asset impairments in the Americas, Europe and Asia segments, respectively, and $0.7 million and $0.2 million were recorded in restructuring charges in Europe and the Americas segments, respectively.
In fiscal year 2020, operating lease right-of-use assets with a carrying amount of $49.6 million and property, plant and equipment—net with a carrying amount of $7.5 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $19.4 million and $2.4 million, respectively, resulting in total pre-tax impairment charges of $35.3 million. Of the $35.3 million impairment expense, $23.0 million, $7.3 million and $1.0 million were recorded in other long-lived asset impairments in the Americas, Europe and Asia segments, respectively, and $2.3 million, $0.9 million and $0.8 million were recorded in restructuring charges in the Americas, Europe and Asia segments, respectively.
The fair value of trade names are measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discounts rates and implied royalty rates. No trade name impairment was recorded during fiscal year 2021.
In fiscal year 2020, the MICHELE trade name with a carrying amount of $10.9 million was written down to its implied fair value of $8.4 million, resulting in a pre-tax impairment charge of $2.5 million. The trade name impairment was recorded to the Corporate cost area.

10. Debt
The Company's debt consisted of the following, excluding finance lease obligations, (in millions):

	January 1, 2022	January 2, 2021
Revolving facility (1)	$—	$98.3
Senior notes(2)	150.0	—
U.S. term loan(3)	—	152.0
Other international	0.5	0.5
Total debt	$150.5	$250.8
Less current portion	0.5	40.5
Long-term debt	$150.0	$210.3
___________________________________________
(1)Excludes debt issuance costs of $6.2 million at January 2, 2021, respectively.
(2)Excludes debt issuance costs of $8.7 million at January 1, 2022.
(3)Excludes debt issuance costs and original issue discount of $11.4 million and $7.4 million, respectively at January 2, 2021.

U.S.-Based. On September 26, 2019, the Company and Fossil Partners L.P., as the U.S. borrowers (the “U.S. Borrowers”), and Fossil Group Europe GmbH (the “Swiss Borrower”), Fossil Asia Pacific Limited (the “Hong Kong Borrower”), Fossil (Europe) GmbH (the “German Borrower”), Fossil (UK) Limited (the “UK Borrower”) and Fossil Canada Inc. (the “Canadian Borrower”), as the non-U.S. borrowers, certain other subsidiaries of the Company from time to time party thereto designated as borrowers (such subsidiaries, together with the U.S. Borrowers, the Swiss Borrower, the Hong Kong Borrower, the German Borrower, the UK Borrower and the Canadian Borrower, the “ABL Borrowers”), and certain subsidiaries of the Company from time to time party thereto as guarantors, entered into an asset-based revolving credit agreement (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the “ABL Agent”), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the “ABL Lenders”). In addition, on September 26, 2019, the Company, as borrower, entered into a term credit agreement (the "Term Credit Agreement").
On November 3, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with B. Riley Securities, Inc., as representative of the several underwriters named therein (the “Underwriters”), providing for the issuance and sale (the "Notes Offering”) of $140.0 million aggregate principal amount of the Company’s 7.00% Senior Notes due 2026 (the "Senior Notes”) plus up to an additional $10.0 million aggregate principal amount of Senior Notes pursuant to an option to purchase additional notes (the "Additional Notes”, and together with the Senior Notes, the "Notes”). The Senior Notes were offered pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-259352), which was declared effective by the Securities and Exchange Commission on September 30, 2021. On November 8, 2021, the Company consummated the issuance and sale of $150.0 million aggregate principal amount of the Senior Notes, including the full exercise of the underwriters’ option.
On November 8, 2021, the Company entered into an indenture (the "Base Indenture”) and a first supplemental indenture (the "First Supplemental Indenture” and, together with the Base Indenture, the "Indenture”) with The Bank of New York Mellon Trust Company, N.A., as trustee (the "Trustee”). The Indenture establishes the form, and provides for the issuance, of the Notes.
The Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The Notes bear interest at the rate of 7.00% per annum. Interest on the Notes is payable quarterly in arrears on February 28, May 31, August 31 and November 30 of each year, commencing on February 28, 2022. The Notes will mature on November 30, 2026.
The Company may redeem the Notes for cash in whole or in part at any time at its option. Prior to November 30, 2023, the redemption price will be $25.00 per $25.00 principal amount of Notes, plus a "make-whole” premium consisting of the greater of (1) 1.0% of the principal amount of the Note and (2) the excess of (a) the present value at such redemption date of (i) the redemption price of the Note at November 30, 2023 plus (ii) all required interest payments due on the Note through November 30, 2023 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points discounted to the redemption date on a semi-annual basis (assuming a 360- day year consisting of twelve 30-day months), over (b) the principal amount of the Note, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. On and after November 30, 2023 the Company may redeem the Notes (i) on or after November 30, 2023 and prior to November 30, 2024, at a price equal to $25.50 per $25.00 principal amount of Notes, (ii) on or after November 30, 2024 and prior to November 30, 2025, at a price equal to $25.25 per $25.00 principal amount of Notes and (iii) on or after November 30, 2025, at a price equal to $25.00 per $25.00 principal amount of Notes, plus (in each case noted above) accrued and unpaid interest, if any, to, but excluding, the date of redemption.
The Indenture contains customary events of default and cure provisions. If an event of default (other than an event of default of the type described in the following sentence) occurs and is continuing with respect to the Notes, the Trustee may, and at the direction of the registered holders of at least 25% in aggregate principal amount of the outstanding debt securities of the Notes shall, declare the principal amount plus accrued and unpaid interest, premium and additional amounts, if any, on the Notes that series to be due and payable immediately. If an event of default relating to certain events of bankruptcy, insolvency or reorganization of the Company occurs, the principal amount plus accrued and unpaid interest, and premium, if any, on the Notes will become immediately due and payable without any action on the part of the Trustee or any holder of the Notes.
On November 8, 2021, the Company used the majority of the net proceeds from the Notes Offering to repay the outstanding borrowings under the Term Credit Agreement. In connection with the repayment of the outstanding borrowings under the Term Credit Agreement, the Company incurred prepayment fees and accrued interest costs of $2.6 million and wrote off $7.1 million of debt issuance costs and $4.6 million of original issuance discount related to the Term Credit Agreement. The remaining net proceeds were used for general corporate purposes.
The Revolving Facility provides that the ABL Lenders may extend revolving loans in an aggregate principal amount not to exceed $225.0 million at any time outstanding (the “Revolving Credit Commitment”), of which up to $125.0 million is available under a U.S. facility, an aggregate of $70.0 million is available under a European facility, $20.0 million is available under a Hong Kong facility, $5.0 million is available under a French facility, and $5.0 million is available under a Canadian facility, in each case, subject to the borrowing base availability limitations described below. The Revolving Facility also includes an up to $45.0 million subfacility for the issuance of letters of credit (the “Letters of Credit”). The Revolving Facility will expire and be due and payable on September 26, 2024. The French facility includes a $1.0 million subfacility for swingline loans, and the European facility includes a $7.0 million subfacility for swingline loans. The Revolving Facility is subject to a line cap equal to the lesser of the total Revolving Credit Commitment and the aggregate borrowing bases under the U.S. facility, the European facility, the Hong Kong facility, the French facility and the Canadian facility. Loans under the Revolving Facility may be made in U.S. dollars, Canadian dollars, euros, Hong Kong dollars or pounds sterling.
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
The ABL Borrowers have the right to request an increase to the commitments under the Revolving Facility or any subfacility in an aggregate principal amount not to exceed $75.0 million in increments no less than $10.0 million, subject to certain terms and conditions as defined in the Revolving Facility.

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
During fiscal year 2021, the Company had net borrowings of $150.0 million under the Notes and net repayments of $152.0 million under the Term Loan. The Company had net repayments of $96.1 million under the Revolving Facility during fiscal year 2021. As of January 1, 2022, the Company had available borrowing capacity of approximately $199.7 million under the Revolving Facility. As of January 1, 2022, the Company had approximately $4.6 million of debt issuance costs associated with the Revolving Facility that are recorded in intangible and other assets-net on the Company's consolidated balance sheets. The Company incurred approximately $11.6 million, $1.6 million and $1.0 million of interest expense under the Term Credit Agreement, Notes and Revolving Facility, respectively, during fiscal year 2021. The Company incurred approximately $9.0 million of interest expense related to the amortization of debt issuance costs and the original issue discount during fiscal year 2021. At January 1, 2022, the Company was in compliance with all debt covenants related to its debt agreement.
Foreign-Based. Fossil South Africa entered into a 25 million South African rand short-term note with First National Bank (the "Fossil South Africa Note") that is used for working capital purposes. The Fossil South Africa Note bears interest at the bank's prime rate, 7.25% as of year end 2021. The Fossil South Africa note is reviewed annually for renewal. South African rand-based borrowings, in U.S. dollars, under the Fossil South Africa Note were approximately $0.5 million as of January 1, 2022.
The Company's debt as of January 1, 2022, excluding finance lease obligations, matures as follows (in millions):

Less than 1 Year	$0.5
Year 2	—
Year 3	—
Year 4	—
Year 5	150.0
Principal amounts repayable	150.5
Debt issuance costs	(8.7)
Total debt outstanding	$141.8

11. Other Income (Expense)—Net

Other income (expense)—net consisted of the following (in thousands):

Fiscal Year	2021	2020	2019
Interest income	$407	$573	$2,075
Contingent consideration remeasurement	(347)	(628)	601
Equity in losses of unconsolidated investment	(349)	(345)	(371)
Extinguishment of debt	(13,005)	—	(3,044)
Gain on asset divestitures	—	—	23,134
Net currency (losses) gains	(4,016)	(6,481)	3,932
Other net gains	2,810	2,053	657
Other income (expense) - net	$(14,500)	$(4,828)	$26,984

12. Taxes
Income Taxes.    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were (in thousands):

Fiscal Year	2021	2020
Deferred income tax assets:
Inventory	3,348	4,095
Compensation	12,977	14,028
Property, plant and equipment	319	—
Trade names and customer lists	4,243	5,163
Goodwill	11,096	13,189
Undistributed earnings of certain foreign subsidiaries	57	—
Foreign accruals	11,446	12,582
Loss carryforwards	57,264	54,112
Tax credit carryforwards	5,715	2,771
Interest disallowance	8,977	9,604
Lease liabilities	32,830	54,857
Other	18,979	19,042
Deferred income tax assets total	$167,251	$189,443
Deferred income tax liabilities:
Property, plant and equipment	—	(5,807)
Undistributed earnings of certain foreign subsidiaries	—	(3,076)
Right-of-use assets	(19,469)	(36,584)
Other	(780)	(1,327)
Deferred income tax liabilities total	$(20,249)	$(46,794)
Valuation allowance	(122,953)	(109,250)
Net deferred income tax assets	$24,049	$33,399

Net deferred income tax assets	$24,553	$33,894
Net deferred income tax liabilities	(504)	(495)
Net deferred income tax assets	$24,049	$33,399

Operating Loss Carryforwards.  At January 2, 2021, the consolidated balance sheets included $47.6 million of deferred tax assets for net operating losses of foreign subsidiaries. The amounts and the fiscal year of expiration of the loss carryforwards are (in thousands):

Expires 2022 through 2026	$22,053
Expires 2027 through 2031	50,906
Expires 2032 through 2036	15,770
Expires 2037 through 2041	85,586
Indefinite	31,443
Total loss carryforwards	$205,758
At January 2, 2021, the consolidated balance sheets included $9.7 million of deferred tax assets for state income tax net operating losses. The state apportioned amounts and the fiscal year of expiration of the loss carryforwards are (in thousands):

Expires 2022 through 2026	$5,817
Expires 2027 through 2031	17,219
Expires 2032 through 2036	22,358
Expires 2037 through 2041	67,583
Indefinite	59,178
Total loss carryforwards	$172,155
The following table identifies income (loss) before income taxes for the Company's U.S. and non-U.S. based operations for the fiscal years indicated (in thousands):

Fiscal Year	2021	2020	2019
U.S.	$(32,423)	$(163,331)	$(142,141)
Non-U.S.	85,474	(8,652)	110,810
Total	$53,051	$(171,983)	$(31,331)
The Company's provision for income taxes consisted of the following for the fiscal years indicated (in thousands):

Fiscal Year	2021	2020	2019
Current provision:
U.S. federal	$1,714	$(96,224)	$2,338
Non-U.S	17,027	16,522	28,109
State and local	(274)	(681)	(2,330)
Total current	18,467	(80,383)	28,117
Deferred provision (benefit):
U.S. federal	—	—	—
Non-U.S	7,960	4,340	(9,436)
State and local	—	—	—
Total deferred	7,960	4,340	(9,436)
Provision for income taxes	$26,427	$(76,043)	$18,681

A reconciliation of the U.S. federal statutory income tax rates to the Company's effective tax rate is as follows:

Fiscal Year	2021	2020	2019
Tax at statutory rate	21.0%	21.0%	21.0%
Permanent differences	(2.5)	(4.5)	(2.0)
State, net of federal tax benefit	(2.0)	(0.1)	17.6
Foreign rate differential	(3.8)	1.2	12.8
Withholding taxes	7.5	(1.2)	(11.1)
GILTI tax-net of foreign tax credits	5.7	2.1	(24.2)
U.S. tax on foreign income-net of foreign tax credits	—	3.9	0.3
Income tax contingencies	3.9	1.6	3.2
Valuation allowances	31.9	(0.4)	(53.2)
R&D/Foreign Tax Credits	(5.6)	—	—
Deficiencies (Benefits) on employee stock awards	(0.3)	(1.4)	(10.9)
APB23 Assertion	(6.9)	—	—
Foreign deferred tax rate change	(1.1)	—	(4.5)
Non deductible foreign equity awards	0.8	(0.4)	(3.2)
Non deductible officer compensation	1.0	0.7	(3.7)
Tax exempt foreign capital gain income	—	—	6.3
Deferred adjustment	—	—	(8.0)
CARES Act Rate Benefit	—	21.7	—
Other	0.2	—	—
Provision for income taxes	49.8%	44.2%	(59.6)%
The fiscal year 2021 effective tax rate was negatively impacted by the GILTI inclusion in the U.S. tax return absorbing the net operating loss (“NOL”), increased valuation allowances on foreign NOLs and other deferred tax assets and increased accruals for tax contingency reserves. The fiscal year 2020 effective tax rate benefited from the U.S. government’s enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which included many beneficial income tax provisions including carryback of U.S. NOLs and temporary changes to the limitation on interest deductions. These provisions no longer apply in fiscal year 2021. The ability to file for refunds of prior year U.S. tax liabilities and the release of U.S. valuation allowances were the main drivers of the favorable tax rate in 2020. These favorable impacts were partially offset by foreign valuation allowances on NOLs and deferred tax assets. The Company has received the income tax refund for the 2019 U.S. tax NOL carryback and expects to receive the refund for the 2020 U.S. tax NOL carryback refund in 2022.

The Company records a valuation allowance against its deferred tax assets when recovery of those amounts on a jurisdictional basis is not more likely than not. The Company's U.S. valuation allowance analysis was increased by $9.9 million and the foreign valuation allowance on NOL's and deferred tax assets was increased by $3.8 million as compared to January 2, 2021. The total valuation allowance of $123.0 million at January 1, 2022 was comprised of $65.9 million and $57.1 million attributable to the U.S. and foreign operations, respectively.

The Company will not indefinitely reinvest $156.7 million of previously taxed but undistributed earnings of its foreign subsidiaries as of January 1, 2022. Since there will be no additional federal income tax when these amounts are repatriated, the Company has only accrued tax on foreign exchange gains and U.S. state income taxes on these earnings with an offsetting valuation allowance. Deferred U.S. federal and state income taxes and foreign taxes are not recorded on the remaining $562.0 million of undistributed earnings of foreign subsidiaries where management plans to continue reinvesting these earnings outside the U.S. As the majority of these earnings have previously been taxed in the U.S., the distribution of the earnings considered indefinitely reinvested would generally be subject only to local country withholding and U.S. state income taxes when distributed, the amount of which is not material.

The total amount of unrecognized tax benefits, excluding interest and penalties that would favorably impact the effective tax rate in future periods if recognized, was $24.8 million, $31.5 million and $35.7 million for fiscal years 2021, 2020 and 2019, respectively. The U.S. Internal Revenue Service has completed examinations of the Company's federal income tax returns through 2013. Fiscal years 2014 through 2017 could be examined in conjunction with the amended returns filed as a result of the NOL carryback claim. Fiscal years 2017-2020 remain open for federal income tax examination. The Company is also subject to examinations in various state and foreign jurisdictions for its 2011-2020 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months from January 1, 2022. As of January 1, 2022, the Company had recorded $14.2 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled or not assessed within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest in the Company's consolidated balance sheets was $8.2 million and $6.7 million at January 1, 2022 and January 2, 2021, respectively. The Company accrued no income tax-related penalties in the Company's consolidated balance sheets at January 1, 2022 and accrued $0.8 million of income tax-related penalties at January 2, 2021. The Company accrued income tax-related interest expense of $1.5 million, $1.9 million and $1.2 million in fiscal years 2021, 2020 and 2019, respectively.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the fiscal years indicated (in thousands):

Fiscal Year	2021	2020	2019
Balance at beginning of year	$31,540	$35,676	$39,909
Gross increases—tax positions in prior years	2,266	1,241	6,639
Gross decreases—tax positions in prior years	(3,016)	(4,281)	(4)
Gross increases—tax positions in current year	1,120	857	184
Settlements	(630)	—	(1,901)
Lapse in statute of limitations	(1,188)	(2,255)	(8,912)
Change due to currency revaluation	(259)	302	(239)
Balance at end of year	$29,833	$31,540	$35,676

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

During fiscal year 2021, the Company exercised the available bargain purchase option on its finance lease agreement related to property, plant and equipment, in order to purchase the assets. As of January 1, 2022, the Company did not have any significant finance lease agreements.
As a result of the COVID-19 pandemic, the Company received lease concessions from landlords in the form of rent deferrals and rent forgiveness. The Company chose the policy election provided by the FASB in April 2020 to record rent concessions as if no modifications to leases contracts were made, and thus no changes to the ROU assets and ROU liabilities were recorded for these concessions. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. As of January 1, 2022, the Company had outstanding deferred rent payments of $0.8 million, and the Company received rent forgiveness of $4.2 million for fiscal year 2021.
The components of lease expense were as follows (in thousands):

Lease Cost	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Fiscal Year 2021	Fiscal Year 2020
Operating lease cost(1)(2)	SG&A	$86,994	$106,004
Short-term lease cost	SG&A	$666	$610
Variable lease cost	SG&A	$23,452	$22,048
_______________________________________________

(1) Includes sublease income, which was immaterial.
(2) Excludes the impact of deferred or abated rent amounts.
The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Consolidated Balance Sheets Location	January 1, 2022	January 2, 2021
Assets
Operating	Operating lease ROU assets	$177,597	$226,815

Liabilities
Current:
Operating	Current operating lease liabilities	$58,721	$64,851
Noncurrent:
Operating	Long-term operating lease liabilities	$174,520	$230,635

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	January 1, 2022	January 2, 2021
Weighted-average remaining lease term:
Operating leases	5.7 years	5.9 years
Weighted-average discount rate:
Operating leases	14.1%	14.0%

Future minimum lease payments by year as of January 1, 2022 were as follows (in thousands):

Fiscal Year	Operating Leases
2022	$90,620
2023	68,361
2024	45,266
2025	31,658
2026	25,647
Thereafter	93,725
Total lease payments	$355,277
Less: Interest	122,036
Total lease obligations	$233,241

Future minimum lease payments by year as of January 2, 2021 were as follows (in thousands):

Fiscal Year	Operating Leases
2021	$101,507
2022	85,753
2023	66,909
2024	46,656
2025	33,012
Thereafter	122,318
Total lease payments	$456,155
Less: Interest	160,669
Finance lease obligations	$295,486

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year 2021	Fiscal Year 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$106,049	$131,499
Leased assets obtained in exchange for new operating lease liabilities	15,784	26,474
As of January 1, 2022, the Company did not have any material operating or finance leases that have been signed but not commenced.

14. Commitments and Contingencies
License Agreements.    The Company has various license agreements to market watches and jewelry bearing certain trademarks or incorporating certain technology owned by third parties. In accordance with these agreements, the Company incurred royalty expense of $157.8 million, $137.2 million and $161.8 million in fiscal years 2021, 2020 and 2019, respectively. These amounts are included in the Company's cost of sales or, if advertising-related, in SG&A. These license agreements have expiration dates between years 2022 and 2028 and require the Company to pay royalties ranging from 5% to 15% of defined net sales. The Company has future minimum royalty commitments through fiscal year 2028 under these license agreements as follows by fiscal year (in thousands):

Fiscal Year	Minimum Royalty Commitments
2022	$129,673
2023	21,112
2024	19,235
2025	17,090
2026	2,570
Thereafter	5,140
Total	$194,820
These minimum royalty commitments do not include amounts owed under these license agreements for obligations of the Company to pay the licensors a percentage of net sales of these licensed products.
Purchase Obligations.  As of January 1, 2022, the Company had purchase obligations totaling $441.3 million that consisted primarily of open non-cancelable purchase orders.
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
The following table summarizes the changes in the Company's asset retirement obligations (in thousands):

Fiscal Year	2021	2020
Beginning asset retirement obligation	$13,845	$12,093
Additions and changes in estimate	646	1,542
Liabilities settled during the period	(1,043)	(933)
Accretion expense	395	325
Currency translation	(682)	818
Ending asset retirement obligations	$13,161	$13,845

Litigation.    The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.

15. Stockholders' Equity
Common and Preferred Stock.    The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 52,145,738 and 51,474,034 shares issued and outstanding at fiscal year-end 2021 and 2020, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at fiscal year-end 2021 and 2020. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.

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
During the period from December 2012 to the end of fiscal year 2021, the Company repurchased approximately $1.2 billion of its common stock, representing approximately 11.8 million shares. At January 1, 2022 and January 2, 2021, all treasury stock had been effectively retired. As of January 1, 2022, the Company had $30.0 million of repurchase authorizations remaining under its repurchase plan.

16. Employee Benefit Plans
Deferred Compensation and Savings Plans.    The Company has a defined contribution savings plan (the "401(k) Plan") for substantially all U.S.-based full-time employees of the Company, which includes a Roth 401(k) option. The Company's common stock is one of several investment alternatives available under the 401(k) Plan. The Company has a discretionary match for the 401(k) Plan. Matching contributions made by the Company to the 401(k) Plan totaled approximately $2.3 million, $1.0 million and $3.2 million for fiscal years 2021, 2020 and 2019, respectively. The Company also has the right to make additional matching contributions not to exceed 15% of employee compensation. The Company did not make any additional matching contributions during fiscal years 2021, 2020 and 2019.
The Deferred Plan was terminated during 2021, with the final distributions taking place in fiscal year 2021. The Company made no contributions to the Deferred Plan during fiscal years 2021, 2020 and 2019. In prior periods, the Company made payments pursuant to the Deferred Plan into a Rabbi Trust. The Company had assets of $6.3 million related to the Company's invested balances recorded in intangible and other assets—net and liabilities of $4.4 million related to the participants' invested balances recorded in accrued expenses—other, each on the Company's consolidated balance sheets at the end of fiscal year 2020.
Stock-Based Compensation Plans.    The Company’s grants under its current stock-based compensation plans generally include: (i) stock options, restricted stock units, and performance restricted stock units for its international employees, (ii) restricted stock units for its nonemployee directors, and (iii) stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units, and performance restricted stock units for its U.S.-based employees. As of January 1, 2022, the Company had approximately $13.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock-based compensation plans. This cost is expected to be recognized over a weighted-average period of 1.6 years. All time-based or performance-based stock appreciation rights and restricted stock units are settled in shares of the Company's common stock.
Long-Term Incentive Plans.    An aggregate of 3,000,000 shares of the Company's common stock were reserved for issuance pursuant to the Company's 2016 Long-Term Incentive Plan ("2016 Plan"), adopted in March 2016. Pursuant to the First Amendment to the Company’s 2016 Long-Term Incentive Plan, which was approved by our stockholders on May 23, 2018, the number of shares of the Company’s common stock authorized for issuance under the Company’s 2016 Plan was increased from 3,000,000 to 10,288,468, such additional shares consisting of (i) 5,000,000 additional shares of common stock and (ii) up to 2,288,468 shares of common stock subject to awards under the Company’s 2008 Long-Term Incentive Plan (the “2008 Plan”) that were outstanding on March 31, 2018 and, on or after March 31, 2018, are forfeited, expire or are canceled.
Under the 2016 Plan, designated employees of the Company, including officers, certain contractors, and non-employee directors of the Company, are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) performance awards, (vi) cash awards, or (vii) any combination of the foregoing. The 2016 Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee"). Each award issued under the 2016 Plan terminates at the time designated by the Compensation Committee, not to exceed ten years. The current outstanding stock options, stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units and performance restricted stock units issued under the 2016 Plan predominantly have original vesting periods of three years. Time-based or performance-based stock appreciation rights and restricted stock units are predominately settled in shares of the Company's common stock. On the date of the Company’s annual stockholders meeting, each non-employee director automatically receives restricted stock units with a fair market value of approximately $130,000, which vest 100% on the earlier of one year from the date of grant or the date of the Company's next annual stockholders meeting, provided such director is providing services to the Company or a subsidiary of the Company on that date. Notwithstanding the foregoing, the Company’s Board of Directors elected to take a 25% reduction of such annual grant in 2020 and 2019. Beginning with the grant in fiscal year 2021, non-employee directors may elect to defer receipt of all or a portion of the restricted stock units settled in common stock of the Company upon the vesting date. In addition, beginning in fiscal year 2021, non-employee directors may defer the cash portion of their annual fees. Each participant may also elect to have the cash portion of his or her annual fees for each calendar year treated as if invested in units of common stock of the Company.
Stock Options, Stock Appreciation Rights and Performance Stock Appreciation Rights.    The fair value of stock options, stock appreciation rights and performance stock appreciation rights granted under the Company's stock-based compensation plans were estimated on the date of grant using the Black-Scholes option pricing model.
The expected term of the stock options represents the estimated period of time until exercise and is based on historical experience of similar awards. Expected stock price volatility is based on the historical volatility of the Company’s common stock. The risk‑free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. The Company did not issue stock options, stock appreciation rights and performance stock appreciation rights in fiscal years 2021, 2020 and 2019.
The following table summarizes stock option, stock appreciation rights and performance stock appreciation rights activity:

Stock Options and Stock Appreciation Rights	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	in thousands			in thousands
Outstanding at December 29, 2018	1,930	$49.25	1.3	$37
Granted	—	—
Exercised	(13)	13.65		18
Forfeited or expired	(1,408)	39.84
Outstanding at December 28, 2019	509	76.13	2.5	—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(126)	79.44
Outstanding at January 2, 2021	383	75.05	1.9	—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(101)	82.57
Outstanding at January 1, 2022	282	72.34	1.5	—
Exercisable at January 1, 2022	282	$72.34	1.5	$—
The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at January 1, 2022 and based on the fair market value of the Company's common stock on the exercise date for options/rights that were exercised during the fiscal year.

Stock Options, Stock Appreciation Rights and Performance Stock Appreciation Rights Outstanding and Exercisable.    The following tables summarize information with respect to stock options, stock appreciation rights and performance stock appreciation rights outstanding and exercisable at January 1, 2022:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	in thousands			in thousands
$101.37 - $131.46	57	128.14	0.2	57	128.14
Total	57	$128.14	0.2	57	$128.14

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	in thousands			in thousands
$29.49 - $47.99	146	40.92	2.3	146	40.92
$55.04 - $82.55	48	77.43	1.3	48	77.43
$101.37 - $113.04	31	110.68	0.3	31	110.68
Total	225	$58.28	1.8	225	$58.28

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units.    The following table summarizes restricted stock, restricted stock unit and performance restricted stock unit activity:

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	in thousands
Nonvested at December 29, 2018	3,011	$17.86
Granted	1,008	13.01
Vested	(1,293)	17.92
Forfeited	(397)	21.49
Nonvested at December 28, 2019	2,329	$15.16
Granted	1,124	3.76
Vested	(1,127)	16.42
Forfeited	(590)	12.42
Nonvested at January 2, 2021	1,736	$7.90
Granted	1,033	13.19
Vested	(861)	9.80
Forfeited	(68)	9.42
Nonvested at January 1, 2022	1,840	$9.93
The total fair value of shares/units vested during fiscal years 2021, 2020 and 2019 was $10.4 million, $4.8 million and $17.6 million, respectively.
Other Retirement Plans. The Company maintains a defined benefit plan for its employees located in Switzerland. The plan is funded through payments to an insurance company. The payments are determined by periodic actuarial calculations.

During fiscal years 2021, 2020 and 2019, the Company recorded pension gains (expenses) of ($0.6) million, ($1.3) million and $0.7 million, respectively, related to this plan. The liability for the Company's defined benefit plan was $9.3 million and $14.5 million at the end of fiscal years 2021 and 2020, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.
Under French law, the Company is required to maintain a defined benefit plan for its employees located in France, which is referred to as a "retirement indemnity." The amount of the retirement indemnity is based on the employee's last salary and duration of employment with the Company. The employee's right to receive the retirement indemnity is subject to the employee remaining with the Company until retirement. During fiscal years 2021, 2020 and 2019, the Company recorded pension gains (expenses) of $0.1 million, $0.2 million and ($0.4) million, respectively, for its retirement indemnity obligations. The liability for the Company's retirement indemnity was $1.0 million and $1.2 million at the end of fiscal years 2021 and 2020, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.
17. Supplemental Cash Flow Information
The following table summarizes supplemental cash flow information (in thousands):

Fiscal Year	2021	2020	2019
Cash paid during the year for:
Interest	$16,078	$21,194	$25,310
Income taxes, net of refunds	$(16,695)	$10,027	$18,025
Supplemental disclosures of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$581	$1,034	$2,060
Additions to property, plant and equipment acquired under finance leases	$9	$49	$83

18. Supplemental Disclosure for Accumulated Other Comprehensive Income (Loss)
The following table illustrates changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	January 1, 2022
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Pension Plan	Total
Beginning balance	$(61,178)	$850	$1,428	$(58,900)
Other comprehensive income (loss) before reclassifications	(14,423)	5,860	2,859	(5,704)
Tax (expense) benefit	—	8	(305)	(297)
Amounts reclassed from accumulated other comprehensive income (loss)	—	2,374	—	2,374
Tax (expense) benefit	—	—	—	—
Total other comprehensive income (loss)	(14,423)	3,494	2,554	(8,375)
Ending balance	$(75,601)	$4,344	$3,982	$(67,275)

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Due to changes in the Company’s reportable segments and product types as discussed in Note 1 to the Consolidated Financial Statements, segment and product results for fiscal years 2020 and 2019 have been recast to present results on a comparable basis. Summary information by operating segment was as follows (in thousands):

	Fiscal Year 2021
	Net Sales	Operating Income (Loss)	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$785,923	$157,012	$6,227	$91,840	$332,822
Europe	610,217	109,964	9,000	102,437	329,579
Asia	455,157	70,949	3,969	60,373	215,611
Corporate	18,739	(245,288)	9,912	91,314	490,707
Consolidated	$1,870,036	$92,637	$29,108	$345,964	$1,368,719

	Fiscal Year 2020
	Net Sales	Operating Income (Loss)	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$642,213	$33,064	$10,692	$112,934	$319,586
Europe	522,364	25,426	12,222	135,190	328,246
Asia	434,351	64,937	6,174	82,122	234,770
Corporate	14,415	(258,746)	13,162	157,784	595,903
Consolidated	$1,613,343	$(135,319)	$42,250	$488,030	$1,478,505

	Fiscal Year 2019
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$949,965	$66,770	$15,104	$164,097	$474,428
Europe	715,494	94,898	15,099	171,952	406,603
Asia	535,156	104,670	6,724	89,434	298,034
Corporate	17,097	(294,721)	16,515	119,791	425,667
Consolidated	$2,217,712	$(28,383)	$53,442	$545,274	$1,604,732

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows revenue for each class of similar products for fiscal years 2021, 2020 and 2019 (in thousands):

	Fiscal Year 2021		Fiscal Year 2020		Fiscal Year 2019
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$1,288,499	68.9%	$1,057,939	65.6%	$1,479,637	66.7%
Smartwatches	223,899	12.0	248,762	15.4	325,451	14.7
Total watches	$1,512,398	80.9%	$1,306,701	81.0%	$1,805,088	81.4%
Leathers	157,642	8.4	173,621	10.7	238,619	10.8
Jewelry	158,845	8.5	96,062	6.0	120,570	5.4
Other	41,151	2.2	36,959	2.3	53,435	2.4
Total	$1,870,036	100.0%	$1,613,343	100.0%	$2,217,712	100.0%
Geographic Information
Net sales and long-lived assets related to the Company's operations in the U.S., Europe, Asia and all other international markets were as follows (in thousands):

	Fiscal Year 2021
	Net Sales (1)		Long-term Assets
United States	$682,900		$150,119
Europe	614,249	(2)	117,713
Asia	458,241	(3)	65,693
All other international	114,646		12,439
Consolidated	$1,870,036		$345,964

	Fiscal Year 2020
	Net Sales (1)		Long-term Assets
United States	$546,753		$234,325
Europe	525,333	(2)	147,208
Asia	436,570	(3)	89,144
All other international	104,687		17,353
Consolidated	$1,613,343		$488,030

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2019
	Net Sales (1)		Long-term Assets
United States	$819,825		$239,032
Europe	718,216	(2)	184,507
Asia	537,503	(3)	99,565
All other international	142,168		22,170
Consolidated	$2,217,712		$545,274
_______________________________________________________________________________
(1)Net sales are based on the location of the selling entity (including exports).
(2)Net sales from Germany (including exports) accounted for more than 10% of the Company's consolidated net sales and were approximately $237.1 million, $225.5 million and $310.1 million in fiscal years 2021, 2020 and 2019, respectively.
(3)Net sales from China (including Hong Kong, Macau and Taiwan and exports) accounted for more than 10% of the Company's consolidated net sales and were approximately $261.4 million, $228.4 million and $218.1 million in fiscal years 2021, 2020 and 2019, respectively.
20. Restructuring
    In fiscal year 2019, the Company launched New World Fossil 2.0 - Transform to Grow Program (“NWF 2.0”), which was focused on optimizing the Company’s operating structure to be more efficient, with faster decision-making and a more consumer-centric focus. In addition to optimizing the way the Company goes to market, the Company pursued additional gross margin expansion opportunities. The Company has taken a zero-based budgeting approach to adjust its business model to enable more investment in digital capabilities and marketing, move closer to the consumer and react more quickly to the ever-evolving consumer shopping patterns. The Company also changed its overall business processes and resources, creating a more centrally directed operating model, reducing complexity and redundancy, and operating at a lower cost base. The NWF 2.0 restructuring program was expanded to address additional challenges posed by COVID-19, including a number of cost saving measures such as store closures. The Company estimates NWF 2.0 charges of $5 million for fiscal year 2022.
The following tables show a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	Fiscal Year 2021
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	January 2, 2021	Charges			January 1, 2022
Store closures	$240	$1,215	$500	$655	$300
Professional services	2,280	5,695	7,332	—	643
Severance and employee-related benefits	7,741	14,979	18,332	—	4,388
Total	$10,261	$21,889	$26,164	$655	$5,331

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2020
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	December 28, 2019	Charges			January 2, 2021
Store closures	$22	$4,347	$1,597	$2,532	$240
Professional services	2,824	7,503	8,047	—	2,280
Severance and employee-related benefits	4,238	24,658	21,155	—	7,741
Total	$7,084	$36,508	$30,799	$2,532	$10,261

	Fiscal Year 2019
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	December 29, 2018	Charges			December 28, 2019
Store closures	$—	$597	$—	$575	$22
Professional services	—	8,039	5,215	—	2,824
Severance and employee-related benefits	—	10,195	5,957	—	4,238
Total	$—	$18,831	$11,172	$575	$7,084

NWF 2.0 restructuring charges by operating segment were as follows (in thousands):

	2021	2020	2019
Americas	$2,356	$4,969	$2,048
Europe	9,868	12,630	9,333
Asia	5,072	8,823	773
Corporate	4,593	10,086	6,677
Consolidated	$21,889	$36,508	$18,831

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of January 1, 2022, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of January 1, 2022.
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
Management, including our CEO and our CFO, assessed the effectiveness of the Company's internal control over financial reporting as of January 1, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of January 1, 2022.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended January 1, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fossil Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fossil Group, Inc. and subsidiaries (the “Company”) as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2022 of the Company and our report, dated March 10, 2022, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
March 10, 2022

Item 9B.    Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
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

March 10, 2022	FOSSIL GROUP, INC.
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

Signature	Capacity	Date

/s/ KOSTA N. KARTSOTIS	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 10, 2022
Kosta N. Kartsotis
/s/ SUNIL M. DOSHI	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 10, 2022
Sunil M. Doshi
/s/ MARK R. BELGYA	Director	March 10, 2022
Mark R. Belgya
/s/ WILLIAM B. CHIASSON	Director	March 10, 2022
William B. Chiasson
/s/ KIM HARRIS JONES	Director	March 10, 2022
Kim Harris Jones
/s/ KEVIN MANSELL	Director	March 10, 2022
Kevin Mansell
/s/ DIANE L. NEAL	Director	March 10, 2022
Diane L. Neal
/s/ MARC R. Y. REY	Director	March 10, 2022
Marc R. Y. Rey
/s/ GAIL B. TIFFORD	Director	March 10, 2022
Gail B. Tifford

SCHEDULE II
FOSSIL GROUP, INC. AND SUBSIDIARIES
VALUATIONS AND QUALIFYING ACCOUNTS
Fiscal Years 2019, 2020 and 2021
(in thousands)

		Additions		Deductions
Classification	Balance at Beginning of Period	Charged to Operations	Charged to Other Accounts	Actual Returns or Writeoffs	Balance at End of Period
Fiscal Year 2019:
Account receivable allowances:
Bad debts	$14,001	$2,921	$—	$3,688	$13,234
Markdowns	$19,019	$49,915	$—	$45,848	$23,086
Sales returns	$67,132	$139,350	$—	$129,015	$77,467
Deferred tax asset valuation allowance	$95,818	$15,672	$6,599	$—	$118,089
Fiscal Year 2020:
Account receivable allowances:
Bad debts	$13,234	$9,535	$—	$1,995	$20,774
Markdowns	$23,086	$39,931	$—	$47,404	$15,613
Sales returns	$77,467	$76,698	$—	$104,339	$49,826
Deferred tax asset valuation allowance	$118,089	$18,419	$(4,216)	$23,114	$109,250
Fiscal Year 2021:
Account receivable allowances:
Bad debts	$20,774	$3,070	$—	$7,456	$16,388
Markdowns	$15,613	$27,385	$—	$29,230	$13,768
Sales returns	$49,826	$75,936	$—	$85,641	$40,121
Deferred tax asset valuation allowance	$109,250	$20,535	$(2,706)	$4,126	$122,953

EXHIBIT INDEX

Exhibit Number		Description
3.1		Third Amended and Restated Certificate of Incorporation of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 25, 2010).
3.2
Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 28, 2013).

3.3		Fifth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on April 3, 2017).
4.1		The description of Fossil Group, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on February 27, 2020).
4.2		Indenture, dated as of November 8, 2021, by and between Fossil Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.
4.3		First Supplemental Indenture, dated as of November 8, 2021, by and between Fossil Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.
4.4		Form of 7.00% Senior Notes due 2026 (included in Exhibit 4.2).
10.1	(2)	Fossil Group, Inc. Savings and Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on March 2, 2018).
10.2	(2)	Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2008).
10.3	(2)	Amendment Number One to the 2008 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.4	(2)	Amendment Number Two to the 2008 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.5	(2)	Amendment Number Three to the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2015).
10.6
Master License Agreement dated as of August 30, 1994, by and between Fossil Group, Inc. and Fossil Partners, L.P. (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on March 2, 2011).

10.7		Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 2, 2011).
10.8	(2)
Stock Appreciation Rights Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2016).

10.9	(2)
Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan for Performance Grants (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2016).

10.10	(2)	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2016).
10.11	(2)	Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 1, 2017).
10.12	(2)	First Amendment to the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 9, 2018).
10.13
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

10.14
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

Exhibit Number		Description
10.15	(2)	Fossil Group, Inc. 2020 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020).
10.16	(2)	Fossil Group, Inc. 2021 Deferred Plan for Director Fees
10.17	(2)
Performance Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2021).

10.18	(2)	Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2021).
10.19	(2)
Restricted Stock Unit Award for Outside Directors Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2021).

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