Form 10-Q
period 2022-04-02
Fossil Group, Inc.
filed 2022-05-12
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 2, 2022

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

The number of shares of the registrant’s common stock outstanding as of May 4, 2022: 51,766,969

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 2, 2022

Trademarks, service marks, trade names and copyrights

We use our FOSSIL, MICHELE, RELIC, SKAGEN and ZODIAC trademarks, as well as other trademarks, on certain watches and smartwatches, our FOSSIL and SKAGEN trademarks on jewelry, and our FOSSIL trademark on leather goods and other fashion accessories in the U.S. and in a significant number of foreign countries. We also use FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL and WSI as trademarks on retail stores and FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL, WSI, MISFIT, ZODIAC and MICHELE as trademarks on online e-commerce sites. This filing may also contain other trademarks, service marks, trade names and copyrights of ours or of other companies with whom we have, for example, licensing agreements to produce, market and distribute products. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to or incorporated by reference into this prospectus supplement and the accompanying prospectus may be listed without the TM, SM, © and ® symbols, as applicable, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors, if any, to these trademarks, service marks, trade names and copyrights.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	April 2, 2022	January 1, 2022
Assets
Current assets:
Cash and cash equivalents	$162,619	$250,844
Accounts receivable - net of allowances for doubtful accounts of $16,637 and $16,388, respectively	201,106	255,131
Inventories	385,831	346,850
Prepaid expenses and other current assets	187,663	169,930
Total current assets	937,219	1,022,755
Property, plant and equipment - net of accumulated depreciation of $434,682 and $436,663, respectively	85,558	89,767
Operating lease right-of-use assets	166,231	177,597
Intangible and other assets-net	76,314	78,600
Total long-term assets	328,103	345,964
Total assets	$1,265,322	$1,368,719
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$198,527	$229,877
Short-term and current portion of long-term debt	619	554
Accrued expenses:
Current operating lease liabilities	52,739	58,721
Compensation	45,473	73,595
Royalties	16,863	38,714
Customer liabilities	39,227	40,886
Transaction taxes	7,162	17,147
Other	45,769	46,675
Income taxes payable	26,300	29,478
Total current liabilities	432,679	535,647
Long-term income taxes payable	22,603	20,452
Deferred income tax liabilities	502	504
Long-term debt	183,852	141,354
Long-term operating lease liabilities	164,588	174,520
Other long-term liabilities	31,634	30,884
Total long-term liabilities	403,179	367,714
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 51,157 and 52,146 shares issued and outstanding at April 2, 2022 and January 1, 2022, respectively	511	521
Additional paid-in capital	302,583	300,848
Retained earnings	198,134	229,132
Accumulated other comprehensive income (loss)	(74,062)	(67,275)
Total Fossil Group, Inc. stockholders’ equity	427,166	463,226
Noncontrolling interests	2,298	2,132
Total stockholders’ equity	429,464	465,358
Total liabilities and stockholders’ equity	$1,265,322	$1,368,719

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended April 2, 2022	For the 13 Weeks Ended April 3, 2021
Net sales	$375,853	$363,042
Cost of sales	191,540	180,453
Gross profit	184,313	182,589
Operating expenses:
Selling, general and administrative expenses	195,758	187,324
Other long-lived asset impairments	286	4,500
Restructuring charges	2,551	7,520
Total operating expenses	198,595	199,344
Operating income (loss)	(14,282)	(16,755)
Interest expense	3,997	7,331
Other income (expense) - net	1,618	1,864
Income (loss) before income taxes	(16,661)	(22,222)
Provision for income taxes	4,687	2,117
Net income (loss)	(21,348)	(24,339)
Less: Net income (loss) attributable to noncontrolling interests	166	101
Net income (loss) attributable to Fossil Group, Inc.	$(21,514)	$(24,440)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(7,885)	$(10,121)
Cash flow hedges - net change	1,098	1,742
Total other comprehensive income (loss)	(6,787)	(8,379)
Total comprehensive income (loss)	(28,135)	(32,718)
Less: Comprehensive income (loss) attributable to noncontrolling interests	166	101
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(28,301)	$(32,819)
Earnings (loss) per share:
Basic	$(0.41)	$(0.47)
Diluted	$(0.41)	$(0.47)
Weighted average common shares outstanding:
Basic	51,999	51,519
Diluted	51,999	51,519

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended April 2, 2022
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, January 1, 2022	52,146	$521	$300,848	$—	$229,132	$(67,275)	$463,226	$2,132	$465,358
Acquisition of common stock	—	—	—	(10,000)	—	—	(10,000)	—	(10,000)
Retirement of common stock	(989)	(10)	(506)	10,000	(9,484)	—	—	—	—
Stock-based compensation	—	—	2,241	—	—	—	2,241	—	2,241
Net income (loss)	—	—	—	—	(21,514)	—	(21,514)	166	(21,348)
Other comprehensive income (loss)	—	—	—	—	—	(6,787)	(6,787)	—	(6,787)
Balance, April 2, 2022	51,157	$511	$302,583	$—	$198,134	$(74,062)	$427,166	$2,298	$429,464

For the 13 Weeks Ended April 3, 2021
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, January 2, 2021	51,474	$515	$293,777	$—	$203,698	$(58,900)	$439,090	$942	$440,032
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	77	—	—	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(254)	—	—	(254)	—	(254)
Retirement of common stock	(25)	—	(254)	254	—	—	—	—	—
Stock-based compensation	—	—	1,764	—	—	—	1,764	—	1,764
Net income (loss)	—	—	—	—	(24,440)	—	(24,440)	101	(24,339)
Other comprehensive income (loss)	—	—	—	—	—	(8,379)	(8,379)	—	(8,379)
Balance, April 3, 2021	51,526	$515	$295,287	$—	$179,258	$(67,279)	$407,781	$1,043	$408,824

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 13 Weeks Ended April 2, 2022	For the 13 Weeks Ended April 3, 2021
Operating Activities:
Net Income (loss)	$(21,348)	$(24,339)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	6,185	8,933
Non-cash lease expense	20,742	23,980
Stock-based compensation	2,241	1,764
Decrease in allowance for returns and markdowns	(3,975)	(5,933)
Property, plant and equipment and other long-lived asset impairment losses	286	4,500
Non-cash restructuring charges	92	221
Bad debt expense (recoveries)	2,094	(1,632)
Other non-cash items	2,111	247
Changes in operating assets and liabilities:
Accounts receivable	51,069	53,961
Inventories	(41,947)	(32,612)
Prepaid expenses and other current assets	(18,963)	(9,237)
Accounts payable	(30,097)	24,717
Accrued expenses	(57,853)	(48,465)
Income taxes	(927)	(5,214)
Operating lease liabilities	(24,755)	(28,740)
Net cash used in operating activities	(115,045)	(37,849)
Investing Activities:
Additions to property, plant and equipment	(2,530)	(2,136)
Decrease in intangible and other assets	251	6,267
Proceeds from the sale of property, plant and equipment and other	4	10,925
Net cash (used in) provided by investing activities	(2,275)	15,056
Financing Activities:
Acquisition of common stock	(10,000)	(254)
Debt borrowings	46,167	55,008
Debt payments	(4,100)	(88,932)
Net cash provided by (used in) financing activities	32,067	(34,178)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,502)	(6,550)
Net decrease in cash, cash equivalents, and restricted cash	(88,755)	(63,521)
Cash, cash equivalents, and restricted cash:
Beginning of period	264,572	324,246
End of period	$175,817	$260,725

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The information presented herein includes the thirteen-week period ended April 2, 2022 (“First Quarter”) as compared to the thirteen-week period ended April 3, 2021 (“Prior Year Quarter”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of April 2, 2022, and the results of operations for the First Quarter and Prior Year Quarter. All adjustments are of a normal, recurring nature.
Effective during fiscal year 2021, the Company made a change to the presentation of product net sales to include third-party smartwatch bands within the smartwatch product type. Third-party smartwatch bands were previously reported within the jewelry product type. The Company's historical disclosures have been recast to be consistent with its current presentation.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended January 1, 2022 (the “2021 Form 10-K”). Operating results for the First Quarter are not necessarily indicative of the results to be achieved for the full fiscal year.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. We base our estimates on the information available at the time and various other assumptions believed to be reasonable under the circumstances, including estimates of the impact of the coronavirus (“COVID-19”) pandemic. Actual results could differ from those estimates, including the impact of the COVID-19 pandemic. The Company has not made any changes in its significant accounting policies from those disclosed in the 2021 Form 10-K.
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
Operating Expenses. Operating expenses include selling, general and administrative ("SG&A"), trade name impairments, other long-lived asset impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company's retail stores, point-of-sale expenses, advertising expenses and art, and design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize the Company’s infrastructure and store closures. See Note 16—Restructuring for additional information on the Company’s restructuring plan.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended April 2, 2022	For the 13 Weeks Ended April 3, 2021
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(21,514)	$(24,440)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	51,999	51,519
Basic EPS	$(0.41)	$(0.47)
Diluted EPS computation:
Diluted weighted average common shares outstanding	51,999	51,519
Diluted EPS	$(0.41)	$(0.47)

At the end of the First Quarter, approximately 2.1 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.3 million weighted average performance-based shares at the end of the First Quarter.
At the end of the Prior Year Quarter, 2.0 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.3 million weighted average performance-based shares at the end of the Prior Year Quarter.
Cash, Cash Equivalents and Restricted Cash. Restricted cash included in intangible and other-assets net was comprised primarily of restricted cash balances for appealed tax assessments held in escrow and for pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of April 2, 2022 and April 3, 2021 that are presented in the condensed consolidated statement of cash flows (in thousands):

	April 2, 2022	April 3, 2021
Cash and cash equivalents	$162,619	$246,694
Restricted cash included in prepaid expenses and other current assets	117	6,567
Restricted cash included in intangible and other assets-net	13,081	7,464
Cash, cash equivalents and restricted cash	$175,817	$260,725

Recently Issued Accounting Standards
In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance ("ASU 2021-10"). The new standard increases transparency of government assistance by focusing on the types of assistance given, an entity's accounting for the assistance, and the effect of the assistance on the entity's financial statements to allow for more comparable information for investors and other financial statement users. This standard is effective for financial statements issued for annual periods beginning after December 15, 2021, but early adoption is permitted. This standard will not have a material impact on the Company's consolidated financial statements or related disclosures.

In October 2021, FASB issued ASU 2021-08, Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). The guidance is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. The guidance requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606 as if they had originated the contracts, as opposed to at fair value on the acquisition date. The standard will be effective for business combinations that occur after January 1, 2023. Early adoption is permitted. The guidance will be applied prospectively to acquisitions occurring on or after the effective date. While the impact of this amendment is dependent on the nature of any future transactions, the Company currently does not expect this standard to have a material impact on the Company's consolidated financial statements or related disclosures.
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04") and subsequent guidance that clarified the scope and application of its original guidance. ASU 2020-04 provides optional expedients and exceptions to the current guidance on contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company will adopt these standards when LIBOR is discontinued and does not expect it to have a material impact on its consolidated financial statements or related disclosures.
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

2. REVENUE
Disaggregation of Revenue. Due to changes in the Company’s product types as discussed in Note 1 to the Condensed Consolidated Financial Statements, product results for the Prior Year Quarter have been recast to present results on a comparable basis. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended April 2, 2022
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$115,902	$81,149	$64,363	$13	261,427
Smartwatches	$17,272	$12,686	$8,024	$2	37,984
Total watches	$133,174	$93,835	$72,387	$15	$299,411
Leathers	19,236	7,369	7,580	—	34,185
Jewelry	7,936	21,135	5,625	—	34,696
Other	1,581	2,212	1,176	2,592	7,561
Consolidated	$161,927	$124,551	$86,768	$2,607	$375,853

Timing of revenue recognition
Revenue recognized at a point in time	$161,594	$124,300	$86,608	$1,164	$373,666
Revenue recognized over time	333	251	160	1,443	2,187
Consolidated	$161,927	$124,551	$86,768	$2,607	$375,853

	For the 13 Weeks Ended April 3, 2021
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$95,336	$71,006	$76,088	$—	$242,430
Smartwatches	$29,224	$13,674	$10,017	$3	$52,918
Total watches	$124,560	$84,680	$86,105	$3	$295,348
Leathers	19,629	6,305	8,170	—	34,104
Jewelry	6,962	16,266	2,909	—	26,137
Other	1,355	1,983	1,456	2,659	7,453
Consolidated	$152,506	$109,234	$98,640	$2,662	$363,042

Timing of revenue recognition
Revenue recognized at a point in time	$152,045	$108,887	$98,540	$907	$360,379
Revenue recognized over time	461	347	100	1,755	2,663
Consolidated	$152,506	$109,234	$98,640	$2,662	$363,042

Contract Balances. As of April 2, 2022, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $5.8 million and $4.9 million as of April 2, 2022 and January 1, 2022, respectively, related to remaining performance obligations on licensing income, (ii) $3.0 million as of both April 2, 2022 and January 1, 2022, primarily related to remaining performance obligations on wearable technology products and (iii) $3.5 million and $3.6 million as of April 2, 2022 and January 1, 2022, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	April 2, 2022	January 1, 2022
Components and parts	$27,761	$23,668
Work-in-process	621	2
Finished goods	357,449	323,180
Inventories	$385,831	$346,850

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 13 Weeks Ended April 2, 2022	For the 13 Weeks Ended April 3, 2021
Beginning balance	$19,159	$21,916
Settlements in cash or kind	(2,905)	(2,725)
Warranties issued and adjustments to preexisting warranties (1)	1,652	1,589
Ending balance	$17,906	$20,780
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended April 2, 2022	For the 13 Weeks Ended April 3, 2021
Income tax (benefit) expense	$4,687	$2,117
Effective tax rate	(28.1)%	(9.5)%
The effective tax rate in the First Quarter was unfavorable as compared to the Prior Year Quarter due to the accrual of foreign income tax on a higher level of foreign profits coupled with no U.S. benefit on a higher level of U.S. net operating loss (“NOL”). The First Quarter tax rate is negative because foreign income tax expense is accrued on certain foreign entities with positive taxable income when the consolidated results are a loss. The overall tax rate is impacted by the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act which requires the inclusion of certain foreign income in the tax return which absorbs all of the U.S. NOL. Foreign income taxes are also paid on this same foreign income, resulting in double taxation.

The effective tax rate can vary from quarter-to-quarter due to changes in the Company's global mix of earnings, the resolution of income tax audits and changes in tax law.
As of April 2, 2022, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $29.2 million, of which $24.2 million would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2012-2020 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of April 2, 2022, the Company had recorded $12.3 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At April 2, 2022, the total amount of accrued income tax-related interest included in the condensed consolidated balance sheets was $8.5 million. There was no accrued tax-related penalties. For the First Quarter, the Company accrued income tax related interest expense of $0.3 million.

6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 51,156,552 and 52,145,738 shares issued and outstanding at April 2, 2022 and January 1, 2022, respectively.

The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at April 2, 2022 or January 1, 2022. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
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

During the First Quarter, the Company effectively retired 1.0 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by $10,000, additional paid-in capital by $0.5 million, retained earnings by $9.5 million and treasury stock by $10.0 million. At April 2, 2022 and January 1, 2022, all treasury stock had been effectively retired. As of April 2, 2022, the Company had $20.0 million of repurchase authorizations remaining under its repurchase program.

The following table reflects the Company's common stock repurchase activity for the periods indicated (in millions):

			For the 13 Weeks Ended April 2, 2022		For the 13 Weeks Ended April 3, 2021
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2010	$30.0	None	1.0	$10.0	—	$—

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the First Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at January 1, 2022	282	$72.34	1.5	$—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(76)	123.20
Outstanding at April 2, 2022	206	53.67	1.7	—
Exercisable at April 2, 2022	206	$53.67	1.7	$—

The aggregate intrinsic value shown in the table above is based on the exercise price for outstanding and exercisable options/rights at April 2, 2022.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at April 2, 2022:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$131.46 - $131.46	5	$131.46	0.04	5	$131.46
Total	5	$131.46	0.04	5	$131.46

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$29.49 - $47.99	146	$40.92	2.04	146	$40.92
$55.04 - $82.55	48	77.43	1.02	48	77.43
$101.37 - $106.89	7	103.07	0.21	7	103.07
Total	201	$51.84	1.73	201	$51.84

Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the First Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at January 1, 2022	1,840	$9.93
Granted	20	10.28
Vested	—	—
Forfeited	(58)	10.37
Nonvested at April 2, 2022	1,802	$9.91

The total fair value of restricted stock units vested was zero during the First Quarter. Vesting of performance restricted stock units is based on achievement of operating margin growth and achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group.
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

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables disclose changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended April 2, 2022
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(75,601)	$4,344	$3,982	$(67,275)
Other comprehensive income (loss) before reclassifications	(7,885)	2,358	—	(5,527)
Tax (expense) benefit	—	273	—	273
Amounts reclassed from accumulated other comprehensive income (loss)	—	1,453	—	1,453
Tax (expense) benefit	—	80	—	80
Total other comprehensive income (loss)	(7,885)	1,098	—	(6,787)
Ending balance	$(83,486)	$5,442	$3,982	$(74,062)

	For the 13 Weeks Ended April 3, 2021
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(61,178)	$850	$1,428	$(58,900)
Other comprehensive income (loss) before reclassifications	(10,121)	1,292	—	(8,829)
Tax (expense) benefit	—	(236)	—	(236)
Amounts reclassed from accumulated other comprehensive income (loss)	—	(650)	—	(650)
Tax (expense) benefit	—	(36)	—	(36)
Total other comprehensive income (loss)	(10,121)	1,742	—	(8,379)
Ending balance	$(71,299)	$2,592	$1,428	$(67,279)

See “Note 10—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.

9. SEGMENT INFORMATION
The Company reports segment information based on the “management approach.” The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.
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
These changes had no impact on the consolidated net sales or operating income (loss). Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended April 2, 2022		For the 13 Weeks Ended April 3, 2021
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$161,927	$23,910	$152,506	$26,030
Europe	124,551	19,568	109,234	5,026
Asia	86,768	8,941	98,640	11,724
Corporate	2,607	(66,701)	2,662	(59,535)
Consolidated	$375,853	$(14,282)	$363,042	$(16,755)

Due to changes in the Company’s product types as discussed in Note 1 to the Condensed Consolidated Financial Statements, product results for the Prior Year Quarter have been recast to present results on a comparable basis. The following table reflects net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended April 2, 2022		For the 13 Weeks Ended April 3, 2021
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$261,427	69.6%	$242,430	66.8%
Smartwatches	37,984	10.1	52,918	14.5
Total watches	$299,411	79.7%	$295,348	81.3%
Leathers	34,185	9.1	34,104	9.4
Jewelry	34,696	9.2	26,137	7.2
Other	7,561	2.0	7,453	2.1
Total	$375,853	100.0%	$363,042	100.0%

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

As of April 2, 2022, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	80.2	U.S. dollar	93.8
Canadian dollar	28.6	U.S. dollar	22.7
Japanese yen	1,075.0	U.S. dollar	9.6
British pound	6.7	U.S. dollar	9.2
Mexican peso	183.1	U.S. dollar	8.8
Australian dollar	6.7	U.S. dollar	4.9
U.S. dollar	12.5	Japanese yen	1,430.0
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of April 2, 2022, the Company had non-designated forward contracts of $2.0 million on 30.3 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes are set forth below (in thousands):

	For the 13 Weeks Ended April 2, 2022	For the 13 Weeks Ended April 3, 2021
Cash flow hedges:
Forward contracts	$2,631	$1,056
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$2,631	$1,056

The following tables disclose the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended April 2, 2022	For the 13 Weeks Ended April 3, 2021
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$1,002	$681
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$531	$(1,367)
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(54)	$(59)

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	April 2, 2022		January 1, 2022		April 2, 2022		January 1, 2022
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$5,420	Prepaid expenses and other current assets	$3,452	Accrued expenses-other	$1,424	Accrued expenses-other	$177
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Accrued expenses-other	55	Accrued expenses-other	—
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	233	Intangible and other assets-net	—	Other long-term liabilities	18	Other long-term liabilities	—
Total		$5,653		$3,452		$1,497		$177

The following tables summarize the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended April 2, 2022		For the 13 Weeks Ended April 3, 2021
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$191,540	$1,618	$180,453	$1,864
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$1,002	$531	$681	$(1,367)
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$(54)	$—	$(59)

At the end of the First Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through June 2023. As of April 2, 2022, an estimated net gain of $4.4 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 2, 2022 (in thousands):

	Fair Value at April 2, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$5,653	$—	$5,653
Total	$—	$5,653	$—	$5,653
Liabilities:
Contingent consideration	$—	$—	$2,065	$2,065
Forward contracts	—	1,497	—	1,497
Total	$—	$1,497	$2,065	$3,562

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
As of April 2, 2022, the fair value of the Company's debt approximated its carrying amount. The fair value of debt was obtained using observable market inputs.
During the First Quarter, operating lease right-of-use ("ROU") assets with a carrying amount of $0.8 million were written down to a fair value of $0.5 million, resulting in impairment charges of $0.3 million. During the Prior Year Quarter, ROU assets with carrying amount of $6.0 million and property, plant and equipment-net with a carrying value of $1.6 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $2.3 million and $0.6 million, respectively, resulting in impairment charges of $4.7 million.

The fair values of operating lease ROU assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $0.3 million impairment expense in the First Quarter, $0.2 million and $0.1 million was recorded in other long-lived asset impairments in the Asia and Europe segments, respectively. Of the $4.7 million impairment expense in the Prior Year Quarter, $2.3 million, $1.8 million and $0.4 million was recorded in other long-lived asset impairments in the Americas, Europe and Asia segments, respectively, and $0.2 million was recorded in restructuring charges in the Europe segment.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		April 2, 2022		January 1, 2022
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,775	$3,329	$3,775	$3,310
Customer lists	5 - 10 yrs.	38,695	37,933	41,403	40,353
Patents	3 - 20 yrs.	2,371	2,022	2,371	2,013
Developed technology	7 yrs.	2,193	1,782	2,193	1,645
Trade name	6 yrs.	4,502	1,876	4,502	1,688
Other	7 - 20 yrs.	535	359	537	352
Total intangibles-subject to amortization		52,071	47,301	54,781	49,361
Intangibles-not subject to amortization:
Trade names		8,875		8,881
Other assets:
Deposits		18,976		19,418
Deferred tax asset-net		24,360		24,552
Restricted cash		13,081		13,611
Tax receivable		53		53
Investments		327		327
Debt issuance costs		4,162		4,578
Other		1,710		1,760
Total other assets		62,669		64,299
Total intangible and other assets		$123,615	$47,301	$127,961	$49,361
Total intangible and other assets-net			$76,314		$78,600

Amortization expense for intangible assets was approximately $0.6 million and $1.2 million for the First Quarter and the Prior Year Quarter, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2022 (remaining)	$1,836
2023	$895
2024	$884
2025	$693
2026	$102
Thereafter	$359

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
Some leases include one or more options to renew at the Company's discretion, with renewal terms that can extend the lease from approximately one to ten additional years. The renewal options are not included in the measurement of ROU assets and ROU liabilities unless the Company is reasonably certain to exercise the optional renewal periods. Short-term leases are leases having a term of twelve months or less at inception. The Company does not record a related lease asset or liability for short-term leases. The Company has certain leases containing lease and non-lease components which are accounted for as a single lease component. The Company has certain lease agreements where lease payments are based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. The variable portion of these lease payments is not included in the Company's lease liabilities. The Company's lease agreements do not contain any significant restrictions or covenants other than those that are customary in such arrangements.
As a result of the COVID-19 pandemic, the Company received lease concessions from landlords in the form of rent deferrals and rent forgiveness. The Company chose the policy election provided by the FASB in April 2020 to record rent concessions as if no modifications to lease contracts were made, and thus no changes to the ROU assets and ROU liabilities were recorded with respect to these concessions. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. As of April 2, 2022, the Company had outstanding deferred rent payments of $0.5 million, and the Company received rent forgiveness of $0.1 million in the First Quarter.
The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended April 2, 2022	For the 13 Weeks Ended April 3, 2021
Operating lease cost(1)(2)	SG&A	$20,192	$23,366
Short-term lease cost	SG&A	$184	$168
Variable lease cost	SG&A	$6,948	$5,407
_______________________________________________
(1) Includes sublease income, which was immaterial.
(2) Excludes the impact of deferred or abated rent amounts

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	April 2, 2022	January 1, 2022
Assets
Operating	Operating lease ROU assets	$166,231	$177,597
Liabilities
Current:
Operating	Current operating lease liabilities	$52,739	$58,721
Noncurrent:
Operating	Long-term operating lease liabilities	$164,588	$174,520

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	April 2, 2022	January 1, 2022
Weighted-average remaining lease term:
Operating leases	5.7 years	5.7 years
Weighted-average discount rate:
Operating leases	14.1%	14.1%

Future minimum lease payments by year as of April 2, 2022 were as follows (in thousands):

Fiscal Year	Operating Leases (1)
2022 (remaining)	$66,249
2023	68,878
2024	45,589
2025	31,740
2026	25,676
Thereafter	94,783
Total lease payments	$332,915
Less: Interest	115,588
Total lease obligations	$217,327
________________________________________________________________________
(1) Future minimum lease payments exclude the impact of deferred or abated rent amounts

Supplemental cash flow information related to leases was as follows (in thousands):

	For the 13 Weeks Ended April 2, 2022	For the 13 Weeks Ended April 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$24,439	$28,740
Leased assets obtained in exchange for new operating lease liabilities	1,494	4,931
________________________________________________________________________________
(1) Cash flows for the 13 weeks ended April 2, 2022 exclude the impact of deferred or abated rent amounts

As of April 2, 2022, the Company did not have any material operating or finance leases that have been signed but not commenced.

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

In November 2021, the Company sold $150.0 million aggregate principal amount of 7.00% senior notes due 2026 (the “Notes”), generating net proceeds of approximately $141.7 million. The Notes were issued pursuant to an indenture (the "Base Indenture”) and a first supplemental indenture (the "First Supplemental Indenture” and, together with the Base Indenture, the "Indenture”) with The Bank of New York Mellon Trust Company, N.A., as trustee (the "Trustee”).
The Notes are general unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness, and will rank senior in right of payment to the Company’s future subordinated indebtedness, if any. The Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (excluding any amounts owed by such subsidiaries to the Company). The Notes bear interest at the rate of 7.00% per annum. Interest on the Notes is payable quarterly in arrears on February 28, May 31, August 31 and November 30 of each year, commencing on February 28, 2022. The Notes mature on November 30, 2026.

The Company may redeem the Notes for cash in whole or in part at any time at its option. Prior to November 30, 2023, the redemption price will be $25.00 per $25.00 principal amount of Notes, plus a "make-whole” premium consisting of the greater of (1) 1.0% of the principal amount of the Note and (2) the excess of (a) the present value at such redemption date of (i) the redemption price of the Note at November 30, 2023 plus (ii) all required interest payments due on the Note through November 30, 2023 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points discounted to the redemption date on a semi-annual basis (assuming a 360- day year consisting of twelve 30-day months), over (b) the principal amount of the Note, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. On and after November 30, 2023, the Company may redeem the Notes (i) on or after November 30, 2023 and prior to November 30, 2024, at a price equal to $25.50 per $25.00 principal amount of Notes, (ii) on or after November 30, 2024 and prior to November 30, 2025, at a price equal to $25.25 per $25.00 principal amount of Notes and (iii) on or after November 30, 2025, at a price equal to $25.00 per $25.00 principal amount of Notes, plus (in each case noted above) accrued and unpaid interest, if any, to, but excluding, the date of redemption.
The Indenture contains customary events of default and cure provisions. If an event of default (other than an event of default of the type described in the following sentence) occurs and is continuing with respect to the Notes, the Trustee may, and at the direction of the registered holders of at least 25% in aggregate principal amount of the outstanding debt securities of the Notes shall, declare the principal amount plus accrued and unpaid interest, premium and additional amounts, if any, on the Notes to be due and payable immediately. If an event of default relating to certain events of bankruptcy, insolvency or reorganization of the Company occurs, the principal amount plus accrued and unpaid interest, and premium, if any, on the Notes will become immediately due and payable without any action on the part of the Trustee or any holder of the Notes.
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
As of April 2, 2022, the Company had $150.0 million and $42.1 million outstanding under the Senior Notes and Revolving Facility, respectively. The Company had net borrowings of $42.1 million under the Revolving Facility during the First Quarter. Amounts available under the Revolving Facility were reduced by any amounts outstanding under standby Letters of Credit. As of April 2, 2022, the Company had available borrowing capacity of $98.5 million under the Revolving Facility. The Company incurred approximately $2.7 million of interest expense related to the Senior Notes during the First Quarter. The Company incurred approximately $0.9 million of interest expense related to the amortization of debt issuance costs during the First Quarter. At April 2, 2022, the Company was in compliance with all debt covenants related to its credit facilities.

16. RESTRUCTURING
    In fiscal year 2019, the Company launched New World Fossil 2.0 - Transform to Grow Program (“NWF 2.0”), which was focused on optimizing the Company’s operating structure to be more efficient, with faster decision-making and a more customer-centric focus. In addition to optimizing the way the Company goes to market, the Company pursued additional gross margin expansion opportunities. The Company has taken a zero-based budgeting approach to adjust its business model to enable more investment in digital capabilities and marketing, move closer to the consumer and react more quickly to the ever-evolving consumer shopping patterns. The Company also changed its overall business processes and resources, creating a more centrally directed operating model, reducing complexity and redundancy, and operating at a lower cost base. The NWF 2.0 restructuring program was expanded to address additional challenges posed by COVID-19, including a number of cost saving measures such as store closures. The Company estimates NWF 2.0 total charges of $5 million for fiscal year 2022, which will conclude this program.
    The following table shows a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	For the 13 Weeks Ended April 2, 2022
	Liabilities				Liabilities
	January 1, 2022	Charges	Cash Payments	Non-cash Items	April 2, 2022
Store closures	$300	$405	$349	$92	$264
Professional services	643	135	421	—	357
Severance and employee-related benefits	4,388	2,011	1,871	—	4,528
Total	$5,331	$2,551	$2,641	$92	$5,149

	For the 13 Weeks Ended April 3, 2021
	Liabilities				Liabilities
	January 2, 2021	Charges	Cash Payments	Non-cash Items	April 3, 2021
Store closures	$240	$222	$190	$221	$51
Professional services	2,280	586	2,325	—	541
Severance and employee-related benefits	7,741	6,712	5,901	—	8,552
Total	$10,261	$7,520	$8,416	$221	$9,144

    NWF 2.0 restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended April 2, 2022	For the 13 Weeks Ended April 3, 2021
Americas	$47	$672
Europe	1,250	5,263
Asia	1,163	275
Corporate	91	1,310
Consolidated	$2,551	$7,520

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen week period ended April 2, 2022 (the “First Quarter”) as compared to the thirteen week period ended April 3, 2021 (the “Prior Year Quarter”). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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

Supply Chain: Our business is subject to the risks inherent in global sourcing supply. We rely on domestic and foreign suppliers to provide us with merchandise in a timely manner and at favorable prices. Certain key components in our products come from limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products. Any interruption or delay in the supply of key components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales. Among our foreign suppliers, China is the source of a substantial majority of our imports. We have experienced, and expect to continue to experience, increased international transit times, particularly for our leathers products and packaging, as well as inflation on our shipping costs for a majority of our products. A disruption in the flow of our imported merchandise from China or a material increase in the cost of those goods or transportation without any offsetting price increases may significantly decrease our profits.

Russia-Ukraine Conflict: The Company's operations in Russia consist of sales through a third-party distributor. Sales to this distributor are currently on hold. The Company's sales in Russia are not material to its financial results. The Company has no other operations, including supply chain, in Russia or Ukraine. However, the continuation of the Russia-Ukraine military conflict and/or an escalation of the conflict beyond its current scope may weaken the global economy and could result in additional inflationary pressures and supply chain constraints.

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

Business Strategies and Outlook: Notwithstanding the COVID-19 pandemic, we plan to execute the following strategies to enhance our brands, grow our revenue and improve profitability. The first strategic initiative is to increase brand excitement by crafting compelling stories that build upon brand equities for both owned and licensed brands across our product categories. Key to this strategy is our ongoing effort in innovation in our product categories and marketing capabilities, where we aim to build larger communities of brand loyalists. Our second strategic initiative is to increase digital engagement and online sales. We continue to invest in our owned e-commerce sites around the world and in third party marketplaces to enhance our direct to consumer engagement, which we believe can build long-term customer value. Our third strategic initiative is to optimize our operations. We initiated the New World Fossil – Transform to Grow (NWF 2.0) initiative in 2019 aimed to further simplify our operations and to reallocate resources toward growth, and we achieved our $250 million run-rate savings goal in 2021. Although we are nearing completion of our NWF 2.0 program, we will continue to optimize our operations with further reductions to our store footprint and increased focus on inventory management and supply chain efficiency. Our fourth strategic initiative is to expand our opportunity in mainland China and India. In these countries, we are continuing to execute against a strategy centered around localized marketing and segmented assortments. Although the impact of COVID-19 is likely to disrupt our growth trajectory in the short to intermediate term, we continue to view mainland China and India as compelling long-term opportunities.

For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

Operating Segments

We operate our business in three segments which are divided into geographies. Net sales for each geographic segment are based on the location of the selling entity, and each reportable segment provides similar products and services.
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 159 Company-owned stores as of the end of the First Quarter and an extensive collection of products available through our owned websites.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 115 Company-owned stores as of the end of the First Quarter and an extensive collection of products available through our owned websites.
Asia: The Asia segment is comprised of sales to customers based in Australia, China (including Hong Kong, Macau and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 78 Company-owned stores as of the end of the First Quarter and an extensive collection of products available through our owned websites.

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

As a result, in addition to presenting financial measures in accordance with accounting principles generally accepted in the United States of America (GAAP), our discussion contains references to constant currency financial information, which is a non-GAAP financial measure. To calculate net sales on a constant currency basis, net sales for the current fiscal year for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average rates during the comparable period of the prior fiscal year. We present constant currency information to provide investors with a basis to evaluate how our underlying business performed excluding the effects of foreign currency exchange rate fluctuations. The constant currency financial information presented herein should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP. Reconciliations between constant currency financial information and the most directly comparable GAAP measure are included where applicable.

Adjusted EBITDA, Adjusted Operating Income (Loss), Adjusted Net Income (Loss) and Adjusted Earnings per Share: Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings per share are non-GAAP financial measures. We define Adjusted EBITDA as our income (loss) before income taxes, plus interest expense, amortization and depreciation, impairment expense, other non-cash charges, stock-based compensation expense, restructuring expense and unamortized debt issuance costs included in loss on extinguishment of debt minus interest income. We define Adjusted operating income (loss) as operating income (loss) before impairment expense and restructuring expense. We define Adjusted net income (loss) and Adjusted earnings per share as net income attributable to Fossil Group, Inc. and diluted earnings per share, respectively, before impairment expense, restructuring expense and unamortized debt issuance costs included in loss on extinguishment of debt. We have included Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings per share herein because they are widely used by investors for valuation and for comparing our financial performance with the performance of our competitors. We also use these non-GAAP financial measures to monitor and compare the financial performance of our operations. Our presentation of Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings per share may not be comparable to similarly titled measures other companies report. Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings per share are not intended to be used as alternatives to any measure of our performance in accordance with GAAP.

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

Results of Operations
Quarterly Periods Ended April 2, 2022 and April 3, 2021
Consolidated Net Sales. Net sales increased $12.9 million, or 3.6% (5.9% in constant currency), for the First Quarter as compared to the Prior Year Quarter, primarily as a result of improved wholesale sales and traffic increases in our retail stores. In the First Quarter, digital sales, which include sales from our owned e-commerce channels, third party e-commerce platforms and wholesale dot com, were 34% of worldwide net sales and decreased 16.7% (15.5% in constant currency) compared to the Prior Year Quarter. Lower digital sales were primarily due to COVID-19 driven lockdowns in mainland China and traffic shifts from owned e-commerce to brick and mortar distribution. From a category perspective, traditional watch sales increased 7.8% (9.9% in constant currency) with broad based growth including our largest brands FOSSIL and MICHAEL KORS which grew in excess of 10%. EMPORIO ARMANI traditional watch sales decreased as compared to the Prior Year Quarter due to sales declines in mainland China, despite the brand retaining the leading position on key digital platforms. Net sales in smartwatches decreased 28.2% (25.9% in constant currency) largely driven by the Americas as we maintained a more focused product and distribution plan as compared to the Prior Year Quarter which included the launch of LTE product and older generation product liquidation.
Global comparable retail sales increased 11.8% primarily due to increased store traffic and partially offset by sales declines in our owned e-commerce websites. We have reduced our store footprint by 43 stores since the end of the Prior Year Quarter.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended April 2, 2022		For the 13 Weeks Ended April 3, 2021		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$161.9	43.1%	$152.5	42.0%	$9.4	6.2%	6.3%
Europe	124.6	33.1	109.2	30.1	15.4	14.1	20.2
Asia	86.8	23.1	98.6	27.2	(11.8)	(12.0)	(10.4)
Corporate	2.6	0.7	2.7	0.7	(0.1)	(3.7)	(1.5)
Total	$375.9	100.0%	$363.0	100.0%	$12.9	3.6%	5.9%

Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended April 2, 2022		For the 13 Weeks Ended April 3, 2021
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$261.4	69.6%	$242.4	66.8%	$19.0	7.8%	9.9%
Smartwatches	38.0	10.1	52.9	14.5	(14.9)	(28.2)	(25.9)
Total watches	$299.4	79.7%	$295.3	81.3%	$4.1	1.4	3.5
Leathers	34.2	9.1	34.1	9.4	0.1	0.3	2.3
Jewelry	34.7	9.2	26.1	7.2	8.6	33.0	37.5
Other	7.6	2.0	7.5	2.1	0.1	1.3	4.0
Total	$375.9	100.0%	$363.0	100.0%	$12.9	3.6%	5.9%
In the First Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by $8.4 million, including unfavorable impacts of $6.7 million, $1.6 million and $0.1 million in our Europe, Asia and Americas segments, respectively, as compared to the Prior Year Quarter.
Stores. The following table sets forth the number of stores on the dates indicated below:

	April 3, 2021	Opened	Closed	April 2, 2022
Americas	170	0	11	159
Europe	137	1	23	115
Asia	88	2	12	78
Total stores	395	3	46	352

Americas Net Sales. Americas net sales increased $9.4 million, or 6.2% (6.3% in constant currency), during the First Quarter in comparison to the Prior Year Quarter. In the region, sales increased in the U.S., Canada and Mexico. Sales increased in our wholesale and store channels, partially offset by decreases in our owned e-commerce. Comparable retail sales were modestly positive during the First Quarter, primarily due to increased store traffic and partially offset by sales declines in our owned e-commerce websites.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Americas segment (dollars in millions):

	For the 13 Weeks Ended April 2, 2022		For the 13 Weeks Ended April 3, 2021
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$115.9	71.6%	$95.3	62.5%	$20.6	21.6%	21.7%
Smartwatches	17.3	10.7	29.2	19.1	(11.9)	(40.8)	(40.8)
Total watches	$133.2	82.3%	$124.5	81.6%	$8.7	7.0	7.1
Leathers	19.2	11.9	19.6	12.8	(0.4)	(2.0)	(1.8)
Jewelry	7.9	4.9	7.0	4.6	0.9	12.9	13.4
Other	1.6	0.9	1.4	1.0%	0.2	14.3	13.1
Total	$161.9	100.0%	$152.5	100.0%	$9.4	6.2%	6.3%

Europe Net Sales. Europe net sales increased $15.4 million, or 14.1% (20.2% in constant currency), during the First Quarter in comparison to the Prior Year Quarter, mainly driven by reduced COVID-19 related restrictions. Across the

Eurozone, sales increased in our largest markets, with the greatest increases in Germany, the U.K and France. Comparable retail sales increased significantly during the First Quarter, driven by increased traffic in our retail stores, partially offset by negative owned e-commerce comparable retail sales.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Europe segment (dollars in millions):

	For the 13 Weeks Ended April 2, 2022		For the 13 Weeks Ended April 3, 2021
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$81.1	65.1%	$71.0	65.0%	$10.1	14.2%	20.0%
Smartwatches	12.7	10.2	13.7	12.5	(1.0)	(7.3)	(1.2)
Total watches	$93.8	75.3%	$84.7	77.5%	$9.1	10.7	16.6
Leathers	7.4	5.9	6.3	5.8	1.1	17.5	23.8
Jewelry	21.1	16.9	16.3	14.9	4.8	29.4	37.4
Other	2.3	1.9	1.9	1.8%	0.4	21.1	21.1
Total	$124.6	100.0%	$109.2	100.0%	$15.4	14.1%	20.2%

Asia Net Sales. Net sales in Asia decreased $11.8 million, or 12.0% (10.4% in constant currency), during the First Quarter in comparison to the Prior Year Quarter. The sales decreases were largely driven by mainland China and predominately in the EMPORIO ARMANI brand. COVID-19 policies in mainland China dampened sales across all channels and also impacted other key markets that have historically benefited from Chinese tourists. Comparable retail sales increased moderately during the First Quarter, driven by increased traffic in our retail stores.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Asia segment (dollars in millions):

	For the 13 Weeks Ended April 2, 2022		For the 13 Weeks Ended April 3, 2021
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$64.4	74.2%	$76.1	77.2%	$(11.7)	(15.4)%	(14.2)%
Smartwatches	8.0	9.2	10.0	10.1	(2.0)	(20.0)	(16.2)
Total watches	$72.4	83.4%	$86.1	87.3%	$(13.7)	(15.9)	(14.4)
Leathers	7.6	8.8	8.2	8.3	(0.6)	(7.3)	(4.9)
Jewelry	5.6	6.5	2.9	2.9	2.7	93.1	93.1
Other	1.2	1.3	1.4	1.5	(0.2)	(14.3)	(7.1)
Total	$86.8	100.0%	$98.6	100.0%	$(11.8)	(12.0)%	(10.4)%

Gross Profit. Gross profit of $184.3 million in the First Quarter increased 0.9% in comparison to $182.6 million in the Prior Year Quarter, as the increase in net sales more than offset the decrease in gross profit margin rate. Our gross profit margin rate decreased to 49.0% in the First Quarter compared to 50.3% in the Prior Year Quarter, primarily reflecting 180 basis points of higher freight and duty costs, and also unfavorable regional mix. These costs were partially offset by decreased promotional activity and reduced smartwatch product liquidation.
Operating Expenses. Total operating expenses in the First Quarter decreased to $198.6 million or 52.8% of net sales, in comparison to $199.3 million or 54.9% of net sales in the Prior Year Quarter. SG&A expenses in the First Quarter increased $8.4 million from the Prior Year Quarter due to increased compensation costs. As a percentage of net sales, SG&A expenses increased to 52.1% in the First Quarter as compared to 51.6% in the Prior Year Quarter as increased labor costs and investments in our strategic initiatives were only partially offset by reduced store costs associated with a lower store count. Operating expenses in the First Quarter included $2.6 million of restructuring costs, primarily related to professional services and employee costs, while the Prior Year Quarter included $7.5 million in restructuring costs. Other long-lived asset impairments in the First Quarter were $0.3 million compared to $4.5 million in the Prior Year Quarter, due to lower retail store impairment. The translation of foreign-denominated expenses during the First Quarter decreased operating expenses by $4.5 million as a result of the stronger U.S. dollar.
Operating Income (Loss). Operating loss in the First Quarter was $14.3 million as compared to an operating loss of $16.8 million in the Prior Year Quarter. The reduced operating loss was primarily driven by increased sales and partially offset by a lower gross profit margin rate. As a percentage of net sales, operating margin was (3.8)% in the First Quarter compared to (4.6)% in the Prior Year Quarter. Operating margin rate in the First Quarter included an unfavorable impact of 20 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended April 2, 2022	For the 13 Weeks Ended April 3, 2021	Change		Operating Margin %
			Dollars	Percentage	2022	2021
Americas	$23.9	$26.0	$(2.1)	(8.1)%	14.8%	17.1%
Europe	19.6	5.0	14.6	292.0	15.7	4.6
Asia	8.9	11.7	(2.8)	(23.9)	10.3	11.9
Corporate	(66.7)	(59.5)	(7.2)	(12.1)
Total operating income (loss)	$(14.3)	$(16.8)	$2.5	14.9%	(3.8)%	(4.6)%
Interest Expense. Interest expense decreased by $3.3 million during the First Quarter compared to the Prior Year Quarter, primarily driven by reduced debt issuance costs amortization and a lower debt balance.
Other Income (Expense)-Net. During the First Quarter, other income (expense)-net was income of $1.6 million in comparison to income of $1.9 million in the Prior Year Quarter.
    Provision for Income Taxes. Income tax expense for the First Quarter was $4.7 million, resulting in an effective income tax rate of (28.1)%. For the Prior Year Quarter, income tax expense was $2.1 million, resulting in an effective income tax rate of (9.5)%. The effective tax rate in the First Quarter was unfavorable as compared to the Prior Year Quarter due to the accrual of foreign income tax on a higher level of foreign profits coupled with no U.S. benefit on a higher level of U.S. net operating loss (“NOL”). No tax benefit has been accrued on the First Quarter U.S. tax losses and certain foreign tax losses due to the uncertainty of whether they can be used in the future. The First Quarter tax rate is negative because foreign income tax expense is accrued on certain foreign entities with positive taxable income when the consolidated operating results are a loss.

Net Income (Loss) Attributable to Fossil Group, Inc. First Quarter net income (loss) attributable to Fossil Group, Inc. was a net loss of $21.5 million, or $0.41 per diluted share, in comparison to a net loss of $24.4 million, or $0.47 per diluted share, in the Prior Year Quarter.

Adjusted Net Income (Loss). Adjusted net loss for the First Quarter was $19.3 million with adjusted loss per diluted share of $0.37 compared to adjusted net loss of $14.9 million with adjusted loss per diluted share of $0.29 in the Prior Year Quarter. During the First Quarter, currencies unfavorably affected loss per diluted share by approximately $0.02.

Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 13 Weeks Ended
	April, 2 2022		April 3, 2021
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(16.7)	(0.9)%	$(22.2)	(1.4)%
Plus:
Interest expense	4.0		7.3
Amortization and depreciation	6.2		8.9
Impairment expense	0.3		4.5
Other non-cash charges	(0.2)		(0.2)
Stock-based compensation	2.2		1.8
Restructuring expense	2.6		7.5
Less:
Interest income	0.1		0.1
Adjusted EBITDA	$(1.7)	(0.5)%	$7.5	2.1%

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

	For the 13 Weeks Ended April 2, 2022
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(14.3)	$0.3	$2.6	$(11.4)
Operating margin (% of net sales)	(3.8)%			(3.0)%
Interest expense	$(4.0)	$—	$—	$(4.0)
Other income (expense) - net	1.6	—	—	1.6
Income (loss) before income taxes	(16.7)	0.3	2.6	(13.8)
Provision for income taxes	4.7	0.1	0.5	5.3
Less: net income attributable to noncontrolling interest	0.1	—	—	0.1
Net income (loss) attributable to Fossil Group, Inc.	$(21.5)	$0.2	$2.0	$(19.3)
Diluted earnings (loss) per share	$(0.41)	$—	$0.04	$(0.37)

	For the 13 Weeks Ended April 3, 2021
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(16.8)	$4.5	$7.5	$(4.8)
Operating margin (% of net sales)	(4.6)%			(1.3)%
Interest expense	$(7.3)	$—	$—	$(7.3)
Other income (expense) - net	1.9	—	—	1.9
Income (loss) before income taxes	(22.2)	4.5	7.5	(10.2)
Provision for income taxes	2.1	0.9	1.6	4.6
Less: Net income attributable to noncontrolling interest	(0.1)	—	—	(0.1)
Net income (loss) attributable to Fossil Group, Inc.	$(24.4)	$3.6	$5.9	$(14.9)
Diluted earnings (loss) per share	$(0.47)	$0.07	$0.12	$(0.29)

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the First Quarter was $162.6 million, including $160.6 million held in banks outside the U.S., in comparison to cash and cash equivalents of $246.7 million at the end of the Prior Year Quarter and $250.8 million at the end of fiscal year 2021. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges, strategic investments such as acquisitions and other capital expenditures.
At the end of the First Quarter, we had net working capital of $504.5 million compared to net working capital of $439.9 million at the end of the Prior Year Quarter. At the end of the First Quarter, we had $0.6 million of short-term borrowings and $183.9 million in long-term debt including unamortized issuance costs.

Operating Activities. Cash provided by operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. The increase in cash used in operating activities in the First Quarter was primarily due to cash of $123.5 million used by working capital items, a net loss of $21.3 million, partially offset by net non-cash items of $29.8 million. Accounts payable unfavorably impacted operational cash flow in the First Quarter by $30.1 million as compared to a benefit of $24.7 million in the Prior Year Quarter largely due to timing of payments and shortened terms with inventory vendors in the First Quarter.
Investing Activities. Investing cash flows primarily consist of capital expenditures and are offset by proceeds from the sale of property, plant and equipment.
Financing Activities. Financing cash flows primarily consist of borrowings and repayments of debt. The increase in financing cash flows was due to net borrowings during the First Quarter compared with net repayments during the Prior Year Quarter under the Revolving Facility. We also repurchased $10.0 million of common stock during the First Quarter under our $30.0 million stock repurchase program.
Material Cash Requirements. We have obligations as part of our ordinary course of business. Our material cash requirements include: (1) operating lease obligations (see Note 14 Leases within the Consolidated Financial Statements); (2) debt repayments (see Note 15 Debt Activity within the Consolidated Financial Statements); (3) non-cancellable purchase obligations; (4) minimum royalty payments; and (5) employee wages, benefits, and incentives. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions (see Note 5 Income Taxes within the Consolidated Financial Statements) and other matters.
For fiscal year 2022, we expect total capital expenditures to be approximately $20 million to $25 million. Our capital expenditure budget is an estimate and is subject to change.
Sources of Liquidity. We believe cash flows from operations, combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for the foreseeable future, not including maturities of long-term debt. Although we believe we have adequate sources of liquidity in the short-term and long-term, the success of our operations, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity. In the event our liquidity is insufficient, we may be required to limit our spending or sell assets or equity or debt securities.
The following table shows our sources of liquidity (in millions):

	April 2, 2022	April 3, 2021
Cash and cash equivalents	$162.6	$246.7
Revolver availability	98.5	2.5
Total liquidity	$261.1	$249.2

Notes: In November 2021, we sold $150.0 million aggregate principal amount of our 7.00% Senior Notes due 2026 ("Senior Notes"), generating net proceeds of approximately $141.7 million. On November 8, 2021, we used the majority of the net proceeds from the Senior Notes offering to repay the $122.0 million of outstanding borrowings under the Term Credit Agreement (as defined below). The remaining net proceeds were used for general corporate purposes.

The Senior Notes are our general unsecured obligations. The Senior Notes bear interest at the rate of 7.00% per annum. Interest on the Senior Notes is payable quarterly in arrears on February 28, May 31, August 31 and November 30 of each year. The Senior Notes mature on November 30, 2026. We may redeem the Senior Notes for cash in whole or in part at any time at our option. Prior to November 30, 2023, the redemption price will be $25.00 per $25.00 principal amount of Senior Notes, plus a “make-whole” premium plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. On and after November 30, 2023 we may redeem the Senior Notes (i) on or after November 30, 2023 and prior to November 30, 2024, at a price equal to $25.50 per $25.00 principal amount of Senior Notes, (ii) on or after November 30, 2024 and prior to November 30, 2025, at a price equal to $25.25 per $25.00 principal amount of Senior Notes and (iii) on or after November 30, 2025, at a price equal to $25.00 per $25.00 principal amount of Senior Notes, plus (in each case noted above) accrued and unpaid interest, if any, to, but excluding, the date of redemption.
Term Credit Agreement: On September 26, 2019, we, as borrower, entered into a term credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (as amended to date, the “Term Credit Agreement”). On November 8, 2021, we used the majority of the net proceeds from the Senior Notes offering to repay all of the outstanding borrowings under the Term Credit Agreement. In connection with the repayment of the outstanding borrowings under the Term

Credit Agreement, we incurred prepayment fees and accrued interest costs of $2.6 million and wrote off $7.1 million of debt issuance costs and $4.6 million of original issuance discount related to the Term Credit Agreement.

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
First Quarter 2022 Activity: We had net borrowings of $42.1 million under the Revolving Facility during the First Quarter at an average interest rate of 2.5%. As of April 2, 2022, we had $150.0 million outstanding under the Senior Notes and $42.1 million outstanding under the Revolving Facility. We also had unamortized debt issuance costs of $12.4 million. In addition, we had $4.7 million of outstanding standby Letters of Credit at April 2, 2022. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby Letters of Credit. As of April 2, 2022, we had available borrowing capacity of $98.5 million under the Revolving Facility. At April 2, 2022, we were in compliance with all debt covenants related to our credit facilities.

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
There have been no changes to the critical accounting policies and estimates disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

Forward-Looking Statements
The statements contained in this Quarterly Report on Form10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in this "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Item 3. Quantitative and Qualitative Disclosures About Market Risk,” constitute "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words "may,” "believes,” "will,” "should,” "seek,” "forecast,” "outlook,” "estimate,” "continue,” "anticipate,” "intend,” "could,” "would,” "project,” "predict,” "potential,” "plan,” "expect” or the negative or plural of these words or similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the effect of worldwide economic conditions; the impact of COVID-19; the length and severity of COVID-19; the pace of recovery following COVID-19 and the availability, widespread distribution and use of effective vaccines; significant changes in consumer spending patterns or preferences; interruptions or delays in the supply of key components; acts of war or acts of terrorism; loss of key facilities; data breach or information systems disruptions; changes in foreign currency valuations in relation to the U.S. dollar; lower levels of consumer spending resulting from COVID-19; a general economic downturn or generally reduced shopping activity caused by public safety (including COVID-19) or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines, including risks related to the expanded launch of connected accessories; changes in the mix of product sales; our ability to maintain proper inventory levels; financial difficulties encountered by customers and related bankruptcy and collection issues; the effects of vigorous competition in the markets in which we operate; compliance with debt covenants and other contractual provisions; risks related to the success of our business strategy and restructuring programs; the termination or non-renewal of material licenses; risks related to foreign operations and manufacturing; changes in the costs of materials, labor and advertising; government regulation and tariffs; our ability to secure and protect trademarks and other intellectual property rights; levels of traffic to and management of our retail stores; and the outcome of current and possible future litigation.
In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in our Quarterly Reports on Form 10-Q and the risks and uncertainties set forth in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022. Accordingly, readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at April 2, 2022 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	80.2	U.S. dollar	93.8	May 2023
Canadian dollar	28.6	U.S. dollar	22.7	June 2023
Japanese yen	1,075.0	U.S. dollar	9.6	June 2023
British pound	6.7	U.S. dollar	9.2	June 2023
Mexican peso	183.1	U.S. dollar	8.8	September 2022
Australian dollar	6.7	U.S. dollar	4.9	December 2022
U.S. dollar	12.5	Japanese yen	1,430.0	November 2022
If we were to settle our forward contracts listed in the table above as of April 2, 2022, the result would have been a net gain of $4.4 million. As of April 2, 2022, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $13.1 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of April 2, 2022, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $40.3 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of April 2, 2022, a 100 basis point increase in interest rates would increase annual interest expense by $0.4 million.

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
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of April 2, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the First Quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
There are no legal proceedings to which we are a party or to which our properties are subject, other than routine matters incidental to our business that is not material to our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 and in other documents we file with the Securities and Exchange Commission, in evaluating the Company and its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows our common stock repurchases based on settlement date for the First Quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 27, 2022 - April 2, 2022………	989,186	$10.11	989,186	$19,999,982
Total………………………………..........	989,186		989,186

During the First Quarter, approximately 1.0 million shares of our common stock were repurchased at a cost of $10.0 million pursuant to a $30.0 million repurchase authorization. As of April 2, 2022, we had $20.0 million of repurchase authorization remaining.

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

FOSSIL GROUP, INC.

May 12, 2022	/S/ SUNIL M. DOSHI
Sunil M. Doshi
Senior Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)