Form 10-Q
period 2022-07-02
Fossil Group, Inc.
filed 2022-08-11
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 2, 2022

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

The number of shares of the registrant’s common stock outstanding as of August 3, 2022: 51,827,267

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 2, 2022

Trademarks, service marks, trade names and copyrights

We use our FOSSIL, MICHELE, RELIC, SKAGEN and ZODIAC trademarks, as well as other trademarks, on certain watches and smartwatches, our FOSSIL and SKAGEN trademarks on jewelry, and our FOSSIL trademark on leather goods and other fashion accessories in the U.S. and in a significant number of foreign countries. We also use FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL and WSI as trademarks on retail stores and FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL, WSI, MISFIT, ZODIAC and MICHELE as trademarks on online e-commerce sites. This filing may also contain other trademarks, service marks, trade names and copyrights of ours or of other companies with whom we have, for example, licensing agreements to produce, market and distribute products. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to or incorporated by reference into this report may be listed without the TM, SM, © and ® symbols, as applicable, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors, if any, to these trademarks, service marks, trade names and copyrights.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	July 2, 2022	January 1, 2022
Assets
Current assets:
Cash and cash equivalents	$167,067	$250,844
Accounts receivable - net of allowances for doubtful accounts of $16,477 and $16,388, respectively	176,517	255,131
Inventories	437,909	346,850
Prepaid expenses and other current assets	183,295	169,930
Total current assets	964,788	1,022,755
Property, plant and equipment - net of accumulated depreciation of $427,065 and $436,663, respectively	80,559	89,767
Operating lease right-of-use assets	168,615	177,597
Intangible and other assets-net	69,462	78,600
Total long-term assets	318,636	345,964
Total assets	$1,283,424	$1,368,719
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$208,732	$229,877
Short-term and current portion of long-term debt	570	554
Accrued expenses:
Current operating lease liabilities	51,518	58,721
Compensation	42,453	73,595
Royalties	14,875	38,714
Customer liabilities	32,594	40,886
Transaction taxes	2,810	17,147
Other	44,935	46,675
Income taxes payable	22,797	29,478
Total current liabilities	421,284	535,647
Long-term income taxes payable	23,059	20,452
Deferred income tax liabilities	479	504
Long-term debt	248,905	141,354
Long-term operating lease liabilities	163,908	174,520
Other long-term liabilities	31,764	30,884
Total long-term liabilities	468,115	367,714
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 51,807 and 52,146 shares issued and outstanding at July 2, 2022 and January 1, 2022, respectively	518	521
Additional paid-in capital	304,775	300,848
Retained earnings	179,060	229,132
Accumulated other comprehensive income (loss)	(87,079)	(67,275)
Total Fossil Group, Inc. stockholders’ equity	397,274	463,226
Noncontrolling interests	(3,249)	2,132
Total stockholders’ equity	394,025	465,358
Total liabilities and stockholders’ equity	$1,283,424	$1,368,719

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended July 2, 2022	For the 13 Weeks Ended July 3, 2021	For the 26 Weeks Ended July 2, 2022	For the 26 Weeks Ended July 3, 2021
Net sales	$371,168	$410,939	$747,021	$773,981
Cost of sales	179,819	189,100	371,359	369,553
Gross profit	191,349	221,839	375,662	404,428
Operating expenses:
Selling, general and administrative expenses	199,233	200,480	394,991	387,803
Other long-lived asset impairments	165	1,263	452	5,763
Restructuring charges	2,887	5,749	5,438	13,270
Total operating expenses	202,285	207,492	400,881	406,836
Operating income (loss)	(10,936)	14,347	(25,219)	(2,408)
Interest expense	4,322	6,531	8,318	13,863
Other income (expense) - net	(1,674)	(500)	(56)	1,365
Income (loss) before income taxes	(16,932)	7,316	(33,593)	(14,906)
Provision for income taxes	2,003	8,081	6,690	10,198
Net income (loss)	(18,935)	(765)	(40,283)	(25,104)
Less: Net income (loss) attributable to noncontrolling interests	139	427	305	528
Net income (loss) attributable to Fossil Group, Inc.	$(19,074)	$(1,192)	$(40,588)	$(25,632)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(16,087)	$1,065	$(23,972)	$(9,056)
Cash flow hedges - net change	3,070	(220)	4,168	1,522
Total other comprehensive income (loss)	(13,017)	845	(19,804)	(7,534)
Total comprehensive income (loss)	(31,952)	80	(60,087)	(32,638)
Less: Comprehensive income (loss) attributable to noncontrolling interests	139	427	305	528
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(32,091)	$(347)	$(60,392)	$(33,166)
Earnings (loss) per share:
Basic	$(0.37)	$(0.02)	$(0.78)	$(0.50)
Diluted	$(0.37)	$(0.02)	$(0.78)	$(0.50)
Weighted average common shares outstanding:
Basic	51,707	52,040	51,853	51,779
Diluted	51,707	52,040	51,853	51,779

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended July 2, 2022
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, April 2, 2022	51,157	$511	$302,583	$—	$198,134	$(74,062)	$427,166	$2,298	$429,464
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	873	9	(9)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding				(2,430)	—	—	(2,430)	—	(2,430)
Retirement of common stock	(223)	(2)	(2,428)	2,430	—	—	—	—	—
Stock-based compensation	—	—	4,629	—	—	—	4,629	—	4,629
Net income (loss)	—	—	—	—	(19,074)	—	(19,074)	139	(18,935)
Other comprehensive income (loss)	—	—	—	—	—	(13,017)	(13,017)	—	(13,017)
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(5,686)	(5,686)
Balance, July 2, 2022	51,807	$518	$304,775	$—	$179,060	$(87,079)	$397,274	$(3,249)	$394,025

For the 13 Weeks Ended July 3, 2021
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, April 3, 2021	51,526	$515	$295,287	$—	$179,258	$(67,279)	$407,781	$1,043	$408,824
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	759	7	(7)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(2,094)	—	—	(2,094)	—	(2,094)
Retirement of common stock	(158)	(1)	(2,093)	2,094	—	—	—	—	—
Stock-based compensation	—	—	2,517	—	—	—	2,517	—	2,517
Net income (loss)	—	—	—	—	(1,192)	—	(1,192)	427	(765)
Other comprehensive income (loss)	—	—	—	—	—	845	845	—	845
Balance, July 3, 2021	52,127	$521	$295,704	$—	$178,066	$(66,434)	$407,857	$1,470	$409,327

For the 26 Weeks Ended July 2, 2022
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, January 1, 2022	52,146	$521	$300,848	$—	$229,132	$(67,275)	$463,226	$2,132	$465,358
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	874	9	(9)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(12,430)	—	—	(12,430)	—	(12,430)
Retirement of common stock	(1,213)	(12)	(2,934)	12,430	(9,484)	—	—	—	—
Stock-based compensation	—	—	6,870	—	—	—	6,870	—	6,870
Net income (loss)	—	—	—	—	(40,588)	—	(40,588)	305	(40,283)
Other comprehensive income (loss)	—	—	—	—	—	(19,804)	(19,804)		(19,804)
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(5,686)	(5,686)
Balance, July 2, 2022	51,807	$518	$304,775	$—	$179,060	$(87,079)	$397,274	$(3,249)	$394,025

For the 26 Weeks Ended July 3, 2021
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, January 2, 2021	51,474	$515	$293,777	$—	$203,698	$(58,900)	$439,090	$942	$440,032
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	836	8	(8)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(2,349)	—	—	(2,349)	—	(2,349)
Retirement of common stock	(183)	(2)	(2,347)	2,349	—	—	—	—	—
Stock-based compensation	—	—	4,282	—	—	—	4,282	—	4,282
Net income (loss)	—	—	—	—	(25,632)	—	(25,632)	528	(25,104)
Other comprehensive income (loss)	—	—	—	—	—	(7,534)	(7,534)	—	(7,534)
Balance, July 3, 2021	52,127	$521	$295,704	$—	$178,066	$(66,434)	$407,857	$1,470	$409,327

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 26 Weeks Ended July 2, 2022	For the 26 Weeks Ended July 3, 2021
Operating Activities:
Net income (loss)	$(40,283)	$(25,104)
Adjustments to reconcile net loss to net cash provided used in operating activities:
Depreciation, amortization and accretion	11,947	16,432
Non-cash lease expense	40,976	46,708
Stock-based compensation	6,085	4,282
Decrease in allowance for returns and markdowns	(12,181)	(11,656)
Property, plant and equipment and other long-lived asset impairment losses	452	5,771
Non-cash restructuring charges	876	1,701
Bad debt expense	3,917	380
Other non-cash items	7,250	2,705
Changes in operating assets and liabilities:
Accounts receivable	70,745	41,802
Inventories	(107,449)	(61,572)
Prepaid expenses and other current assets	(16,277)	32,681
Accounts payable	(17,339)	35,726
Accrued expenses	(62,676)	(44,660)
Income taxes	(3,979)	676
Operating lease liabilities	(47,843)	(55,643)
Net cash used in operating activities	(165,779)	(9,771)
Investing Activities:
Additions to property, plant and equipment	(4,466)	(3,381)
Decrease in intangible and other assets	637	6,733
Proceeds from the sale of property, plant and equipment and other	4	11,058
Net cash (used in) provided by investing activities	(3,825)	14,410
Financing Activities:
Acquisition of common stock	(12,431)	(2,349)
Distribution of noncontrolling interest earnings and other	(6,069)	(209)
Debt borrowings	177,906	85,180
Debt payments	(71,221)	(138,889)
Net cash provided by (used in) financing activities	88,185	(56,267)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,798)	(5,569)
Net decrease in cash, cash equivalents, and restricted cash	(85,217)	(57,197)
Cash, cash equivalents, and restricted cash:
Beginning of period	264,572	324,246
End of period	$179,355	$267,049

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The information presented herein includes the thirteen-week period ended July 2, 2022 (“Second Quarter”) as compared to the thirteen-week period ended July 3, 2021 (“Prior Year Quarter”), and the twenty-six week period ended July 2, 2022 ("Year To Date Period") as compared to the twenty-six week period ended July 3, 2021 ("Prior Year YTD Period"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of July 2, 2022, and the results of operations for the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period. All adjustments are of a normal, recurring nature.
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
Operating Expenses. Operating expenses include selling, general and administrative ("SG&A"), other long-lived asset impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company's retail stores, point-of-sale expenses, advertising expenses and art, and design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize the Company’s infrastructure and store closures. See Note 16—Restructuring for additional information on the Company’s restructuring plan.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended July 2, 2022	For the 13 Weeks Ended July 3, 2021	For the 26 Weeks Ended July 2, 2022	For the 26 Weeks Ended July 3, 2021
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(19,074)	$(1,192)	$(40,588)	$(25,632)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	51,707	52,040	51,853	51,779
Basic EPS	$(0.37)	$(0.02)	$(0.78)	$(0.50)
Diluted EPS computation:
Diluted weighted average common shares outstanding	51,707	52,040	51,853	51,779
Diluted EPS	$(0.37)	$(0.02)	$(0.78)	$(0.50)

At the end of the Second Quarter and Year To Date Period, approximately 2.3 million and 2.2 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.3 million weighted average performance-based shares at the end of the Second Quarter and Year To Date Period.
At the end of the Prior Year Quarter and Prior Year YTD Period, 2.1 million and 2.0 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.3 million weighted average performance-based shares at the end of the Prior Year Quarter and Prior Year YTD Period.
Cash, Cash Equivalents and Restricted Cash. Restricted cash included in intangible and other-assets net was comprised primarily of restricted cash balances for appealed tax assessments held in escrow and for pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of July 2, 2022 and July 3, 2021 that are presented in the condensed consolidated statement of cash flows (in thousands):

	July 2, 2022	July 3, 2021
Cash and cash equivalents	$167,067	$252,251
Restricted cash included in prepaid expenses and other current assets	110	118
Restricted cash included in intangible and other assets-net	12,178	14,680
Cash, cash equivalents and restricted cash	$179,355	$267,049

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
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in Income Taxes (Topic 740). It also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 at the beginning of fiscal year 2022, and it did not have a material effect on the Company's condensed consolidated financial statements.

2. REVENUE
Disaggregation of Revenue. Due to changes in the Company’s product types as discussed in Note 1 to the Condensed Consolidated Financial Statements, product results for the Prior Year Quarter and Prior Year YTD Period have been recast to present results on a comparable basis. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended July 2, 2022
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$118,736	$70,436	$69,524	$—	$258,696
Smartwatches	15,377	10,261	7,783	—	33,421
Total watches	$134,113	$80,697	$77,307	$—	$292,117
Leathers	22,593	5,320	8,034	—	35,947
Jewelry	9,260	18,639	6,031	—	33,930
Other	2,306	3,235	1,210	2,423	9,174
Consolidated	$168,272	$107,891	$92,582	$2,423	$371,168

Timing of revenue recognition
Revenue recognized at a point in time	$167,899	$107,690	$92,441	$1,058	$369,088
Revenue recognized over time	373	201	141	1,365	2,080
Consolidated	$168,272	$107,891	$92,582	$2,423	$371,168

	For the 13 Weeks Ended July 3, 2021
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$122,701	$81,809	$85,053	$1,053	$290,616
Smartwatches	23,878	13,259	5,932	13	43,082
Total watches	$146,579	$95,068	$90,985	$1,066	$333,698
Leathers	20,833	6,396	6,118	—	33,347
Jewelry	7,258	20,154	5,165	—	32,577
Other	2,045	2,779	1,224	5,269	11,317
Consolidated	$176,715	$124,397	$103,492	$6,335	$410,939

Timing of revenue recognition
Revenue recognized at a point in time	$176,289	$124,046	$103,328	$4,580	$408,243
Revenue recognized over time	426	351	164	1,755	2,696
Consolidated	$176,715	$124,397	$103,492	$6,335	$410,939

	For the 26 Weeks Ended July 2, 2022
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$234,638	$151,584	$133,887	$13	$520,122
Smartwatches	32,649	22,947	15,808	2	71,406
Total watches	$267,287	$174,531	$149,695	$15	$591,528
Leathers	41,829	12,689	15,614	—	70,132
Jewelry	17,195	39,775	11,656	—	68,626
Other	3,888	5,447	2,385	5,015	16,735
Consolidated	$330,199	$232,442	$179,350	$5,030	$747,021

Timing of revenue recognition
Revenue recognized at a point in time	$329,493	$231,991	$179,049	$2,222	$742,755
Revenue recognized over time	706	451	301	2,808	4,266
Consolidated	$330,199	$232,442	$179,350	$5,030	$747,021

	For the 26 Weeks Ended July 3, 2021
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$218,037	$152,815	$161,142	$1,053	$533,047
Smartwatches	53,102	26,933	15,949	16	96,000
Total watches	$271,139	$179,748	$177,091	$1,069	$629,047
Leathers	40,462	12,702	14,287	—	67,451
Jewelry	14,221	36,420	8,073	—	58,714
Other	3,398	4,762	2,681	7,928	18,769
Consolidated	$329,220	$233,632	$202,132	$8,997	$773,981

Timing of revenue recognition
Revenue recognized at a point in time	$328,334	$232,935	$201,868	$5,486	$768,623
Revenue recognized over time	886	697	264	3,511	5,358
Consolidated	$329,220	$233,632	$202,132	$8,997	$773,981

Contract Balances. As of July 2, 2022, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $6.0 million and $4.9 million as of July 2, 2022 and January 1, 2022, respectively, related to remaining performance obligations on licensing income, (ii) $3.3 million and $3.0 million as of July 2, 2022 and January 1, 2022, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $2.9 million and $3.6 million as of July 2, 2022 and January 1, 2022, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	July 2, 2022	January 1, 2022
Components and parts	$27,454	$23,668
Work-in-process	207	2
Finished goods	410,248	323,180
Inventories	$437,909	$346,850

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 26 Weeks Ended July 2, 2022	For the 26 Weeks Ended July 3, 2021
Beginning balance	$19,159	$21,916
Settlements in cash or kind	(4,613)	(4,828)
Warranties issued and adjustments to preexisting warranties (1)	916	4,311
Ending balance	$15,462	$21,399
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended July 2, 2022	For the 13 Weeks Ended July 3, 2021	For the 26 Weeks Ended July 2, 2022	For the 26 Weeks Ended July 3, 2021
Income tax (benefit) expense	$2,003	$8,081	$6,690	$10,198
Effective tax rate	(11.8)%	110.5%	(19.9)%	(68.4)%
The effective tax rate in the Second Quarter was favorable as compared to the Prior Year Quarter due to a lower structural rate on foreign income. The Second Quarter tax rate is negative because no tax benefit is accrued on the U.S. net operating loss ("NOL") and foreign income tax expense is accrued on foreign entities with positive taxable income while the overall consolidated results are a loss. The overall tax rate is impacted by the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act which requires the inclusion of certain foreign income in the tax return which absorbs all of the U.S. NOL. Foreign income taxes are also paid on this same foreign income, resulting in double taxation.
The Year To Date Period effective tax rate was favorable to the Prior Year YTD Period due to a lower structural rate on foreign income. The Year to Date Period and the Prior Year YTD Period effective tax rates were negative because income tax expense was accrued on foreign entities with positive taxable income when the consolidated results are a loss.
The effective tax rate can vary from quarter-to-quarter due to changes in the Company's global mix of earnings, the resolution of income tax audits and changes in tax law.
As of July 2, 2022, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $28.8 million, of which $23.8 million would favorably impact the effective tax rate in future periods, if recognized. In the Second Quarter, the U.S. Internal Revenue Service opened an examination of the Company's 2019 federal income tax return to review the refund claim filed under provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which allowed carrybacks of NOLs for that year. The Company is subject to examinations in various state and foreign jurisdictions for its 2012-2021 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of July 2, 2022, the Company had recorded $11.7 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At July 2, 2022, the total amount of accrued income tax-related interest included in the condensed consolidated balance sheets was $8.9 million. There was no accrued tax-related penalties. For the Second Quarter, the Company accrued income tax related interest expense of $0.4 million.
6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 51,806,845 and 52,145,738 shares issued and outstanding at July 2, 2022 and January 1, 2022, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at July 2, 2022 or January 1, 2022. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
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

During the first quarter of fiscal year 2022, the Company effectively retired 1.0 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by $10,000, additional paid-in capital by $0.5 million, retained earnings by $9.5 million and treasury stock by $10.0 million. At July 2, 2022 and January 1, 2022, all treasury stock had been effectively retired. As of July 2, 2022, the Company had $20.0 million of repurchase authorizations remaining under its repurchase program.

The following table reflects the Company's common stock repurchase activity for the periods indicated (in millions):

			For the 26 Weeks Ended July 2, 2022		For the 26 Weeks Ended July 3, 2021
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2010	$30.0	None	1.0	$10.0	—	$—

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the Second Quarter:

Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at April 2, 2022	206	$53.67	1.7	$—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(7)	123.51
Outstanding at July 2, 2022	199	51.21	0.8	—
Exercisable at July 2, 2022	199	$51.21	0.8	$—

The aggregate intrinsic value shown in the table above is based on the exercise price for outstanding and exercisable options/rights at July 2, 2022.
Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at July 2, 2022:

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$29.49 - $47.99	146	$40.92	0.90	146	$40.92
$55.04 - $82.55	48	77.43	0.60	48	77.43
$101.37	5	101.37	0.04	5	101.37
Total	199	$51.21	0.80	199	$51.21

Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the Second Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at April 2, 2022	1,802	$9.91
Granted	1,244	10.69
Vested	(904)	10.20
Forfeited	(126)	10.98
Nonvested at July 2, 2022	2,016	$10.16

The total fair value of restricted stock units vested was $9.2 million during the Second Quarter. Vesting of performance restricted stock units is based on achievement of operating margin growth and achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group.
Long-Term Incentive Plans. On the date of the Company’s annual stockholders meeting, each non-employee director automatically receives a grant of restricted stock units with a fair market value of approximately $130,000, which vest 100% on the earlier of one year from the date of grant or the date of the Company's next annual stockholders meeting, provided such director is providing services to the Company or a subsidiary of the Company on that date. Beginning with the grant in fiscal year 2021, non-employee directors could elect to defer receipt of all or a portion of the restricted stock units. As of July 2, 2022, the Company had 30 thousand shares of restricted stock units that had vested but were deferred in connection with non-employee director compensation. In addition, beginning in fiscal year 2021, non-employee directors may defer the cash portion of their annual fees. Each participant may also elect to have the cash portion of his or her annual fees for each calendar year treated as if invested in units of common stock of the Company.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables disclose changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended July 2, 2022
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(83,486)	$5,442	$3,982	$(74,062)
Other comprehensive income (loss) before reclassifications	(16,087)	5,843	—	(10,244)
Tax (expense) benefit	—	257	—	257
Amounts reclassed from accumulated other comprehensive income (loss)	—	2,750	—	2,750
Tax (expense) benefit	—	280	—	280
Total other comprehensive income (loss)	(16,087)	3,070	—	(13,017)
Ending balance	$(99,573)	$8,512	$3,982	$(87,079)

	For the 13 Weeks Ended July 3, 2021
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(71,299)	$2,592	$1,428	$(67,279)
Other comprehensive income (loss) before reclassifications	1,065	(679)	—	386
Tax (expense) benefit	—	18	—	18
Amounts reclassed from accumulated other comprehensive income (loss)	—	(404)	—	(404)
Tax (expense) benefit	—	(37)	—	(37)
Total other comprehensive income (loss)	1,065	(220)	—	845
Ending balance	$(70,234)	$2,372	$1,428	$(66,434)

	For the 26 Weeks Ended July 2, 2022
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(75,601)	$4,344	$3,982	$(67,275)
Other comprehensive income (loss) before reclassifications	(23,972)	8,201	—	(15,771)
Tax (expense) benefit	—	530	—	530
Amounts reclassed from accumulated other comprehensive income	—	4,203	—	4,203
Tax (expense) benefit	—	360	—	360
Total other comprehensive income (loss)	(23,972)	4,168	—	(19,804)
Ending balance	$(99,573)	$8,512	$3,982	$(87,079)

	For the 26 Weeks Ended July 3, 2021
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(61,178)	$850	$1,428	$(58,900)
Other comprehensive income (loss) before reclassifications	(9,056)	613	—	(8,443)
Tax (expense) benefit	—	(219)	—	(219)
Amounts reclassed from accumulated other comprehensive income (loss)	—	(1,055)	—	(1,055)
Tax (expense) benefit	—	(73)	—	(73)
Total other comprehensive income (loss)	(9,056)	1,522	—	(7,534)
Ending balance	$(70,234)	$2,372	$1,428	$(66,434)

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
Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended July 2, 2022		For the 13 Weeks Ended July 3, 2021
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$168,272	$30,653	$176,715	$36,553
Europe	107,891	14,846	124,397	22,040
Asia	92,582	12,351	103,492	14,834
Corporate	2,423	(68,786)	6,335	(59,080)
Consolidated	$371,168	$(10,936)	$410,939	$14,347

	For the 26 Weeks Ended July 2, 2022		For the 26 Weeks Ended July 3, 2021
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$330,199	$54,563	$329,220	$62,582
Europe	232,442	34,414	233,632	27,067
Asia	179,350	21,291	202,132	26,557
Corporate	5,030	(135,487)	8,997	(118,614)
Consolidated	$747,021	$(25,219)	$773,981	$(2,408)

Due to changes in the Company’s product types as discussed in Note 1 to the Condensed Consolidated Financial Statements, product results for the Prior Year Quarter and Prior Year YTD Period have been recast to present results on a comparable basis. The following table reflects net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended July 2, 2022		For the 13 Weeks Ended July 3, 2021
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$258,696	69.7%	$290,616	70.8%
Smartwatches	33,421	9.0	43,082	10.5
Total watches	$292,117	78.7%	$333,698	81.3%
Leathers	35,947	9.7	33,347	8.1
Jewelry	33,930	9.1	32,577	7.9
Other	9,174	2.5	11,317	2.7
Total	$371,168	100.0%	$410,939	100.0%

	For the 26 Weeks Ended July 2, 2022		For the 26 Weeks Ended July 3, 2021
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$520,122	69.6%	$533,047	68.9%
Smartwatches	71,406	9.6	96,000	12.4
Total watches	$591,528	79.2%	$629,047	81.3%
Leathers	70,132	9.4	67,451	8.7
Jewelry	68,626	9.2	58,714	7.6
Other	16,735	2.2	18,769	2.4
Total	$747,021	100.0%	$773,981	100.0%

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

As of July 2, 2022, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	56.8	U.S. dollar	66.3
Canadian dollar	18.5	U.S. dollar	14.7
Japanese yen	823.7	U.S. dollar	7.3
British pound	4.3	U.S. dollar	5.9
Mexican peso	77.7	U.S. dollar	3.7
Australian dollar	3.7	U.S. dollar	2.7
U.S. dollar	6.4	Japanese yen	740.0
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of July 2, 2022, the Company had non-designated forward contracts of $1.0 million on 15.3 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes are set forth below (in thousands):

	For the 13 Weeks Ended July 2, 2022	For the 13 Weeks Ended July 3, 2021
Cash flow hedges:
Forward contracts	$6,100	$(661)
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$6,100	$(661)

	For the 26 Weeks Ended July 2, 2022	For the 26 Weeks Ended July 3, 2021
Cash flow hedges:
Forward contracts	$8,730	$394
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$8,730	$394

The following tables disclose the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended July 2, 2022	For the 13 Weeks Ended July 3, 2021
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$2,038	$(432)
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$992	$(9)
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$61	$(14)

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 26 Weeks Ended July 2, 2022	For the 26 Weeks Ended July 3, 2021
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$3,040	$249
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$1,523	$(1,376)
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$7	$(73)

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	July 2, 2022		January 1, 2022		July 2, 2022		January 1, 2022
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$8,775	Prepaid expenses and other current assets	$3,452	Accrued expenses-other	$1,052	Accrued expenses-other	$177
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	76	Prepaid expenses and other current assets	—	Accrued expenses-other	—	Accrued expenses-other	—
Total		$8,851		$3,452		$1,052		$177

The following tables summarize the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended July 2, 2022		For the 13 Weeks Ended July 3, 2021
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$179,819	$(1,674)	$189,100	$(500)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$2,038	$992	$(432)	$(9)
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$61	$—	$(14)

	Effect of Derivative Instruments
	For the 26 Weeks Ended July 2, 2022		For the 26 Weeks Ended July 3, 2021
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$371,359	$(56)	$369,553	$1,365
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$3,040	$1,523	$249	$(1,376)
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$7	$—	$(73)

At the end of the Second Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through June 2023. As of July 2, 2022, an estimated net gain of $7.9 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 2, 2022 (in thousands):

	Fair Value at July 2, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$8,851	$—	$8,851
Total	$—	$8,851	$—	$8,851
Liabilities:
Contingent consideration	$—	$—	$2,221	$2,221
Forward contracts	—	1,052	—	1,052
Total	$—	$1,052	$2,221	$3,273
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
During the Year to Date Period, operating lease right-of-use ("ROU") assets with a carrying amount of $1.0 million and property, plant and equipment-net with a carrying value of $0.2 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $0.6 million and $0.1 million, respectively, resulting in impairment charges of $0.5 million. During the Prior Year YTD Period, ROU assets with carrying amount of $13.2 million and property, plant and equipment-net with a carrying value of $2.4 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $7.2 million and $0.9 million, respectively, resulting in impairment charges of $7.5 million.

The fair values of operating lease ROU assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $0.5 million impairment expense in the Year to Date Period, $0.3 million and $0.2 million was recorded in other long-lived asset impairments in the Europe and Asia segments, respectively. Of the $7.5 million impairment expense in the Prior Year Quarter, $2.9 million, $2.3 million and $0.6 million was recorded in other long-lived asset impairments in the Americas, Europe and Asia segments, respectively, and $1.7 million was recorded in restructuring charges in the Europe segment.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		July 2, 2022		January 1, 2022
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,775	$3,347	$3,775	$3,310
Customer lists	5 - 10 yrs.	38,287	37,776	41,403	40,353
Patents	3 - 20 yrs.	2,371	2,031	2,371	2,013
Developed technology	7 yrs.	2,193	1,919	2,193	1,645
Trade name	6 yrs.	4,502	2,063	4,502	1,688
Other	7 - 20 yrs.	529	365	537	352
Total intangibles-subject to amortization		51,657	47,501	54,781	49,361
Intangibles-not subject to amortization:
Trade names		8,859		8,881
Other assets:
Deposits		17,765		19,418
Deferred tax asset-net		21,069		24,552
Restricted cash		12,178		13,611
Investments		327		327
Debt issuance costs		3,746		4,578
Other		1,362		1,813
Total other assets		56,447		64,299
Total intangible and other assets		$116,963	$47,501	$127,961	$49,361
Total intangible and other assets-net			$69,462		$78,600

Amortization expense for intangible assets was approximately $0.7 million and $0.8 million for the Second Quarter and the Prior Year Quarter, respectively, and $1.3 million and $2.0 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2022 (remaining)	$1,218
2023	$901
2024	$884
2025	$693
2026	$102
Thereafter	$358

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
The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended July 2, 2022	For the 13 Weeks Ended July 3, 2021	For the 26 Weeks Ended July 2, 2022	For the 26 Weeks Ended July 3, 2021
Operating lease cost(1	SG&A	$19,465	$21,727	$39,556	$45,094
Short-term lease cost	SG&A	$216	$152	$400	$320
Variable lease cost	SG&A	$7,703	$5,373	$14,651	$10,780
_______________________________________________
(1) Includes sublease income, which was immaterial.

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	July 2, 2022	January 1, 2022
Assets
Operating	Operating lease ROU assets	$168,615	$177,597
Liabilities
Current:
Operating	Current operating lease liabilities	$51,518	$58,721
Noncurrent:
Operating	Long-term operating lease liabilities	$163,908	$174,520

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	July 2, 2022	January 1, 2022
Weighted-average remaining lease term:
Operating leases	5.7 years	5.7 years
Weighted-average discount rate:
Operating leases	14.1%	14.1%

Future minimum lease payments by year as of July 2, 2022 were as follows (in thousands):

Fiscal Year	Operating Leases
2022 (remaining)	$44,213
2023	74,225
2024	50,252
2025	35,277
2026	28,622
Thereafter	95,797
Total lease payments	$328,386
Less: Interest	112,960
Total lease obligations	$215,426

Supplemental cash flow information related to leases was as follows (in thousands):

	For the 26 Weeks Ended July 2, 2022	For the 26 Weeks Ended July 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47,191	$55,643
Leased assets obtained in exchange for new operating lease liabilities	20,506	8,474

As of July 2, 2022, the Company did not have any material operating or finance leases that have been signed but not commenced.

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
In November 2021, the Company sold $150.0 million aggregate principal amount of 7.00% senior notes due 2026 (the “Notes”), generating net proceeds of approximately $141.7 million. The Notes were issued pursuant to an indenture (the Base Indenture) and a first supplemental indenture (the First Supplemental Indenture and, together with the Base Indenture, the Indenture) with The Bank of New York Mellon Trust Company, N.A., as trustee (the Trustee).
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
As of July 2, 2022, the Company had $150.0 million and $106.7 million outstanding under the Notes and Revolving Facility, respectively. The Company had net borrowings of $64.6 million and $106.7 million under the Revolving Facility during the Second Quarter and Year To Date Period, respectively. Amounts available under the Revolving Facility were reduced by any amounts outstanding under standby Letters of Credit. As of July 2, 2022, the Company had available borrowing capacity of $53.8 million under the Revolving Facility. The Company incurred approximately $2.6 million and $5.3 million of interest expense related to the Notes during the Second Quarter and Year To Date Period, respectively. The Company incurred approximately $0.3 million of interest expense related to the Revolving Facility during both the Second Quarter and Year To Date Period. The Company incurred approximately $0.9 million and $1.7 million of interest expense related to the amortization of debt issuance costs during the Second Quarter and Year To Date Period, respectively. At July 2, 2022, the Company was in compliance with all debt covenants related to its credit facilities.

16. RESTRUCTURING
    In fiscal year 2019, the Company launched New World Fossil 2.0 - Transform to Grow Program (“NWF 2.0”), which was focused on optimizing the Company’s operating structure to be more efficient, with faster decision-making and a more customer-centric focus. In addition to optimizing the way the Company goes to market, the Company pursued additional gross margin expansion opportunities. The Company has taken a zero-based budgeting approach to adjust its business model to enable more investment in digital capabilities and marketing, move closer to the consumer and react more quickly to the ever-evolving consumer shopping patterns. The Company also changed its overall business processes and resources, creating a more centrally directed operating model, reducing complexity and redundancy, and operating at a lower cost base. The NWF 2.0 restructuring program was expanded to address additional challenges posed by COVID-19, including a number of cost saving measures such as store closures. The Company estimates NWF 2.0 total charges of $7.0 million for fiscal year 2022, which will conclude this program.
    The following table shows a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	For the 13 Weeks Ended July 2, 2022
	Liabilities				Liabilities
	April 2, 2022	Charges	Cash Payments	Non-cash Items	July 2, 2022
Store closures	$264	$—	$264	$—	$—
Professional services	357	—	227	—	130
Severance and employee-related benefits	4,528	2,887	3,014	785	3,616
Total	$5,149	$2,887	$3,505	$785	$3,746

	For the 13 Weeks Ended July 3, 2021
	Liabilities				Liabilities
	April 3, 2021	Charges	Cash Payments	Non-cash Items	July 3, 2021
Store closures	$51	$1,447	$—	$1,479	$19
Professional services	541	2,821	1,286	—	2,076
Severance and employee-related benefits	8,552	1,481	4,277	—	5,756
Total	$9,144	$5,749	$5,563	$1,479	$7,851

	For the 26 Weeks Ended July 2, 2022
	Liabilities				Liabilities
	January 1, 2022	Charges	Cash Payments	Non-cash Items	July 2, 2022
Store closures	$300	$405	$613	$92	$—
Professional services	643	135	648	—	130
Severance and employee-related benefits	4,388	4,898	4,885	785	3,616
Total	$5,331	$5,438	$6,146	$877	$3,746

	For the 26 Weeks Ended July 3, 2021
	Liabilities				Liabilities
	January 2, 2021	Charges	Cash Payments	Non-cash Items	July 3, 2021
Store closures	$240	$1,670	$190	$1,701	$19
Professional services	$2,280	$3,407	$3,611	—	$2,076
Severance and employee-related benefits	7,741	8,193	10,178	—	5,756
Total	$10,261	$13,270	$13,979	$1,701	$7,851

    NWF 2.0 restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended July 2, 2022	For the 13 Weeks Ended July 3, 2021	For the 26 Weeks Ended July 2, 2022	For the 26 Weeks Ended July 3, 2021
Americas	$36	$707	$83	$1,379
Europe	282	1,781	1,531	7,044
Asia	40	895	1,204	1,806
Corporate	2,529	2,366	2,620	3,041
Consolidated	$2,887	$5,749	$5,438	$13,270

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen week periods ended July 2, 2022 (the “Second Quarter”) and July 3, 2021 (the “Prior Year Quarter”), and the twenty-six week periods ended July 2, 2022 (the "Year To Date Period") and July 3, 2021 (the "Prior Year YTD Period"). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate the following trends will continue to impact our operating results:

COVID-19: Our business operations and financial performance continue to be materially impacted by COVID-19. The COVID-19 pandemic has negatively affected the global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including periodic mandatory closures of non-essential businesses and orders to shelter-in-place. The lockdowns and travel restrictions, particularly in China, have had a significant adverse impact on our sales throughout the Year To Date Period, and we expect that to continue. We remain focused on protecting the health and safety of our employees, customers and suppliers to minimize potential disruptions and supporting the community to address challenges posed by the global COVID-19 pandemic.

Supply Chain and Inflation: Our business is subject to the risks inherent in global sourcing supply. We rely on domestic and foreign suppliers to provide us with merchandise in a timely manner and at favorable prices. Certain key components in our products come from limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products. Any interruption or delay in the supply of key components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales. Among our foreign suppliers, China is the source of a substantial majority of our imports. We have experienced, and expect to continue to experience, increased international transit times, particularly for our leathers products and packaging, as well as inflation on our shipping costs for a majority of our products. A disruption in the flow of our imported merchandise from China or a material increase in the cost of those goods or transportation without any offsetting price increases may significantly decrease our profits.

In addition, recent historic high rates of inflation, including increased fuel and food prices, has led to a softening of consumer demand in our categories and may lead to further challenges to grow our sales.

Foreign Currencies: The rapid strengthening of the U.S. dollar relative to major foreign currencies unfavorably impacted our net sales and profitability in the Year To Date Period, and we expect foreign currency translation will continue to negatively impact our financial results in fiscal year 2022 when compared with fiscal year 2021.

Inventory Levels: By the end of the Second Quarter of 2022, a slowing of consumer demand has resulted in excess inventory in the marketplace. With higher marketplace inventories and a rapidly changing economic environment, retailers are rationalizing their inventory needs. Because we expect marketplace inventories to remain elevated, we are adjusting future inventory purchases.

Russia-Ukraine Conflict: Our operations in Russia consist of sales through a third-party distributor. Sales to this distributor are currently on hold. Our sales in Russia are not material to our financial results. We have no other operations, including supply chain, in Russia or Ukraine. However, the continuation of the Russia-Ukraine military conflict and/or an escalation of the conflict beyond its current scope may weaken the global economy and could result in additional inflationary pressures and supply chain constraints.

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

Business Strategies and Outlook: Notwithstanding the COVID-19 pandemic, we plan to execute the following strategies to enhance our brands, grow our revenue and improve profitability. The first strategic initiative is to increase brand excitement by crafting compelling stories that build upon brand equities for both owned and licensed brands across our product categories. Key to this strategy is our ongoing effort in innovation in our product categories and marketing capabilities, where we aim to build larger communities of brand loyalists. Our second strategic initiative is to increase digital engagement and online sales over the long-term. While digital sales have trended down year on year, we continue to invest in our owned e-commerce sites around the world and in third party marketplaces to enhance our direct to consumer engagement, which we believe can build long-term customer value. Our third strategic initiative is to optimize our operations. We initiated the New World Fossil – Transform to Grow ("NWF 2.0") initiative in 2019 aimed to further simplify our operations and to reallocate resources toward growth, and we achieved our $250 million run-rate savings goal in 2021. Although we are nearing completion of our NWF 2.0 program, we will continue to optimize our operations with further reductions to our store footprint, expense reductions and increased focus on inventory management and supply chain efficiency. Our fourth strategic initiative is to expand our opportunity in mainland China and India. In these countries, we are continuing to execute against a strategy centered around localized marketing and segmented assortments. Although the impact of COVID-19 is likely to disrupt our growth trajectory in the short to intermediate term, we continue to view mainland China and India as compelling long-term opportunities. With the current headwinds, including inflation and recessionary pressures, we will focus on managing our working capital and inventory levels. This will include selling down our current inventory and possibly reducing our open to buy in early 2023.

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
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 157 Company-owned stores as of the end of the Second Quarter and an extensive collection of products available through our owned websites.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 113 Company-owned stores as of the end of the Second Quarter and an extensive collection of products available through our owned websites.
Asia: The Asia segment is comprised of sales to customers based in Australia, China (including Hong Kong, Macau and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 79 Company-owned stores as of the end of the Second Quarter and an extensive collection of products available through our owned websites.

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

Comparable Retail Sales: Both stores and e-commerce sites are included in comparable retail sales in the thirteenth month of operation. Stores that experience a gross square footage change of 10% or more due to an expansion and/or relocation are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the expansion and/or relocation. Comparable retail sales also exclude the effects of foreign currency fluctuations.

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

Operating Expenses include selling, general and administrative ("SG&A"), other long-lived asset impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of our retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize our Company’s infrastructure and store closures under our New World Fossil initiatives.

Results of Operations
Quarterly Periods Ended July 2, 2022 and July 3, 2021
Consolidated Net Sales. Net sales decreased $39.7 million, or 9.7% (5.4% in constant currency), for the Second Quarter as compared to the Prior Year Quarter, with sales declines in all three regions. In the Second Quarter, digital sales, which include sales from our owned e-commerce channels, third party e-commerce platforms and wholesale dot com, were 35% of worldwide net sales and decreased 25.5% (21.4% in constant currency) compared to the Prior Year Quarter. The sales declines in digital were partially offset by retail store sales growth driven by increased foot traffic in our brick and mortar stores. Global comparable retail sales grew 16.3% primarily due to increased store sales partially offset by sales declines in our owned e-commerce websites. From a category perspective, traditional watch sales decreased 11.0%, (7.0% in constant currency), driven by traditional watch sales declines in EMPORIO ARMANI in mainland China due to COVID-19 related traffic disruptions and in MICHAEL KORS within our Americas wholesale channel. Declines were partially offset by FOSSIL traditional watch sales growth, particularly in India and Canada. Net sales of smartwatches decreased 22.5% (18.0% in constant currency) compared to the Prior Year Quarter, as reduced consumer demand and less promotional activity led to lower sell-through and higher inventory levels in certain key wholesale customers, resulting in lower replenishment orders in the U.S.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended July 2, 2022		For the 13 Weeks Ended July 3, 2021		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$168.3	45.3%	$176.7	43.0%	$(8.4)	(4.8)%	(4.3)%
Europe	107.9	29.1	124.4	30.3	(16.5)	(13.3)	(3.2)
Asia	92.6	24.9	103.5	25.2	(10.9)	(10.5)	(6.4)
Corporate	2.4	0.7	6.3	1.5	(3.9)	(61.9)	(60.3)
Total	$371.2	100.0%	$410.9	100.0%	$(39.7)	(9.7)%	(5.4)%
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended July 2, 2022		For the 13 Weeks Ended July 3, 2021
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$258.7	69.7%	$290.6	70.8%	$(31.9)	(11.0)%	(7.0)%
Smartwatches	33.4	9.0	43.1	10.5	(9.7)	(22.5)	(18.0)
Total watches	$292.1	78.7%	$333.7	81.3%	$(41.6)	(12.5)	(8.5)
Leathers	35.9	9.7	33.3	8.1	2.6	7.8	11.5
Jewelry	33.9	9.1	32.6	7.9	1.3	4.0	12.0
Other	9.3	2.5	11.3	2.7	(2.0)	(17.7)	(13.8)
Total	$371.2	100.0%	$410.9	100.0%	$(39.7)	(9.7)%	(5.4)%
In the Second Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by $17.7 million, including unfavorable impacts of $12.5 million, $4.3 million and $0.8 million in our Europe, Asia and Americas segments, respectively, as compared to the Prior Year Quarter.
Stores. The following table sets forth the number of stores on the dates indicated below:

	July 3, 2021	Opened	Closed	July 2, 2022
Americas	166	0	9	157
Europe	133	1	21	113
Asia	87	4	12	79
Total stores	386	5	42	349

Americas Net Sales. Americas net sales decreased $8.4 million, or 4.8% (4.3% in constant currency), during the Second Quarter in comparison to the Prior Year Quarter. In the region, sales decreases in the U.S. and Mexico were partially offset by a sales increase in Canada. Sales decreased in our wholesale and owned e-commerce channels, while sales in our stores channel grew moderately, largely due to increased store traffic. Comparable retail sales were modestly positive during the Second Quarter, primarily due to increased store sales partially offset by sales declines in our owned e-commerce websites.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Americas segment (dollars in millions):

	For the 13 Weeks Ended July 2, 2022		For the 13 Weeks Ended July 3, 2021
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$118.7	70.5%	$122.7	69.4%	$(4.0)	(3.3)%	(2.8)%
Smartwatches	15.4	9.2	23.9	13.5	(8.5)	(35.6)	(35.4)
Total watches	$134.1	79.7%	$146.6	82.9%	$(12.5)	(8.5)	(8.1)
Leathers	22.6	13.4	20.8	11.8	1.8	8.7	9.5
Jewelry	9.3	5.5	7.3	4.1	2.0	27.4	28.0
Other	2.3	1.4	2.0	1.2%	0.3	15.0	16.2
Total	$168.3	100.0%	$176.7	100.0%	$(8.4)	(4.8)%	(4.3)%

Europe Net Sales. Europe net sales decreased $16.5 million, or 13.3% (3.2% in constant currency), during the Second Quarter in comparison to the Prior Year Quarter. Across the Eurozone, sales decreased in most markets, with the greatest decreases in Germany and France. Comparable retail sales increased moderately during the Second Quarter as growth in store sales, driven by increased traffic, was partially offset by decreased owned e-commerce sales.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Europe segment (dollars in millions)

	For the 13 Weeks Ended July 2, 2022		For the 13 Weeks Ended July 3, 2021
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$70.4	65.2%	$81.8	65.7%	$(11.4)	(13.9)%	(4.2)%
Smartwatches	10.3	9.5	13.3	10.7	(3.0)	(22.6)	(12.7)
Total watches	$80.7	74.7%	$95.1	76.4%	$(14.4)	(15.1)	(5.4)
Leathers	5.3	4.9	6.4	5.1	(1.1)	(17.2)	(6.8)
Jewelry	18.6	17.2	20.2	16.2	(1.6)	(7.9)	3.2
Other	3.3	3.2	2.7	2.3	0.6	22.2	34.3
Total	$107.9	100.0%	$124.4	100.0%	$(16.5)	(13.3)%	(3.2)%

Asia Net Sales. Net sales in Asia decreased $10.9 million, or 10.5% (6.4% in constant currency), during the Second Quarter in comparison to the Prior Year Quarter. The sales decrease was largely driven by mainland China and predominately in the EMPORIO ARMANI brand. COVID-19 policies in mainland China, which include restrictions on travel abroad, continued to negatively affect sales across all channels and also impacted other key markets that have historically benefited from China tourism. The sales decline was partially offset by sales growth in India, largely in FOSSIL watches. Comparable retail sales increased significantly during the Second Quarter, driven by increased store sales as a result of traffic growth, partially offset by decreased e-commerce sales.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Asia segment (dollars in millions):

	For the 13 Weeks Ended July 2, 2022		For the 13 Weeks Ended July 3, 2021
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$69.5	75.1%	$85.1	82.2%	$(15.6)	(18.3)%	(14.7)%
Smartwatches	7.8	8.4	5.9	5.7	1.9	32.2	40.3
Total watches	$77.3	83.5%	$91.0	87.9%	$(13.7)	(15.1)	(11.2)
Leathers	8.0	8.6	6.1	5.9	1.9	31.1	38.5
Jewelry	6.0	6.5	5.2	5.0	0.8	15.4	20.9
Other	1.3	1.4	1.2	1.2	0.1	8.3	11.8
Total	$92.6	100.0%	$103.5	100.0%	$(10.9)	(10.5)%	(6.4)%

Gross Profit. Gross profit of $191.3 million in the Second Quarter decreased 13.7% in comparison to $221.8 million in the Prior Year Quarter. Our gross profit margin rate decreased to 51.6% in the Second Quarter compared to 54.0% in the Prior Year Quarter. The year-over-year decrease primarily reflects a non-recurrence of the prior year's tariff reductions, increased freight costs and an unfavorable currency impact. These costs were partially offset by favorable product mix and pricing increases and net foreign currency hedging contract gains in the current year as compared to net foreign currency hedging contract losses last year.
Operating Expenses. Total operating expenses in the Second Quarter decreased by 2.5% to $202.3 million or 54.5% of net sales, in comparison to $207.5 million or 50.5% of net sales in the Prior Year Quarter. As a percentage of net sales, SG&A expenses increased to 53.7% in the Second Quarter as compared to 48.8% in the Prior Year Quarter, largely driven by increased compensation costs and investments in our digital initiatives, which were partially offset by a decline in marketing expenses and reduced store costs resulting from lower store count. Operating expenses in the Second Quarter included $2.9 million of restructuring costs, primarily related to employee costs, while the Prior Year Quarter included $5.7 million in restructuring costs. The translation of foreign-denominated expenses during the Second Quarter decreased operating expenses by $8.5 million as a result of the stronger U.S. dollar.
Operating Income (Loss). Operating loss in the Second Quarter was $10.9 million as compared to operating income of $14.3 million in the Prior Year Quarter. As a percentage of net sales, operating margin was (2.9)% in the Second Quarter compared to 3.5% in the Prior Year Quarter. Operating margin rate in the Second Quarter included an unfavorable impact of 90 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended July 2, 2022	For the 13 Weeks Ended July 3, 2021	Change		Operating Margin %
			Dollars	Percentage	2022	2021
Americas	$30.7	$36.6	$(5.9)	(16.1)%	18.2%	20.7%
Europe	14.8	22.0	(7.2)	(32.7)	13.8	17.7
Asia	12.4	14.8	(2.4)	(16.2)	13.3	14.3
Corporate	(68.8)	(59.1)	(9.7)	(16.4)
Total operating income (loss)	$(10.9)	$14.3	$(25.2)	(176.2)%	(2.9)%	3.5%
Interest Expense. Interest expense decreased by $2.2 million during the Second Quarter compared to the Prior Year Quarter, primarily driven by reduced debt issuance costs amortization and a lower borrowing rate.
Other Income (Expense)-Net. During the Second Quarter, other income (expense)-net was expense of $1.7 million in comparison to expense of $0.5 million in the Prior Year Quarter.
    Provision for Income Taxes. Income tax expense for the Second Quarter was $2.0 million, resulting in an effective income tax rate of (11.8)%. For the Prior Year Quarter, income tax expense was $8.1 million, resulting in an effective income tax rate of 110.5%. The effective tax rate in the Second Quarter was favorable as compared to the Prior Year Quarter due to a lower structural rate on foreign income. No tax benefit has been accrued on the Second Quarter U.S. tax losses and certain foreign tax losses due to the uncertainty of whether they can be used in the future. The Second Quarter tax rate was negative because foreign income tax expense was accrued on certain foreign entities with positive taxable income while the consolidated results were a loss.

Net Income (Loss) Attributable to Fossil Group, Inc. Second Quarter net income (loss) attributable to Fossil Group, Inc. was a net loss of $19.1 million, or $0.37 per diluted share, in comparison to a net loss of $1.2 million, or $0.02 per diluted share, in the Prior Year Quarter. During the Second Quarter, currencies unfavorably affected loss per diluted share by approximately $0.04.

Adjusted Net Income (Loss). Adjusted net loss for the Second Quarter was $16.6 million with adjusted loss per diluted share of $0.33 compared to adjusted net income of $4.3 million with adjusted income per diluted share of $0.08 in the Prior Year Quarter.

Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 13 Weeks Ended
	July, 2 2022		July 3, 2021
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(16.9)	(4.6)%	$7.3	1.8%
Plus:
Interest expense	4.3		6.5
Amortization and depreciation	5.8		7.5
Impairment expense	0.2		1.3
Other non-cash charges	(0.2)		(0.4)
Stock-based compensation	3.8		2.5
Restructuring expense	2.9		5.7
Less:
Interest income	0.2		0.1
Adjusted EBITDA	$(0.3)	(0.1)%	$30.3	7.4%

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

	For the 13 Weeks Ended July 2, 2022
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(10.9)	$0.2	$2.9	$(7.8)
Operating margin (% of net sales)	(2.9)%			(2.1)%
Interest expense	$(4.3)	$—	$—	$(4.3)
Other income (expense) - net	(1.7)	—	—	(1.7)
Income (loss) before income taxes	(16.9)	0.2	2.9	(13.8)
Provision for income taxes	2.0	—	0.6	2.6
Less: net income attributable to noncontrolling interest	(0.2)	—	—	(0.2)
Net income (loss) attributable to Fossil Group, Inc.	$(19.1)	$0.2	$2.3	$(16.6)
Diluted earnings (loss) per share	$(0.37)	$—	$0.04	$(0.33)

	For the 13 Weeks Ended July 3, 2021
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$14.3	$1.3	$5.7	$21.3
Operating margin (% of net sales)	3.5%			5.2%
Interest expense	$(6.5)	$—	$—	$(6.5)
Other income (expense) - net	(0.5)	—	—	(0.5)
Income (loss) before income taxes	7.3	1.3	5.7	14.3
Provision for income taxes	8.1	0.3	1.2	9.6
Less: Net income attributable to noncontrolling interest	(0.4)	—	—	(0.4)
Net income (loss) attributable to Fossil Group, Inc.	$(1.2)	$1.0	$4.5	$4.3
Diluted earnings (loss) per share	$(0.02)	$0.02	$0.09	$0.08

Fiscal Year To Date Periods Ended July 2, 2022 and July 3, 2021
Consolidated Net Sales. Net sales decreased $27.0 million or 3.5% (0.1% in constant currency) for the Year To Date Period as compared to the Prior Year YTD Period. Sales declines were primarily driven by Asia, where declines in China more than offset sales growth in India as compared to the Prior Year YTD Period. Our net sales in China have been negatively affected by COVID-19 restrictions during the Year To Date Period and our most significant sales declines were in EMPORIO ARMANI traditional watches, as compared to the Prior Year YTD Period. In the Year To Date Period, digital sales were 34% of worldwide net sales and decreased 22.0% (19.1% in constant currency) compared to the Prior Year YTD Period. Global comparable retail sales increased 14.0% primarily due to increased store traffic and was partially offset by sales declines in our owned e-commerce websites.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 26 Weeks Ended July 2, 2022		For the 26 Weeks Ended July 3, 2021		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$330.2	44.2%	$329.2	42.5%	$1.0	0.3%	0.6%
Europe	232.4	31.0	233.7	30.2	(1.3)	(0.6)	7.7
Asia	179.4	24.0	202.1	26.1	(22.7)	(11.2)	(8.3)
Corporate	5.0	0.8	9.0	1.2	(4.0)	(44.4)	(43.3)
Total	$747.0	100.0%	$774.0	100.0%	$(27.0)	(3.5)%	(0.1)%

Net sales information by product category is summarized as follows (dollars in millions):

	For the 26 Weeks Ended July 2, 2022		For the 26 Weeks Ended July 3, 2021		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$520.1	69.6%	$533.0	68.9%	$(12.9)	(2.4)%	0.7%
Smartwatches	71.4	9.6	96.0	12.4	(24.6)	(25.6)	(22.4)
Total watches	$591.5	79.2%	$629.0	81.3%	$(37.5)	(6.0)	(2.8)
Leathers	70.1	9.4	67.5	8.7	2.6	3.9	6.8
Jewelry	68.6	9.2	58.7	7.6	9.9	16.9	23.3
Other	16.8	2.2	18.8	2.4	(2.0)	(10.6)	(6.6)
Total	$747.0	100.0%	$774.0	100.0%	$(27.0)	(3.5)%	(0.1)%
In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by $26.2 million, including unfavorable impacts of $19.2 million, $5.9 million and $1.0 million in in our Europe, Asia and Americas segments, respectively, compared to the Prior Year YTD Period.
Americas Net Sales. Americas net sales increased $1.0 million, or 0.3% (0.6% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. We saw growth in our retail store channel while our e-commerce and wholesale channels declined. Geographically, sales growth in Canada was partially offset by sales declines in the U.S. and Mexico. Comparable retail sales were moderately positive during the Year To Date Period, primarily due to increased store traffic and were partially offset by sales declines in our owned e-commerce websites.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Americas segment (dollars in millions):

	For the 26 Weeks Ended July 2, 2022		For the 26 Weeks Ended July 3, 2021		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$234.6	71.0%	$218.0	66.2%	$16.6	7.6%	7.9%
Smartwatches	32.7	10.0	53.1	16.2	(20.4)	(38.4)	(38.4)
Total watches	$267.3	81.0%	$271.1	82.4%	$(3.8)	(1.4)	(1.2)
Leathers	41.8	12.7	40.5	12.3	1.3	3.2	3.7
Jewelry	17.2	5.2	14.2	4.3	3.0	21.1	21.7
Other	3.9	1.1	3.4	1.0	0.5	14.7	14.9
Total	$330.2	100.0%	$329.2	100.0%	$1.0	0.3%	0.6%

Europe Net Sales. Europe net sales decreased $1.3 million, or 0.6% (increase of 7.7% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. The decline was primarily in FOSSIL watch sales and was partially offset by growth in MICHAEL KORS versus the Prior Year YTD Period. Strong retail stores growth partially offset declines in our wholesale and e-commerce channels as consumers returned to brick and mortar stores. Comparable retail sales in the region also increased strongly during the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Europe segment (dollars in millions):

	For the 26 Weeks Ended July 2, 2022		For the 26 Weeks Ended July 3, 2021		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$151.6	65.2%	$152.8	65.4%	$(1.2)	(0.8)%	7.0%
Smartwatches	22.9	9.9	26.9	11.5	(4.0)	(14.9)	(6.5)
Total watches	$174.5	75.1%	$179.7	76.9%	$(5.2)	(2.9)	5.0
Leathers	12.7	5.5	12.7	5.4	—	—	8.5
Jewelry	39.8	17.1	36.5	15.6	3.3	9.0	18.7
Other	5.4	2.3	4.8	2.1	0.6	12.5	23.9
Total	$232.4	100.0%	$233.7	100.0%	$(1.3)	(0.6)%	7.7%

Asia Net Sales. Asia net sales decreased $22.7 million, or 11.2% (8.3% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. Sales declines were primarily driven by mainland China as a result of COVID-19 policies. Strong growth in India partially offset sales declines during the Year To Date Period as compared to the Prior Year YTD Period. Sales increases in the FOSSIL brand were more than offset by sales declines in the EMPORIO ARMANI brand. For the Year To Date Period, comparable retail sales increased significantly.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Asia segment (dollars in millions):

	For the 26 Weeks Ended July 2, 2022		For the 26 Weeks Ended July 3, 2021		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$133.9	74.6%	$161.1	79.7%	$(27.2)	(16.9)%	(14.4)%
Smartwatches	15.8	8.8	15.9	7.9	(0.1)	(0.6)	4.7
Total watches	$149.7	83.4%	$177.0	87.6%	$(27.3)	(15.4)	(12.7)
Leathers	15.6	8.7	14.3	7.1	1.3	9.1	13.7
Jewelry	11.7	6.5	8.1	4.0	3.6	44.4	47.2
Other	2.4	1.4	2.7	1.3	(0.3)	(11.1)	(4.1)
Total	$179.4	100.0%	$202.1	100.0%	$(22.7)	(11.2)%	(8.3)%

Gross Profit. Gross profit of $375.7 million in the Year To Date Period decreased $28.8 million, or 7.1%, in comparison to $404.4 million in the Prior Year YTD Period. Gross profit margin rate decreased to 50.3% in the Year To Date Period compared to 52.3% in the Prior Year YTD Period. The gross profit margin rate declined largely due to increased freight costs, a non-recurrence of the prior year's tariff reductions and an unfavorable currency impact. These costs were partially offset by decreased promotional activity and increased net foreign currency hedging contract gains in the Year To Date Period as compared to the Prior Year YTD Period.
Operating Expenses. For the Year To Date Period, total operating expenses decreased to $400.9 million compared to $406.8 million in the Prior Year YTD Period. As a percentage of net sales, SG&A expenses increased to 52.9% in the Year To Date Period as compared to 50.1% in the Prior Year YTD Period mainly driven by increased compensation costs and investments in our digital initiatives, which were partially offset by a decline in marketing expenses and reduced store costs resulting from lower store count. During the Year To Date Period, we incurred restructuring costs of $5.4 million in comparison to restructuring costs of $13.3 million in the Prior Year YTD Period. We incurred other long-lived asset impairment charges of $0.5 million in the Year To Date Period compared to charges of $5.8 million in the Prior Year YTD Period. The translation of foreign-denominated expenses during the Year To Date Period decreased operating expenses by $12.8 million as a result of the stronger U.S. dollar.
Operating Income (Loss). Operating income (loss) was a loss of $25.2 million in the Year To Date Period as compared to a loss of $2.4 million in the Prior Year YTD Period. The increase in operating loss was primarily due to the decline in net sales and margin rate in the Year To Date Period. As a percentage of net sales, operating margin was (3.4)% in the Year To Date Period as compared to (0.3)% in the Prior Year YTD Period and was negatively impacted by approximately 60 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 26 Weeks Ended July 2, 2022	For the 26 Weeks Ended July 3, 2021	Change		Operating Margin %
			Dollars	Percentage	2022	2021
Americas	$54.6	$62.6	$(8.0)	(12.8)%	16.5%	19.0%
Europe	34.4	27.1	7.3	26.9	14.8	11.6
Asia	21.3	26.6	(5.3)	(19.9)	11.9	13.1
Corporate	(135.5)	(118.7)	(16.8)	(14.2)
Total operating income (loss)	$(25.2)	$(2.4)	$(22.8)	(950.0)%	(3.4)%	(0.3)%

Interest Expense. Interest expense decreased by $5.5 million during the Year To Date Period, primarily driven by reduced debt issuance costs amortization and a lower borrowing rate.
Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net was a net expense of $0.1 million in the Year to Date Period compared to net income of $1.4 million in the Prior Year YTD Period. This change was largely driven by increased net foreign currency losses during the Year To Date Period as compared to the Prior Year YTD Period.
Provision for Income Taxes. Income tax expense for the Year To Date Period was $6.7 million, resulting in an effective income tax rate of (19.9)%. The Prior Year YTD Period income tax expense was $10.2 million resulting in an effective tax rate of (68.4)%. The Year to Date Period effective tax rate was favorable to the Prior Year YTD Period due to a lower structural rate on foreign income. No tax benefit has been accrued on the Year to Date Period U.S. tax losses and certain foreign tax losses due to the uncertainty of whether they can be used in the future. The Year to Date Period and the Prior Year YTD Period effective tax rates were negative because income tax expense was accrued on foreign entities with positive taxable income while the consolidated results were a loss.

Net Income (Loss) Attributable to Fossil Group, Inc. For the Year To Date Period, we had a net loss of $40.6 million, or $0.78 per diluted share, in comparison to a loss of $25.6 million, or $0.50 per diluted share, in the Prior Year YTD Period. Diluted loss per share in the Year To Date Period, as compared to the Prior Year YTD Period, was negatively impacted $0.06 per diluted share due to the currency impact of a stronger U.S. dollar.

Adjusted Net Income (Loss). Adjusted net loss for the Year To Date Period was $35.9 million with adjusted loss per diluted share of $0.69 compared to adjusted net loss of $10.6 million with adjusted loss per diluted share of $0.21 in the Prior Year YTD Period.

Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 26 Weeks Ended
	July, 2 2022		July 3, 2021
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(33.6)	(4.5)%	$(14.9)	(1.9)%
Plus:
Interest expense	8.3		13.9
Amortization and depreciation	11.9		16.4
Impairment expense	0.5		5.8
Other non-cash charges	(0.3)		(0.8)
Stock-based compensation	6.1		4.3
Restructuring expense	5.4		13.3
Less:
Interest income	0.3		0.2
Adjusted EBITDA	$(2.0)	(0.3)%	$37.8	4.9%

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

	For the 26 Weeks Ended July 2, 2022
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(25.2)	$0.5	$5.4	$(19.3)
Operating margin (% of net sales)	(3.4)%			(2.6)%
Interest expense	$(8.3)	$—	$—	$(8.3)
Other income (expense) - net	(0.1)	—	—	(0.1)
Income (loss) before income taxes	(33.6)	0.5	5.4	(27.7)
Provision for income taxes	6.7	0.1	1.1	7.9
Less: net income attributable to noncontrolling interest	(0.3)	—	—	(0.3)
Net income (loss) attributable to Fossil Group, Inc.	$(40.6)	$0.4	$4.3	$(35.9)
Diluted earnings (loss) per share	$(0.78)	$0.01	$0.08	$(0.69)

	For the 26 Weeks Ended July 3, 2021
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(2.4)	$5.7	$13.3	$16.6
Operating margin (% of net sales)	(0.3)%			2.1%
Interest expense	$(13.9)	$—	$—	$(13.9)
Other income (expense) - net	1.4	—	—	1.4
Income (loss) before income taxes	(14.9)	5.7	13.3	4.1
Provision for income taxes	10.2	1.2	2.8	14.2
Less: Net income attributable to noncontrolling interest	(0.5)	—	—	(0.5)
Net income (loss) attributable to Fossil Group, Inc.	$(25.6)	$4.5	$10.5	$(10.6)
Diluted earnings (loss) per share	$(0.50)	$0.09	$0.20	$(0.21)

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the Second Quarter was $167.1 million, including $164.9 million held in banks outside the U.S., in comparison to cash and cash equivalents of $252.3 million at the end of the Prior Year Quarter and $250.8 million at the end of fiscal year 2021. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges, strategic investments such as acquisitions and other capital expenditures.
At the end of the Second Quarter, we had net working capital of $543.5 million compared to net working capital of $427.4 million at the end of the Prior Year Quarter. At the end of the Second Quarter, we had $0.6 million of short-term borrowings and $248.9 million in long-term debt including unamortized issuance costs.
Operating Activities. Cash provided by operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities in the Year To Date Period increased primarily due to cash of $184.8 million used by working capital items and a net loss of $40.3 million, partially offset by net non-cash items of $59.3 million. We accelerated certain inventory receipts in the Year To Date Period when compared to the Prior YTD Period, due to extended transportation lead times and to mitigate potential COVID-19 driven restrictions from our primary supply base in mainland China.
Investing Activities. Investing cash flows primarily consist of capital expenditures and are offset by proceeds from the sale of property, plant and equipment. The investing cash flows were higher in the Prior Year YTD Period, due to the sale of property, plant and equipment, when compared to the Year To Date Period.
Financing Activities. Financing cash flows primarily consist of borrowings and repayments of debt. The increase in financing cash flows was due to net borrowings during the Year To Date Period compared with net repayments during the Prior Year YTD Period under the Revolving Facility. We also repurchased $10.0 million of common stock during the Year To Date Period under our $30.0 million stock repurchase program.
Material Cash Requirements. We have obligations as part of our ordinary course of business. Our material cash requirements include: (1) operating lease obligations (see Note 14 Leases within the Condensed Consolidated Financial Statements); (2) debt repayments (see Note 15 Debt Activity within the Condensed Consolidated Financial Statements); (3) non-cancellable purchase obligations; (4) minimum royalty payments; and (5) employee wages, benefits, and incentives. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions (see Note 5 Income Taxes within the Condensed Consolidated Financial Statements) and other matters.
For fiscal year 2022, we expect total capital expenditures to be approximately $15 million to $20 million.
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
The following table shows our sources of liquidity (in millions):

	July 2, 2022	July 3, 2021
Cash and cash equivalents	$167.1	$252.3
Revolver availability	53.8	42.1
Total liquidity	$220.9	$294.4

Notes: In November 2021, we sold $150.0 million aggregate principal amount of our 7.00% senior notes due 2026 (the "Notes"), generating net proceeds of approximately $141.7 million. On November 8, 2021, we used the majority of the net proceeds from the Notes offering to repay the $122.0 million of outstanding borrowings under the Term Credit Agreement (as defined below). The remaining net proceeds were used for general corporate purposes.

The Notes are our general unsecured obligations. The Notes bear interest at the rate of 7.00% per annum. Interest on the Notes is payable quarterly in arrears on February 28, May 31, August 31 and November 30 of each year. The Notes mature on November 30, 2026. We may redeem the Notes for cash in whole or in part at any time at our option. Prior to November 30, 2023, the redemption price will be $25.00 per $25.00 principal amount of Notes, plus a “make-whole” premium plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. On and after November 30, 2023 we may redeem the Notes (i) on or after November 30, 2023 and prior to November 30, 2024, at a price equal to $25.50 per $25.00 principal amount of Notes, (ii) on or after November 30, 2024 and prior to November 30, 2025, at a price equal to $25.25 per $25.00 principal amount of Notes and (iii) on or after November 30, 2025, at a price equal to $25.00 per $25.00 principal amount of Notes, plus (in each case noted above) accrued and unpaid interest, if any, to, but excluding, the date of redemption.
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
Year To Date 2022 Activity: We had net borrowings of $106.7 million under the Revolving Facility during the Year To Date Period at an average interest rate of 1.8%. As of July 2, 2022, we had $150.0 million outstanding under the Notes and $106.7 million outstanding under the Revolving Facility. We also had unamortized debt issuance costs of $7.7 million recorded in long-term debt and $3.7 million recorded in intangible and other assets-net. In addition, we had $4.5 million of outstanding standby Letters of Credit at July 2, 2022. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby Letters of Credit. As of July 2, 2022, we had available borrowing capacity of $53.8 million under the Revolving Facility. At July 2, 2022, we were in compliance with all debt covenants related to our credit facilities.
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

Forward-Looking Statements
The statements contained in this Quarterly Report on Form10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures About Market Risk, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words "may,” "believes,” "will,” "should,” "seek,” "forecast,” "outlook,” "estimate,” "continue,” "anticipate,” "intend,” "could,” "would,” "project,” "predict,” "potential,” "plan,” "expect” or the negative or plural of these words or similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: increased political uncertainty and the Ukraine crisis; the effect of worldwide economic conditions; the effect of the COVID-19 pandemic; the impact of inflation; results of tax examinations; significant changes in consumer spending patterns or preferences; interruptions or delays in the supply of key components or products; acts of war or acts of terrorism; loss of key facilities; data breach or information systems disruptions; changes in foreign currency valuations in relation to the U.S. dollar; lower levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines; changes in the mix of product sales; the effects of vigorous competition in the markets in which we operate; compliance with debt covenants and other contractual provisions and meeting debt service obligations; risks related to the success of our business strategy; the termination or non-renewal of material licenses; risks related to foreign operations and manufacturing; changes in the costs of materials and labor; government regulation and tariffs; our ability to secure and protect trademarks and other intellectual property rights; levels of traffic to and management of our retail stores; loss of key personnel and the outcome of current and possible future litigation.
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
The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at July 2, 2022 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	56.8	U.S. dollar	66.3	May 2023
Canadian dollar	18.5	U.S. dollar	14.7	June 2023
Japanese yen	823.7	U.S. dollar	7.3	June 2023
British pound	4.3	U.S. dollar	5.9	June 2023
Mexican peso	77.7	U.S. dollar	3.7	September 2022
Australian dollar	3.7	U.S. dollar	2.7	December 2022
U.S. dollar	6.4	Japanese yen	740.0	November 2022
If we were to settle our forward contracts listed in the table above as of July 2, 2022, the result would have been a net gain of $7.9 million. As of July 2, 2022, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $19.0 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of July 2, 2022, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $45.6 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of July 2, 2022, a 100 basis point increase in interest rates would increase annual interest expense by $1.4 million.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of July 2, 2022.
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

FOSSIL GROUP, INC.

August 11, 2022	/S/ SUNIL M. DOSHI
Sunil M. Doshi
Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)