Form 10-Q
period 2022-10-01
Fossil Group, Inc.
filed 2022-11-10
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 1, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission file number: 001-41040
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

The number of shares of the registrant’s common stock outstanding as of November 2, 2022: 51,836,456

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 1, 2022

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	October 1, 2022	January 1, 2022
Assets
Current assets:
Cash and cash equivalents	$162,612	$250,844
Accounts receivable - net of allowances for doubtful accounts of $15,025 and $16,388, respectively	214,987	255,131
Inventories	452,747	346,850
Prepaid expenses and other current assets	184,964	169,930
Total current assets	1,015,310	1,022,755
Property, plant and equipment - net of accumulated depreciation of $418,090 and $436,663, respectively	77,379	89,767
Operating lease right-of-use assets	156,448	177,597
Intangible and other assets-net	65,849	78,600
Total long-term assets	299,676	345,964
Total assets	$1,314,986	$1,368,719
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$204,040	$229,877
Short-term and current portion of long-term debt	354	554
Accrued expenses:
Current operating lease liabilities	48,238	58,721
Compensation	40,072	73,595
Royalties	21,380	38,714
Customer liabilities	34,671	40,886
Transaction taxes	8,293	17,147
Other	43,430	46,675
Income taxes payable	28,249	29,478
Total current liabilities	428,727	535,647
Long-term income taxes payable	24,069	20,452
Deferred income tax liabilities	458	504
Long-term debt	293,583	141,354
Long-term operating lease liabilities	151,928	174,520
Other long-term liabilities	25,988	30,884
Total long-term liabilities	496,026	367,714
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 51,827 and 52,146 shares issued and outstanding at October 1, 2022 and January 1, 2022, respectively	518	521
Additional paid-in capital	304,498	300,848
Retained earnings	184,909	229,132
Accumulated other comprehensive income (loss)	(96,876)	(67,275)
Total Fossil Group, Inc. stockholders’ equity	393,049	463,226
Noncontrolling interests	(2,816)	2,132
Total stockholders’ equity	390,233	465,358
Total liabilities and stockholders’ equity	$1,314,986	$1,368,719

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended October 1, 2022	For the 13 Weeks Ended October 2, 2021	For the 39 Weeks Ended October 1, 2022	For the 39 Weeks Ended October 2, 2021
Net sales	$436,271	$491,827	$1,183,292	$1,265,808
Cost of sales	216,651	232,305	588,010	601,857
Gross profit	219,620	259,522	595,282	663,951
Operating expenses:
Selling, general and administrative expenses	196,530	205,718	591,521	593,522
Other long-lived asset impairments	608	551	1,060	6,314
Restructuring charges	—	5,447	5,438	18,716
Total operating expenses	197,138	211,716	598,019	618,552
Operating income (loss)	22,482	47,806	(2,737)	45,399
Interest expense	5,127	6,422	13,445	20,284
Other income (expense) - net	(1,859)	(482)	(1,915)	882
Income (loss) before income taxes	15,496	40,902	(18,097)	25,997
Provision for income taxes	9,214	8,978	15,904	19,177
Net income (loss)	6,282	31,924	(34,001)	6,820
Less: Net income (loss) attributable to noncontrolling interests	433	504	738	1,032
Net income (loss) attributable to Fossil Group, Inc.	$5,849	$31,420	$(34,739)	$5,788
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(13,465)	$(3,237)	$(37,437)	$(12,293)
Cash flow hedges - net change	3,668	2,085	7,836	3,607
Total other comprehensive income (loss)	(9,797)	(1,152)	(29,601)	(8,686)
Total comprehensive income (loss)	(3,515)	30,772	(63,602)	(1,866)
Less: Comprehensive income (loss) attributable to noncontrolling interests	432	504	738	1,032
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(3,947)	$30,268	$(64,340)	$(2,898)
Earnings (loss) per share:
Basic	$0.11	$0.60	$(0.67)	$0.11
Diluted	$0.11	$0.60	$(0.67)	$0.11
Weighted average common shares outstanding:
Basic	51,825	52,141	51,843	51,900
Diluted	52,052	52,766	51,843	52,738

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended October 1, 2022
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, July 2, 2022	51,807	$518	$304,775	$—	$179,060	$(87,079)	$397,274	$(3,249)	$394,025
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	22	—	—	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding				(13)	—	—	(13)	—	(13)
Retirement of common stock	(2)	—	(13)	13	—	—	—	—	—
Stock-based compensation	—	—	(264)	—	—	—	(264)	—	(264)
Net income (loss)	—	—	—	—	5,849	—	5,849	433	6,282
Other comprehensive income (loss)	—	—	—	—	—	(9,797)	(9,797)	—	(9,797)
Balance, October 1, 2022	51,827	$518	$304,498	$—	$184,909	$(96,876)	$393,049	$(2,816)	$390,233

For the 13 Weeks Ended October 2, 2021
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, July 3, 2021	52,127	$521	$295,704	$—	$178,066	$(66,434)	$407,857	$1,470	$409,327
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	21	—	—	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(56)	—	—	(56)	—	(56)
Retirement of common stock	(5)	—	(56)	56	—	—	—	—	—
Stock-based compensation	—	—	2,857	—	—	—	2,857	—	2,857
Net income (loss)	—	—	—	—	31,420	—	31,420	504	31,924
Other comprehensive income (loss)	—	—	—	—	—	(1,152)	(1,152)	—	(1,152)
Balance, October 2, 2021	52,143	$521	$298,505	$—	$209,486	$(67,586)	$440,926	$1,974	$442,900

For the 39 Weeks Ended October 1, 2022
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, January 1, 2022	52,146	$521	$300,848	$—	$229,132	$(67,275)	$463,226	$2,132	$465,358
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	896	9	(9)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(12,443)	—	—	(12,443)	—	(12,443)
Retirement of common stock	(1,215)	(12)	(2,947)	12,443	(9,484)	—	—	—	—
Stock-based compensation	—	—	6,606	—	—	—	6,606	—	6,606
Net income (loss)	—	—	—	—	(34,739)	—	(34,739)	738	(34,001)
Other comprehensive income (loss)	—	—	—	—	—	(29,601)	(29,601)		(29,601)
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(5,686)	(5,686)
Balance, October 1, 2022	51,827	$518	$304,498	$—	$184,909	$(96,876)	$393,049	$(2,816)	$390,233

For the 39 Weeks Ended October 2, 2021
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, January 2, 2021	51,474	$515	$293,777	$—	$203,698	$(58,900)	$439,090	$942	$440,032
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	857	8	(8)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(2,405)	—	—	(2,405)	—	(2,405)
Retirement of common stock	(188)	(2)	(2,403)	2,405	—	—	—	—	—
Stock-based compensation	—	—	7,139	—	—	—	7,139	—	7,139
Net income (loss)	—	—	—	—	5,788	—	5,788	1,032	6,820
Other comprehensive income (loss)	—	—	—	—	—	(8,686)	(8,686)	—	(8,686)
Balance, October 2, 2021	52,143	$521	$298,505	$—	$209,486	$(67,586)	$440,926	$1,974	$442,900

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 39 Weeks Ended October 1, 2022	For the 39 Weeks Ended October 2, 2021
Operating Activities:
Net income (loss)	$(34,001)	$6,820
Adjustments to reconcile net loss to net cash provided used in operating activities:
Depreciation, amortization and accretion	17,587	23,410
Non-cash lease expense	60,073	68,920
Stock-based compensation	5,821	7,139
Decrease in allowance for returns and markdowns	(8,519)	(11,838)
Gain on disposal of assets	(448)	(5,169)
Property, plant and equipment and other long-lived asset impairment losses	1,060	6,322
Non-cash restructuring charges	876	1,747
Bad debt expense	5,611	961
Other non-cash items	9,973	10,975
Changes in operating assets and liabilities:
Accounts receivable	22,677	(25,571)
Inventories	(137,244)	(111,673)
Prepaid expenses and other current assets	(16,091)	31,732
Accounts payable	(19,151)	70,156
Accrued expenses	(56,944)	(30,007)
Income taxes	2,470	2,523
Operating lease liabilities	(68,533)	(83,443)
Net cash used in operating activities	(214,783)	(36,996)
Investing Activities:
Additions to property, plant and equipment	(8,717)	(6,739)
Decrease in intangible and other assets	993	6,903
Proceeds from the sale of property, plant and equipment and other	28	11,360
Net cash (used in) provided by investing activities	(7,696)	11,524
Financing Activities:
Acquisition of common stock	(12,444)	(2,405)
Distribution of noncontrolling interest earnings and other	(6,069)	(232)
Debt borrowings	261,983	85,182
Debt payments	(111,237)	(179,997)
Net cash provided by (used in) financing activities	132,233	(97,452)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(644)	(5,564)
Net decrease in cash, cash equivalents, and restricted cash	(90,890)	(128,488)
Cash, cash equivalents, and restricted cash:
Beginning of period	264,572	324,246
End of period	$173,682	$195,758

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The information presented herein includes the thirteen-week period ended October 1, 2022 (“Third Quarter”) as compared to the thirteen-week period ended October 2, 2021 (“Prior Year Quarter”), and the thirty-nine week period ended October 1, 2022 ("Year To Date Period") as compared to the thirty-nine week period ended October 2, 2021 ("Prior Year YTD Period"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of October 1, 2022, and the results of operations for the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period. All adjustments are of a normal, recurring nature.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended October 1, 2022	For the 13 Weeks Ended October 2, 2021	For the 39 Weeks Ended October 1, 2022	For the 39 Weeks Ended October 2, 2021
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$5,849	$31,420	$(34,739)	$5,788
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	51,825	52,141	51,843	51,900
Basic EPS	$0.11	$0.60	$(0.67)	$0.11
Diluted EPS computation:
Effect of stock options, stock appreciation rights, restricted stock units and performance restricted stock units	227	625	—	838
Diluted weighted average common shares outstanding	52,052	52,766	51,843	52,738
Diluted EPS	$0.11	$0.60	$(0.67)	$0.11

At the end of the Third Quarter and Year To Date Period, approximately 1.7 million and 2.2 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 12,900 and 26,100 weighted average performance-based shares at the end of the Third Quarter and Year To Date Period, respectively. Additionally, 73,500 weighted average performance-based shares were not included in the diluted EPS calculation at the end of the Third Quarter because performance targets were not met.
At the end of each of the Prior Year Quarter and Prior Year YTD Period, approximately 0.3 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 12,900 weighted average performance-based shares at the end of each of the Prior Year Quarter and Prior Year YTD Period. Additionally, 48,400 and 30,300 weighted average performance-based shares were not included in the diluted EPS calculation at the end of the Prior Year Quarter and Prior Year YTD Period, respectively, because performance targets were not met.
Cash, Cash Equivalents and Restricted Cash. Restricted cash included in intangible and other-assets net was comprised primarily of restricted cash balances for appealed tax assessments held in escrow and for pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of October 1, 2022 and October 2, 2021 that are presented in the condensed consolidated statement of cash flows (in thousands):

	October 1, 2022	October 2, 2021
Cash and cash equivalents	$162,612	$181,782
Restricted cash included in prepaid expenses and other current assets	106	118
Restricted cash included in intangible and other assets-net	10,964	13,858
Cash, cash equivalents and restricted cash	$173,682	$195,758

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

	For the 13 Weeks Ended October 1, 2022
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$132,077	$102,142	$75,970	$9	$310,198
Smartwatches	14,578	10,401	8,327	—	33,306
Total watches	$146,655	$112,543	$84,297	$9	$343,504
Leathers	27,262	5,683	8,150	—	41,095
Jewelry	8,353	22,955	6,560	—	37,868
Other	2,056	2,498	1,205	8,045	13,804
Consolidated	$184,326	$143,679	$100,212	$8,054	$436,271

Timing of revenue recognition
Revenue recognized at a point in time	$183,900	$143,453	$100,076	$800	$428,229
Revenue recognized over time	426	226	136	7,254	8,042
Consolidated	$184,326	$143,679	$100,212	$8,054	$436,271

	For the 13 Weeks Ended October 2, 2021
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$130,988	$113,501	$101,275	$—	$345,764
Smartwatches	25,205	16,344	12,528	8	54,085
Total watches	$156,193	$129,845	$113,803	$8	$399,849
Leathers	23,389	7,231	5,770	—	36,390
Jewelry	12,285	25,554	8,486	—	46,325
Other	1,895	3,257	1,435	2,676	9,263
Consolidated	$193,762	$165,887	$129,494	$2,684	$491,827

Timing of revenue recognition
Revenue recognized at a point in time	$193,367	$165,598	$129,313	$1,004	$489,282
Revenue recognized over time	395	289	181	1,680	2,545
Consolidated	$193,762	$165,887	$129,494	$2,684	$491,827

	For the 39 Weeks Ended October 1, 2022
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$366,714	$253,728	$209,857	$23	$830,322
Smartwatches	47,228	33,347	24,134	—	104,709
Total watches	$413,942	$287,075	$233,991	$23	$935,031
Leathers	69,091	18,372	23,763	—	111,226
Jewelry	25,548	62,730	18,217	—	106,495
Other	5,944	7,933	3,592	13,071	30,540
Consolidated	$514,525	$376,110	$279,563	$13,094	$1,183,292

Timing of revenue recognition
Revenue recognized at a point in time	$513,393	$375,433	$279,193	$3,032	$1,171,051
Revenue recognized over time	1,132	677	370	10,062	12,241
Consolidated	$514,525	$376,110	$279,563	$13,094	$1,183,292

	For the 39 Weeks Ended October 2, 2021
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$349,024	$266,316	$262,416	$1,053	$878,809
Smartwatches	78,308	43,277	28,477	24	150,086
Total watches	$427,332	$309,593	$290,893	$1,077	$1,028,895
Leathers	63,851	19,933	20,057	—	103,841
Jewelry	26,506	61,974	16,560	—	105,040
Other	5,294	8,019	4,115	10,604	28,032
Consolidated	$522,983	$399,519	$331,625	$11,681	$1,265,808

Timing of revenue recognition
Revenue recognized at a point in time	$521,702	$398,533	$331,180	$6,490	$1,257,905
Revenue recognized over time	1,281	986	445	5,191	7,903
Consolidated	$522,983	$399,519	$331,625	$11,681	$1,265,808

Contract Balances. As of October 1, 2022, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $0.9 million and $4.9 million as of October 1, 2022 and January 1, 2022, respectively, related to remaining performance obligations on licensing income, (ii) $3.4 million and $3.0 million as of October 1, 2022 and January 1, 2022, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $2.8 million and $3.6 million as of October 1, 2022 and January 1, 2022, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	October 1, 2022	January 1, 2022
Components and parts	$22,546	$23,668
Work-in-process	4	2
Finished goods	430,197	323,180
Inventories	$452,747	$346,850

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 39 Weeks Ended October 1, 2022	For the 39 Weeks Ended October 2, 2021
Beginning balance	$19,159	$21,916
Settlements in cash or kind	(5,465)	(8,096)
Warranties issued and adjustments to preexisting warranties (1)	(148)	5,296
Ending balance	$13,546	$19,116
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended October 1, 2022	For the 13 Weeks Ended October 2, 2021	For the 39 Weeks Ended October 1, 2022	For the 39 Weeks Ended October 2, 2021
Income tax (benefit) expense	$9,214	$8,978	$15,904	$19,177
Effective tax rate	59.5%	22.0%	(87.9)%	73.8%
The effective tax rate in the Third Quarter was unfavorable as compared to the Prior Year Quarter due to a higher level of foreign losses for which no tax benefit could be accrued. The Prior Year Quarter tax rate also benefited from favorable discrete items. The overall tax rate is impacted by the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act which requires the inclusion of certain foreign income in the tax return which absorbs all of the U.S. net operating loss ("NOL"). Foreign income taxes are also paid on this same foreign income, resulting in double taxation.
The Year To Date Period effective tax rate is negative due to the overall pre-tax loss whereas the Prior Year YTD Period effective tax rate was positive since the Prior Year YTD Period income was positive. Both effective rates are high since income tax was accrued on foreign entities with positive taxable income and no tax benefit can be realized on the U.S. NOL.

The effective tax rate can vary from quarter-to-quarter due to changes in the Company's global mix of earnings, the resolution of income tax audits and changes in tax law.
As of October 1, 2022, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $28.9 million, of which $23.9 million would favorably impact the effective tax rate in future periods, if recognized. In the second quarter of fiscal year 2022, the U.S. Internal Revenue Service opened an examination of the Company's 2019 federal income tax return to review the refund claim filed under provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which allowed carrybacks of NOLs for that year. The Company is subject to examinations in various state and foreign jurisdictions for its 2013-2021 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of October 1, 2022, the Company had recorded $11.6 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At October 1, 2022, the total amount of accrued income tax-related interest included in the condensed consolidated balance sheets was $9.4 million. There was no accrued tax-related penalties. For the Third Quarter, the Company accrued income tax-related interest expense of $0.5 million.
6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 51,827,267 and 52,145,738 shares issued and outstanding at October 1, 2022 and January 1, 2022, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at October 1, 2022 or January 1, 2022. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
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

During the first quarter of fiscal year 2022, the Company effectively retired 1.0 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by $10,000, additional paid-in capital by $0.5 million, retained earnings by $9.5 million and treasury stock by $10.0 million. At

October 1, 2022 and January 1, 2022, all treasury stock had been effectively retired. As of October 1, 2022, the Company had $20.0 million of repurchase authorizations remaining under its repurchase program.

The following table reflects the Company's common stock repurchase activity for the periods indicated (in millions):

			For the 39 Weeks Ended October 1, 2022		For the 39 Weeks Ended October 2, 2021
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2010	$30.0	None	1.0	$10.0	—	$—

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the Third Quarter:

Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at July 2, 2022	199	$51.21	0.8	$—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(98)	46.98
Outstanding at October 1, 2022	101	55.31	1.1	—
Exercisable at October 1, 2022	101	$55.31	1.1	$—

The aggregate intrinsic value shown in the table above is based on the exercise price for outstanding and exercisable options/rights at October 1, 2022.
Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at October 1, 2022:

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$36.73 - $80.22	101	$55.31	1.1	101	$55.31
Total	101	$55.31	1.1	101	$55.31

Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the Third Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at July 2, 2022	2,016	$10.16
Granted	—	—
Vested	(23)	7.68
Forfeited	(26)	9.95
Nonvested at October 1, 2022	1,967	$10.19

The total fair value of restricted stock units vested was $131,002 during the Third Quarter. Vesting of performance restricted stock units is based on achievement of operating margin growth and achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group.
Long-Term Incentive Plans. On the date of the Company’s annual stockholders meeting, each non-employee director automatically receives a grant of restricted stock units with a fair market value of approximately $130,000, which vest 100% on the earlier of one year from the date of grant or the date of the Company's next annual stockholders meeting, provided such director is providing services to the Company or a subsidiary of the Company on that date. Beginning with the grant in fiscal year 2021, non-employee directors could elect to defer receipt of all or a portion of the restricted stock units. As of October 1, 2022, the Company had 30,000 shares of restricted stock units that had vested but were deferred in connection with non-employee director compensation. In addition, beginning in fiscal year 2021, non-employee directors may defer the cash portion of their annual fees. Each participant may also elect to have the cash portion of his or her annual fees for each calendar year treated as if invested in units of common stock of the Company.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables disclose changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended October 1, 2022
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(99,573)	$8,512	$3,982	$(87,079)
Other comprehensive income (loss) before reclassifications	(13,465)	7,950	—	(5,515)
Tax (expense) benefit	—	261	—	261
Amounts reclassed from accumulated other comprehensive income (loss)	—	4,310	—	4,310
Tax (expense) benefit	—	233	—	233
Total other comprehensive income (loss)	(13,465)	3,668	—	(9,797)
Ending balance	$(113,038)	$12,180	$3,982	$(96,876)

	For the 13 Weeks Ended October 2, 2021
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(70,234)	$2,372	$1,428	$(66,434)
Other comprehensive income (loss) before reclassifications	(3,237)	3,320	—	83
Tax (expense) benefit	—	(29)	—	(29)
Amounts reclassed from accumulated other comprehensive income (loss)	—	1,263	—	1,263
Tax (expense) benefit	—	(57)	—	(57)
Total other comprehensive income (loss)	(3,237)	2,085	—	(1,152)
Ending balance	$(73,471)	$4,457	$1,428	$(67,586)

	For the 39 Weeks Ended October 1, 2022
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(75,601)	$4,344	$3,982	$(67,275)
Other comprehensive income (loss) before reclassifications	(37,437)	16,151	—	(21,286)
Tax (expense) benefit	—	790	—	790
Amounts reclassed from accumulated other comprehensive income	—	8,512	—	8,512
Tax (expense) benefit	—	593	—	593
Total other comprehensive income (loss)	(37,437)	7,836	—	(29,601)
Ending balance	$(113,038)	$12,180	$3,982	$(96,876)

	For the 39 Weeks Ended October 2, 2021
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(61,178)	$850	$1,428	$(58,900)
Other comprehensive income (loss) before reclassifications	(12,293)	3,934	—	(8,359)
Tax (expense) benefit	—	(247)	—	(247)
Amounts reclassed from accumulated other comprehensive income (loss)	—	210	—	210
Tax (expense) benefit	—	(130)	—	(130)
Total other comprehensive income (loss)	(12,293)	3,607	—	(8,686)
Ending balance	$(73,471)	$4,457	$1,428	$(67,586)

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
Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended October 1, 2022		For the 13 Weeks Ended October 2, 2021
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$184,326	$33,403	$193,762	$46,589
Europe	143,679	31,076	165,887	40,549
Asia	100,212	17,515	129,494	23,996
Corporate	8,054	(59,512)	2,684	(63,328)
Consolidated	$436,271	$22,482	$491,827	$47,806

	For the 39 Weeks Ended October 1, 2022		For the 39 Weeks Ended October 2, 2021
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$514,525	$87,966	$522,983	$109,172
Europe	376,110	65,489	399,519	67,616
Asia	279,563	38,807	331,625	50,553
Corporate	13,094	(194,999)	11,681	(181,942)
Consolidated	$1,183,292	$(2,737)	$1,265,808	$45,399

Due to changes in the Company’s product types as discussed in Note 1 to the Condensed Consolidated Financial Statements, product results for the Prior Year Quarter and Prior Year YTD Period have been recast to present results on a comparable basis. The following table reflects net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended October 1, 2022		For the 13 Weeks Ended October 2, 2021
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$310,198	71.1%	$345,764	70.3%
Smartwatches	33,306	7.6	54,085	11.0
Total watches	$343,504	78.7%	$399,849	81.3%
Leathers	41,095	9.4	36,390	7.4
Jewelry	37,868	8.7	46,325	9.4
Other	13,804	3.2	9,263	1.9
Total	$436,271	100.0%	$491,827	100.0%

	For the 39 Weeks Ended October 1, 2022		For the 39 Weeks Ended October 2, 2021
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$830,322	70.2%	$878,809	69.4%
Smartwatches	104,709	8.8	150,086	11.9
Total watches	$935,031	79.0%	$1,028,895	81.3%
Leathers	111,226	9.4	103,841	8.2
Jewelry	106,495	9.0	105,040	8.3
Other	30,540	2.6	28,032	2.2
Total	$1,183,292	100.0%	$1,265,808	100.0%

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

As of October 1, 2022, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	105.1	U.S. dollar	113.6
Canadian dollar	44.7	U.S. dollar	34.9
Mexican peso	302.3	U.S. dollar	14.7
British pound	7.9	U.S. dollar	10.0
Japanese yen	847.6	U.S. dollar	7.0
Australian dollar	9.6	U.S. dollar	6.8
U.S. dollar	13.4	Japanese yen	1,730.0
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of October 1, 2022, the Company did not have any non-designated forward contracts. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes are set forth below (in thousands):

	For the 13 Weeks Ended October 1, 2022	For the 13 Weeks Ended October 2, 2021
Cash flow hedges:
Forward contracts	$8,211	$3,292
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$8,211	$3,292

	For the 39 Weeks Ended October 1, 2022	For the 39 Weeks Ended October 2, 2021
Cash flow hedges:
Forward contracts	$16,941	$3,687
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$16,941	$3,687

The following tables disclose the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended October 1, 2022	For the 13 Weeks Ended October 2, 2021
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$3,158	$689
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$1,385	$518
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(3)	$61

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 39 Weeks Ended October 1, 2022	For the 39 Weeks Ended October 2, 2021
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$6,198	$938
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$2,907	$(858)
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$63	$(12)

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	October 1, 2022		January 1, 2022		October 1, 2022		January 1, 2022
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$13,418	Prepaid expenses and other current assets	$3,452	Accrued expenses-other	$1,290	Accrued expenses-other	$177
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	1,171	Intangible and other assets-net	—	Other long-term liabilities	—	Other long-term liabilities	—
Total		$14,589		$3,452		$1,290		$177

The following tables summarize the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended October 1, 2022		For the 13 Weeks Ended October 2, 2021
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$216,651	$(1,859)	$232,305	$(482)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$3,158	$1,385	$689	$518
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$(3)	$—	$61

	Effect of Derivative Instruments
	For the 39 Weeks Ended October 1, 2022		For the 39 Weeks Ended October 2, 2021
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$588,010	$(1,915)	$601,857	$882
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$6,198	$2,907	$938	$(858)
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$63	$—	$(12)

At the end of the Third Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through March 2024. As of October 1, 2022, an estimated net gain of $12.3 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 1, 2022 (in thousands):

	Fair Value at October 1, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$14,589	$—	$14,589
Total	$—	$14,589	$—	$14,589
Liabilities:
Contingent consideration	$—	$—	$2,063	$2,063
Forward contracts	—	1,290	—	1,290
Total	$—	$1,290	$2,063	$3,353
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
As of October 1, 2022, debt, excluding unamortized debt issuance costs and capital leases, was recorded at cost and had a carrying value of $301.2 million and had a fair value of approximately $236.6 million. The fair value of debt was based on observable market inputs.
During the Year to Date Period, operating lease right-of-use ("ROU") assets with a carrying amount of $3.3 million and property, plant and equipment-net with a carrying value of $0.3 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $2.3 million and $0.2 million, respectively, resulting in impairment charges of $1.1 million. During the Prior Year YTD Period, ROU assets with carrying amount of $14.0 million and property, plant and equipment-net with a carrying value of $2.5 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $7.4 million and $1.0 million, respectively, resulting in impairment charges of $8.1 million.
The fair values of operating lease ROU assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $1.1 million impairment expense in the Year to Date Period, $0.6 million, $0.3 million and $0.2 million was recorded in other long-lived asset impairments in the Americas, Europe and Asia segments, respectively. Of the $8.1 million impairment expense in the Prior Year Quarter, $3.1 million, $2.2 million and $1.0 million was recorded in other long-lived asset impairments in the Americas, Europe and Asia segments, respectively, and $1.8 million was recorded in restructuring charges in the Europe segment.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		October 1, 2022		January 1, 2022
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,775	$3,366	$3,775	$3,310
Customer lists	5 - 10 yrs.	37,778	37,521	41,403	40,353
Patents	3 - 20 yrs.	2,371	2,039	2,371	2,013
Developed technology	7 yrs.	2,193	2,056	2,193	1,645
Trade name	6 yrs.	4,502	2,251	4,502	1,688
Other	7 - 20 yrs.	523	367	537	352
Total intangibles-subject to amortization		51,142	47,600	54,781	49,361
Intangibles-not subject to amortization:
Trade names		8,850		8,881
Other assets:
Deposits		16,683		19,418
Deferred tax asset-net		19,806		24,552
Restricted cash		10,963		13,611
Forward contracts		1,171		—
Investments		327		327
Debt issuance costs		3,330		4,578
Other		1,177		1,813
Total other assets		53,457		64,299
Total intangible and other assets		$113,449	$47,600	$127,961	$49,361
Total intangible and other assets-net			$65,849		$78,600

Amortization expense for intangible assets was approximately $0.6 million and $0.7 million for the Third Quarter and the Prior Year Quarter, respectively, and $1.9 million and $2.7 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2022 (remaining)	$610
2023	$901
2024	$884
2025	$693
2026	$102
Thereafter	$352

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
The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended October 1, 2022	For the 13 Weeks Ended October 2, 2021	For the 39 Weeks Ended October 1, 2022	For the 39 Weeks Ended October 2, 2021
Operating lease cost(1)	SG&A	$18,445	$21,356	$58,001	$66,450
Short-term lease cost	SG&A	$170	$153	$570	$472
Variable lease cost	SG&A	$7,166	$6,252	$21,817	$17,032
_______________________________________________
(1) Includes sublease income, which was immaterial.

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	October 1, 2022	January 1, 2022
Assets
Operating	Operating lease ROU assets	$156,448	$177,597
Liabilities
Current:
Operating	Current operating lease liabilities	$48,238	$58,721
Noncurrent:
Operating	Long-term operating lease liabilities	$151,928	$174,520

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	October 1, 2022	January 1, 2022
Weighted-average remaining lease term:
Operating leases	5.7 years	5.7 years
Weighted-average discount rate:
Operating leases	14.2%	14.1%

Future minimum lease payments by year as of October 1, 2022 were as follows (in thousands):

Fiscal Year	Operating Leases
2022 (remaining)	$21,708
2023	73,629
2024	50,214
2025	35,551
2026	28,772
Thereafter	94,674
Total lease payments	$304,548
Less: Interest	104,382
Total lease obligations	$200,166

Supplemental cash flow information related to leases was as follows (in thousands):

	For the 39 Weeks Ended October 1, 2022	For the 39 Weeks Ended October 2, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$68,182	$83,189
Leased assets obtained in exchange for new operating lease liabilities	22,775	11,319

As of October 1, 2022, the Company did not have any material operating or finance leases that have been signed but not commenced.

15. DEBT ACTIVITY
On September 26, 2019, the Company and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other subsidiaries of the Company from time to time party thereto designated as borrowers, and certain subsidiaries of the Company from time to time party thereto as guarantors, entered into a $275.0 million secured asset-based revolving credit agreement (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the "ABL Agent"), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the "ABL Lenders"). The Revolving Facility was most recently amended on November 8, 2022. In addition, on September 26, 2019, the Company, as borrower, entered into a term credit agreement (the "Term Credit Agreement").
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
The Revolving Facility provides that the ABL Lenders may extend revolving loans in an aggregate principal amount not to exceed $225.0 million at any time outstanding (the “Revolving Credit Commitment”), of which up to $125.0 million is available under a U.S. facility, an aggregate of $80.0 million is available under a European facility, $10.0 million is available under a Hong Kong facility, $5.0 million is available under a French facility, and $5.0 million is available under a Canadian facility, in each case, subject to the borrowing base availability limitations described below. The Revolving Facility also includes an up to $45.0 million subfacility for the issuance of letters of credit (the “Letters of Credit”). The Revolving Facility expires and is due and payable on November 8, 2027 (provided, that if the Company has any indebtedness in an amount in excess of $35.0 million that matures prior to November 8, 2027, the maturity date of the Revolving Facility shall be the 91st day prior to the maturity date of such other indebtedness). The French facility includes a $1.0 million subfacility for swingline loans, and the European facility includes a $7.0 million subfacility for swingline loans. The Revolving Facility is subject to a line cap equal to the lesser of the total Revolving Credit Commitment and the aggregate borrowing bases under the U.S. facility, the European facility, the Hong Kong facility, the French facility and the Canadian facility. Loans under the Revolving Facility may be made in U.S. dollars, Canadian dollars, euros, Hong Kong dollars or pounds sterling.
The Revolving Facility is an asset-based facility, in which borrowing availability is subject to a borrowing base equal to:(a) with respect to the Company, the sum of (i) the lesser of (x) 90% of the appraised net orderly liquidation value of eligible U.S. finished goods inventory and (y) 65% of the lower of cost or market value of eligible U.S. finished goods inventory, plus (ii) 85% of the eligible U.S. accounts receivable, plus (iii) 90% of eligible U.S. credit card accounts receivable, plus (iv) the lesser of (x) 40% of the appraised net orderly liquidation value of eligible U.S. intellectual property and (y) $20.0 million, minus (v) the aggregate amount of reserves, if any, established by the ABL Agent; (b) with respect to each non-U.S. borrower (except for the French Borrower), the sum of (i) the lesser of (x) 90% of the appraised net orderly liquidation value of eligible foreign finished goods inventory of such non-U.S. borrower and (y) 65% of the lower of cost or market value of eligible foreign finished goods inventory of such non-U.S. borrower, plus (ii) 85% of the eligible foreign accounts receivable of such non-U.S. borrower, minus (iii) the aggregate amount of reserves, if any, established by the ABL Agent; and (c) with respect to the French Borrower, (i) 85% of eligible French accounts receivable minus (ii) the aggregate amount of reserves, if any, established by the ABL Agent. Not more than 60% of the aggregate borrowing base under the Revolving Facility may consist of the non-U.S. borrowing bases. The above advance rates (other than the advance rates with respect to intellectual property) are seasonally increased by 5% (e.g. from 90% to 95%) during the period commencing on the date of delivery of the borrowing base certificate with respect to the second fiscal month of the Company and ending on the last day of the period covered by the borrowing base certificate delivered with respect to the fifth fiscal month of the Company.
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

The Revolving Facility is secured by guarantees by the Company and certain of its domestic subsidiaries. Additionally, the Company and such subsidiaries have granted liens on all or substantially all of their assets in order to secure the obligations under the Revolving Facility. In addition, the Swiss Borrower, the Hong Kong Borrower, the French Borrower, the German Borrower and the Canadian Borrower, and the other non-U.S. borrowers from time to time party to the Revolving Facility are required to enter into security instruments with respect to all or substantially all of their assets that can be pledged under applicable local law, and certain of their respective subsidiaries may guarantee the respective non-U.S. obligations under the Revolving Facility.
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
As of October 1, 2022, the Company had $150.0 million and $151.0 million outstanding under the Notes and Revolving Facility, respectively. The Company had net borrowings of $44.2 million and $151.0 million under the Revolving Facility during the Third Quarter and Year To Date Period, respectively. Amounts available under the Revolving Facility were reduced by any amounts outstanding under standby Letters of Credit. As of October 1, 2022, the Company had available borrowing capacity of $50.4 million under the Revolving Facility. The Company incurred approximately $2.6 million and $7.9 million of interest expense related to the Notes during the Third Quarter and Year To Date Period, respectively. The Company incurred approximately $0.9 million and $1.1 million of interest expense related to the Revolving Facility during the Third Quarter and Year To Date Period, respectively. The Company incurred approximately $0.9 million and $2.6 million of interest expense related to the amortization of debt issuance costs during the Third Quarter and Year To Date Period, respectively. At October 1, 2022, the Company was in compliance with all debt covenants related to its credit facilities.

16. RESTRUCTURING
    In fiscal year 2019, the Company launched New World Fossil 2.0 - Transform to Grow Program (“NWF 2.0”), which was focused on optimizing the Company’s operating structure to be more efficient, with faster decision-making and a more customer-centric focus. In addition to optimizing the way the Company goes to market, the Company pursued additional gross margin expansion opportunities. The Company has taken a zero-based budgeting approach to adjust its business model to enable more investment in digital capabilities and marketing, move closer to the consumer and react more quickly to the ever-evolving consumer shopping patterns. The Company also changed its overall business processes and resources, creating a more centrally directed operating model, reducing complexity and redundancy, and operating at a lower cost base. The NWF 2.0 restructuring program was expanded to address additional challenges posed by COVID-19, including a number of cost saving measures such as store closures. The Company estimates NWF 2.0 total charges of $6.0 million for fiscal year 2022, which will conclude this program.
    The following table shows a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	For the 13 Weeks Ended October 1, 2022
	Liabilities				Liabilities
	July 2, 2022	Charges	Cash Payments	Non-cash Items	October 1, 2022
Store closures	$—	$—	$—	$—	$—
Professional services	130	—	43	—	87
Severance and employee-related benefits	3,616	—	885	—	2,731
Total	$3,746	$—	$928	$—	$2,818

	For the 13 Weeks Ended October 2, 2021
	Liabilities				Liabilities
	July 3, 2021	Charges	Cash Payments	Non-cash Items	October 2, 2021
Store closures	$19	$244	$201	$47	$15
Professional services	2,076	1,405	2,264	—	1,217
Severance and employee-related benefits	5,756	3,798	4,667	—	4,887
Total	$7,851	$5,447	$7,132	$47	$6,119

	For the 39 Weeks Ended October 1, 2022
	Liabilities				Liabilities
	January 1, 2022	Charges	Cash Payments	Non-cash Items	October 1, 2022
Store closures	$300	$405	$613	$92	$—
Professional services	643	135	691	—	87
Severance and employee-related benefits	4,388	4,898	5,770	785	2,731
Total	$5,331	$5,438	$7,074	$877	$2,818

	For the 39 Weeks Ended October 2, 2021
	Liabilities				Liabilities
	January 2, 2021	Charges	Cash Payments	Non-cash Items	October 2, 2021
Store closures	$240	$1,913	$391	$1,747	$15
Professional services	2,280	4,812	5,875	—	1,217
Severance and employee-related benefits	7,741	11,991	14,845	—	4,887
Total	$10,261	$18,716	$21,111	$1,747	$6,119

    NWF 2.0 restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended October 1, 2022	For the 13 Weeks Ended October 2, 2021	For the 39 Weeks Ended October 1, 2022	For the 39 Weeks Ended October 2, 2021
Americas	$—	$737	$83	$2,116
Europe	—	1,828	1,531	8,872
Asia	—	1,484	1,204	3,289
Corporate	—	1,398	2,620	4,439
Consolidated	$—	$5,447	$5,438	$18,716

17. SUBSEQUENT EVENT

    Credit Agreement. On November 8, 2022, the Company and its subsidiaries party to the Revolving Facility as borrowers and guarantors entered into Amendment No. 4 (the “Amendment”) to the Revolving Facility. The Amendment, among other things, (i) extended the maturity date of the Revolving Facility to November 8, 2027 (provided, that if the Company has any indebtedness in an amount in excess of $35.0 million that matures prior to November 8, 2027, the maturity date of the Revolving Facility shall be the 91st day prior to the maturity date of such other indebtedness) and (ii) changed the calculation methodology of the borrowing base to include the value of certain of the Company’s intellectual property in such methodology and to provide for seasonal increases to certain advance rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen week periods ended October 1, 2022 (the “Third Quarter”) and October 2, 2021 (the “Prior Year Quarter”), and the thirty-nine week periods ended October 1, 2022 (the "Year To Date Period") and October 2, 2021 (the "Prior Year YTD Period"). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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

Supply Chain: Our business is subject to the risks inherent in global sourcing supply. We rely on domestic and foreign suppliers to provide us with merchandise in a timely manner and at favorable prices. Certain key components in our products come from limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products. Any interruption or delay in the supply of key components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales. Among our foreign suppliers, China is the source of a substantial majority of our imports. We have experienced, and expect to continue to experience, increased international transit times, particularly for our leathers products and packaging. A disruption in the flow of our imported merchandise from China may significantly decrease our profits.

Inflation: We have encountered inflation on our shipping costs for a majority of our products. A material increase in the cost of our products or transportation without any offsetting price increases may significantly reduce our profits. In addition, recent historic high rates of inflation, including increased fuel and food prices, has led to a softening of consumer demand and increased promotional activity in our categories and may lead to further challenges to grow our sales. Ongoing inflation may also negatively impact our cost structure and labor costs in the future.

Foreign Currencies: The rapid strengthening of the U.S. dollar relative to major foreign currencies unfavorably impacted our net sales and profitability in the Year To Date Period, and we expect foreign currency translation will continue to negatively impact our financial results in fiscal year 2022 when compared with fiscal year 2021.

Inventory Levels: A slowing of consumer demand has resulted in excess inventory in the marketplace in fiscal year 2022. With higher marketplace inventories and a rapidly changing economic environment, retailers are rationalizing their inventory needs. Because we expect marketplace inventories to remain elevated, we are reducing future inventory purchases.

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

Business Strategies and Outlook: Notwithstanding the COVID-19 pandemic, we plan to execute the following strategies to enhance our brands, grow our revenue and improve profitability. The first strategic initiative is to increase brand excitement by crafting compelling stories that build upon brand equities for both owned and licensed brands across our product categories. Key to this strategy is our ongoing effort in innovation in our product categories and marketing capabilities, where we aim to build larger communities of brand loyalists. Our second strategic initiative is to increase digital engagement and online sales over the long-term. While digital sales have trended down year-over-year, we continue to invest in our owned e-commerce sites around the world and in third party marketplaces to enhance our direct to consumer engagement, which we believe can build long-term customer value. Our third strategic initiative is to optimize our operations. We initiated the New World Fossil – Transform to Grow ("NWF 2.0") initiative in 2019 aimed to further simplify our operations and to reallocate resources toward growth, and we achieved our $250 million run-rate savings goal in 2021. Although we are nearing completion of our NWF 2.0 program, we will continue to optimize our operations with further reductions to our store footprint, expense reductions and increased focus on inventory management and supply chain efficiency. Our fourth strategic initiative is to expand our opportunity in mainland China and India. In these countries, we are continuing to execute against a strategy centered around localized marketing and segmented assortments. Although the impact of COVID-19 is likely to disrupt our growth trajectory in the short to intermediate term, we continue to view mainland China and India as compelling long-term opportunities. With the current headwinds, including inflation and recessionary pressures, we will focus on managing our working capital and inventory levels. This will include selling down our current inventory and possibly reducing our open to buy in early 2023.

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
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 153 Company-owned stores as of the end of the Third Quarter and an extensive collection of products available through our owned websites.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 111 Company-owned stores as of the end of the Third Quarter and an extensive collection of products available through our owned websites.
Asia: The Asia segment is comprised of sales to customers based in Australia, China (including Hong Kong, Macau and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 80 Company-owned stores as of the end of the Third Quarter and an extensive collection of products available through our owned websites.

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

As a result, in addition to presenting financial measures in accordance with accounting principles generally accepted in the United States of America ("GAAP"), our discussion contains references to constant currency financial information, which is a non-GAAP financial measure. To calculate net sales on a constant currency basis, net sales for the current fiscal year for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average rates during the comparable period of the prior fiscal year. We present constant currency information to provide investors with a basis to evaluate how our underlying business performed excluding the effects of foreign currency exchange rate fluctuations. The constant currency financial information presented herein should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP. Reconciliations between constant currency financial information and the most directly comparable GAAP measure are included where applicable.

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

Components of Results of Operations

Revenues from sales of our products are recognized when control of the product is transferred to the customer and in an amount that reflects the consideration we expect to be entitled in exchange for the product. We accept limited returns from customers. We continually monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. Product returns provision is accounted for as a reduction to revenue and cost of sales and an increase to customer liabilities and other current assets to the extent the returned product is resalable.

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

Results of Operations
Quarterly Periods Ended October 1, 2022 and October 2, 2021
Consolidated Net Sales. Net sales decreased $55.5 million, or 11.3%, for the Third Quarter as compared to the Prior Year Quarter, with sales declines in all three regions. Currency decreased sales by 6.1% compared to the Prior Year Quarter with the most notable impact in Europe. In constant currency, sales declined 5.2% compared to the Prior Year Quarter with declines in Americas and Asia while Europe was flat. Net sales in mainland China, captured in our Asia segment, were down significantly. The sales declines in the three regions were partly offset by increases in corporate revenue recognized over time, due to the timing of progress in completing performance obligations under a licensing agreement. From a channel perspective, declines in our wholesale channel offset growth in our direct to consumer channels. Within our direct to consumer channels, global comparable retail sales grew 15.2% primarily due to increased store sales in all three regions, while our owned e-commerce websites increased 3%. In the Third Quarter, digital sales, which include sales from our owned e-commerce channels, third party e-commerce platforms and wholesale dot com, were 37% of worldwide net sales and decreased 19.5% (12.0% in constant currency) compared to the Prior Year Quarter. From a category perspective, traditional watch sales decreased 10.3% (4.2% in constant currency) driven by sales declines in EMPORIO ARMANI in China. Sales of smartwatches declined 38.3% (33.5% in constant currency) partly due to lapping the prior year's gen 6 launch and due to lower consumer demand across geographies and channels. Jewelry declined 18.1% (9.1% in constant currency) primarily due to declines in MICHAEL KORS jewelry. Partially offsetting these declines was growth in leathers of 12.9% (17.4% in constant currency) primarily due to greater inventory availability as compared to the Prior Year Quarter and new designs that are resonating with customers.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended October 1, 2022		For the 13 Weeks Ended October 2, 2021		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$184.3	42.2%	$193.7	39.4%	$(9.4)	(4.9)%	(4.4)%
Europe	143.7	32.9	165.9	33.7	(22.2)	(13.4)	0.1
Asia	100.2	23.0	129.5	26.3	(29.3)	(22.6)	(17.3)
Corporate	8.1	1.9	2.7	0.6	5.4	200.0	200.0
Total	$436.3	100.0%	$491.8	100.0%	$(55.5)	(11.3)%	(5.2)%
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended October 1, 2022		For the 13 Weeks Ended October 2, 2021
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$310.2	71.1%	$345.8	70.3%	$(35.6)	(10.3)%	(4.2)%
Smartwatches	33.3	7.6	54.0	11.0	(20.7)	(38.3)	(33.5)
Total watches	$343.5	78.7%	$399.8	81.3%	$(56.3)	(14.1)	(8.2)
Leathers	41.1	9.4	36.4	7.4	4.7	12.9	17.4
Jewelry	37.9	8.7	46.3	9.4	(8.4)	(18.1)	(9.1)
Other	13.8	3.2	9.3	1.9	4.5	48.4	55.5
Total	$436.3	100.0%	$491.8	100.0%	$(55.5)	(11.3)%	(5.2)%
In the Third Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by $30.1 million, including unfavorable impacts of $22.3 million, $6.9 million and $0.9 million in our Europe, Asia and Americas segments, respectively, as compared to the Prior Year Quarter.
Stores. The following table sets forth the number of stores on the dates indicated below:

	October 2, 2021	Opened	Closed	October 3, 2022
Americas	163	0	10	153
Europe	128	0	17	111
Asia	83	5	8	80
Total stores	374	5	35	344

Americas Net Sales. Americas net sales decreased $9.4 million, or 4.9% (4.4% in constant currency), during the Third Quarter in comparison to the Prior Year Quarter. In the region, sales decreases in the U.S. were partially offset by sales increases in Canada and Mexico. Sales decreased in our wholesale channel primarily reflecting lower consumer demand in smartwatches and were partially offset by increases in store sales and owned e-commerce. Comparable retail sales were moderately positive during the Third Quarter, primarily due to increased store traffic.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Americas segment (dollars in millions):

	For the 13 Weeks Ended October 1, 2022		For the 13 Weeks Ended October 2, 2021
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$132.1	71.7%	$131.0	67.6%	$1.1	0.8%	1.3%
Smartwatches	14.6	7.9	25.2	13.0	(10.6)	(42.1)	(41.9)
Total watches	$146.7	79.6%	$156.2	80.6%	$(9.5)	(6.1)	(5.7)
Leathers	27.3	14.8	23.4	12.1	3.9	16.7	17.3
Jewelry	8.4	4.6	12.3	6.4	(3.9)	(31.7)	(31.7)
Other	1.9	1.0	1.8	0.9	0.1	5.6	15.1
Total	$184.3	100.0%	$193.7	100.0%	$(9.4)	(4.9)%	(4.4)%

Europe Net Sales. Europe net sales decreased $22.2 million, or 13.4% (increased 0.1% in constant currency), during the Third Quarter in comparison to the Prior Year Quarter. The weakening of foreign currencies, predominantly the euro, against the U.S. dollar significantly decreased our net sales in the Third Quarter. The greatest decreases were located in Germany. Comparable retail sales increased moderately during the Third Quarter as growth in store sales was partially offset by decreased owned e-commerce sales.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Europe segment (dollars in millions)

	For the 13 Weeks Ended October 1, 2022		For the 13 Weeks Ended October 2, 2021
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$102.1	71.1%	$113.5	68.4%	$(11.4)	(10.0)%	3.7%
Smartwatches	10.4	7.2	16.3	9.8	(5.9)	(36.2)	(25.4)
Total watches	$112.5	78.3%	$129.8	78.2%	$(17.3)	(13.3)	0.1
Leathers	5.7	4.0	7.2	4.3	(1.5)	(20.8)	(7.9)
Jewelry	23.0	16.0	25.6	15.4	(2.6)	(10.2)	3.9
Other	2.5	1.7	3.3	2.1	(0.8)	(24.2)	(12.3)
Total	$143.7	100.0%	$165.9	100.0%	$(22.2)	(13.4)%	0.1%

Asia Net Sales. Net sales in Asia decreased $29.3 million, or 22.6% (17.3% in constant currency), during the Third Quarter in comparison to the Prior Year Quarter. The sales decrease was largely driven by greater China and predominately in the EMPORIO ARMANI brand. COVID-19 policies in mainland China, which include restrictions on travel abroad, continued to negatively affect sales across all channels and also impacted other key markets that have historically benefited from China tourism. Comparable retail sales increased significantly during the Third Quarter, driven by increased store sales in Malaysia and Australia as a result of traffic growth, partially offset by decreased owned e-commerce sales.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Asia segment (dollars in millions):

	For the 13 Weeks Ended October 1, 2022		For the 13 Weeks Ended October 2, 2021
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$76.0	75.8%	$101.3	78.2%	$(25.3)	(25.0)%	(20.2)%
Smartwatches	8.3	8.3	12.5	9.6	(4.2)	(33.6)	(26.6)
Total watches	$84.3	84.1%	$113.8	87.8%	$(29.5)	(25.9)	(20.9)
Leathers	8.2	8.2	5.8	4.5	2.4	41.4	48.5
Jewelry	6.6	6.6	8.5	6.6	(1.9)	(22.4)	(16.3)
Other	1.1	1.1	1.4	1.1	(0.3)	(21.4)	(1.9)
Total	$100.2	100.0%	$129.5	100.0%	$(29.3)	(22.6)%	(17.3)%

Gross Profit. Gross profit of $219.6 million in the Third Quarter decreased 15.4% in comparison to $259.5 million in the Prior Year Quarter. Our gross profit margin rate decreased to 50.3% in the Third Quarter compared to 52.8% in the Prior Year Quarter. The year-over-year decrease primarily reflects increased freight costs, an unfavorable currency impact and increased promotions. These costs were partially offset by increases in revenue recognized over time, due to the timing of progress in completing performance obligations under a licensing agreement, increased net foreign currency hedging contract gains in the current year as compared to the prior year and favorable product mix.
Operating Expenses. Total operating expenses in the Third Quarter decreased by 6.9% to $197.1 million or 45.2% of net sales, in comparison to $211.7 million or 43.0% of net sales in the Prior Year Quarter. As a percentage of net sales, SG&A expenses increased to 45.0% in the Third Quarter as compared to 41.8% in the Prior Year Quarter, due to increased compensation costs which were partially offset by reduced store costs resulting from lower store count. There were no restructuring expenses in the Third Quarter, while the Prior Year Quarter included $5.4 million in restructuring costs. The translation of foreign-denominated expenses during the Third Quarter decreased operating expenses by $10.6 million as a result of the stronger U.S. dollar.
Operating Income. Operating income in the Third Quarter was $22.5 million as compared to operating income of $47.8 million in the Prior Year Quarter. As a percentage of net sales, operating margin was 5.2% in the Third Quarter compared to 9.7% in the Prior Year Quarter. Operating margin rate in the Third Quarter included an unfavorable impact of 190 basis points due to changes in foreign currencies.
Operating income by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended October 1, 2022	For the 13 Weeks Ended October 2, 2021	Change		Operating Margin %
			Dollars	Percentage	2022	2021
Americas	$33.4	$46.6	$(13.2)	(28.3)%	18.1%	24.0%
Europe	31.1	40.5	(9.4)	(23.2)	21.6	24.4
Asia	17.5	24.0	(6.5)	(27.1)	17.5	18.5
Corporate	(59.5)	(63.3)	3.8	6.0
Total operating income	$22.5	$47.8	$(25.3)	(52.9)%	5.2%	9.7%
Interest Expense. Interest expense decreased by $1.3 million during the Third Quarter compared to the Prior Year Quarter, primarily driven by reduced debt issuance costs amortization.
Other Income (Expense)-Net. During the Third Quarter, other income (expense)-net was expense of $1.9 million in comparison to expense of $0.5 million in the Prior Year Quarter, reflecting increased net currency losses in the Third Quarter as compared to the Prior Year Quarter.
    Provision for Income Taxes. Income tax expense for the Third Quarter was $9.2 million, resulting in an effective income tax rate of 59.5%. For the Prior Year Quarter, income tax expense was $9.0 million, resulting in an effective income tax rate of 22.0%. The effective tax rate in the Third Quarter was unfavorable as compared to the Prior Year Quarter due to a higher level of foreign losses for which no tax benefit can be accrued. The Prior Year Quarter’s effective tax rate also benefited from favorable discrete items. No tax benefit has been accrued on the Third Quarter U.S. tax losses and certain foreign tax losses due to the uncertainty of whether they can be used in the future.

Net Income (Loss) Attributable to Fossil Group, Inc. Third Quarter net income (loss) attributable to Fossil Group, Inc. was net income of $5.8 million, or $0.11 per diluted share, in comparison to net income of $31.4 million, or $0.60 per diluted share, in the Prior Year Quarter. During the Third Quarter, currencies unfavorably affected income per diluted share by approximately $0.14.

Adjusted Net Income (Loss). Adjusted net income (loss) for the Third Quarter was net income of $6.3 million with adjusted income per diluted share of $0.12 compared to adjusted net income of $36.2 million with adjusted income per diluted share of $0.69 in the Prior Year Quarter.

Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 13 Weeks Ended
	October, 1 2022		October 2, 2021
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$15.5	3.6%	$40.9	8.3%
Plus:
Interest expense	5.1		6.4
Amortization and depreciation	5.6		7.0
Other long-lived asset impairments	0.6		0.6
Other non-cash charges	(0.4)		(0.6)
Stock-based compensation	(0.3)		2.9
Restructuring expense	—		5.4
Less:
Interest income	0.1		0.1
Adjusted EBITDA	$26.0	6.0%	$62.5	12.7%

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

	For the 13 Weeks Ended October 1, 2022
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	As Adjusted
Operating income (loss)	$22.5	$0.6	$23.1
Operating margin (% of net sales)	5.2%		5.3%
Interest expense	$(5.1)	$—	$(5.1)
Other income (expense) - net	(1.9)	—	(1.9)
Income (loss) before income taxes	15.5	0.6	16.1
Provision for income taxes	9.2	0.1	9.3
Less: net income attributable to noncontrolling interest	(0.4)	—	(0.4)
Net income (loss) attributable to Fossil Group, Inc.	$5.8	$0.5	$6.3
Diluted earnings (loss) per share	$0.11	$0.01	$0.12

	For the 13 Weeks Ended October 2, 2021
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$47.8	$0.6	$5.4	$53.8
Operating margin (% of net sales)	9.7%			10.9%
Interest expense	$(6.4)	$—	$—	$(6.4)
Other income (expense) - net	(0.5)	—	—	(0.5)
Income (loss) before income taxes	40.9	0.6	5.4	46.9
Provision for income taxes	9.0	0.1	1.1	10.2
Less: Net income attributable to noncontrolling interest	(0.5)	—	—	(0.5)
Net income (loss) attributable to Fossil Group, Inc.	$31.4	$0.5	$4.3	$36.2
Diluted earnings (loss) per share	$0.60	$0.01	$0.08	$0.69

Fiscal Year To Date Periods Ended October 1, 2022 and October 2, 2021
Consolidated Net Sales. Net sales decreased $82.5 million or 6.5% (2.1% in constant currency) for the Year To Date Period as compared to the Prior Year YTD Period. Sales declines were primarily driven by Asia, where declines in greater China more than offset sales growth in India as compared to the Prior Year YTD Period. Our net sales in China have been negatively affected by COVID-19 driven policies during the Year To Date Period and our most significant sales declines were in EMPORIO ARMANI traditional watches, as compared to the Prior Year YTD Period. Sales of smartwatches declined during the Year To Date Period partly due to lapping the prior year's gen 6 launch and due to lower consumer demand across geographies and channels. In the Year To Date Period, digital sales were 35% of worldwide net sales and decreased 21.1% (16.4% in constant currency) compared to the Prior Year YTD Period. Global comparable retail sales increased 14.5% primarily due to increased store traffic and were partially offset by sales declines in our owned e-commerce websites.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 39 Weeks Ended October 1, 2022		For the 39 Weeks Ended October 2, 2021		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$514.5	43.5%	$523.0	41.3%	$(8.5)	(1.6)%	(1.3)%
Europe	376.1	31.8	399.5	31.6	(23.4)	(5.9)	4.5
Asia	279.6	23.6	331.6	26.2	(52.0)	(15.7)	(11.8)
Corporate	13.1	1.1	11.7	0.9	1.4	12.0	12.8
Total	$1,183.3	100.0%	$1,265.8	100.0%	$(82.5)	(6.5)%	(2.1)%

Net sales information by product category is summarized as follows (dollars in millions):

	For the 39 Weeks Ended October 1, 2022		For the 39 Weeks Ended October 2, 2021		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$830.3	70.2%	$878.8	69.4%	$(48.5)	(5.5)%	(1.2)%
Smartwatches	104.7	8.8	150.1	11.9	(45.4)	(30.2)	(26.4)
Total watches	$935.0	79.0%	$1,028.9	81.3%	$(93.9)	(9.1)	(4.9)
Leathers	111.2	9.4	103.8	8.2	7.4	7.1	10.5
Jewelry	106.5	9.0	105.0	8.3	1.5	1.4	9.0
Other	30.6	2.6	28.1	2.2	2.5	8.9	13.9
Total	$1,183.3	100.0%	$1,265.8	100.0%	$(82.5)	(6.5)%	(2.1)%
In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by $56.3 million, including unfavorable impacts of $41.5 million, $12.8 million and $1.9 million in our Europe, Asia and Americas segments, respectively, compared to the Prior Year YTD Period.
Americas Net Sales. Americas net sales decreased $8.5 million, or 1.6% (1.3% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. The declines were largely in MICHAEL KORS and FOSSIL brands versus the Prior Year YTD Period. We saw growth in our retail store channel while our wholesale and e-commerce channels declined. Geographically, sales growth in Canada was more than offset by sales declines in the U.S., while Mexico was flat. Comparable retail sales were moderately positive during the Year To Date Period, primarily due to increased store traffic and were partially offset by sales declines in our owned e-commerce websites.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Americas segment (dollars in millions):

	For the 39 Weeks Ended October 1, 2022		For the 39 Weeks Ended October 2, 2021		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$366.7	71.3%	$349.0	66.7%	$17.7	5.1%	5.4%
Smartwatches	47.2	9.2	78.3	15.0	(31.1)	(39.7)	(39.5)
Total watches	$413.9	80.5%	$427.3	81.7%	$(13.4)	(3.1)	(2.8)
Leathers	69.1	13.4	63.9	12.2	5.2	8.1	8.7
Jewelry	25.5	5.0	26.5	5.1	(1.0)	(3.8)	(3.1)
Other	6.0	1.2	5.3	1.0	0.7	13.2	8.7
Total	$514.5	100.1%	$523.0	100.0%	$(8.5)	(1.6)%	(1.3)%

Europe Net Sales. Europe net sales decreased $23.4 million, or 5.9% (increase of 4.5% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. The declines were primarily in FOSSIL brand versus the Prior Year YTD Period. Strong retail stores growth was offset by declines in our e-commerce and wholesale channels as consumers returned to brick and mortar stores. Comparable retail sales in the region also increased strongly during the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Europe segment (dollars in millions):

	For the 39 Weeks Ended October 1, 2022		For the 39 Weeks Ended October 2, 2021		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$253.7	67.5%	$266.3	66.7%	$(12.6)	(4.7)%	5.6%
Smartwatches	33.3	8.8	43.2	10.8	(9.9)	(22.9)	(13.8)
Total watches	$287.0	76.3%	$309.5	77.5%	$(22.5)	(7.3)	2.9
Leathers	18.4	4.9	19.9	5.0	(1.5)	(7.5)	2.6
Jewelry	62.7	16.7	62.0	15.5	0.7	1.1	12.6
Other	8.0	2.1	8.1	2.0	(0.1)	(1.2)	10.5
Total	$376.1	100.0%	$399.5	100.0%	$(23.4)	(5.9)%	4.5%

Asia Net Sales. Asia net sales decreased $52.0 million, or 15.7% (11.8% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. Sales declines were primarily driven by greater China as a result of COVID-19 policies and were partially offset by strong growth in India during the Year To Date Period as compared to the Prior Year YTD Period. Sales declines were predominantly in the EMPORIO ARMANI brand. For the Year To Date Period, comparable retail sales increased significantly driven by store traffic increases in Malaysia, India and Australia.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Asia segment (dollars in millions):

	For the 39 Weeks Ended October 1, 2022		For the 39 Weeks Ended October 2, 2021		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$209.9	75.1%	$262.4	79.1%	$(52.5)	(20.0)%	(16.7)%
Smartwatches	24.1	8.6	28.5	8.6	(4.4)	(15.4)	(9.4)
Total watches	$234.0	83.7%	$290.9	87.7%	$(56.9)	(19.6)	(15.9)
Leathers	23.8	8.5	20.1	6.1	3.7	18.4	23.7
Jewelry	18.2	6.5	16.6	5.0	1.6	9.6	14.7
Other	3.6	1.3	4.0	1.2	(0.4)	(10.0)	(0.9)
Total	$279.6	100.0%	$331.6	100.0%	$(52.0)	(15.7)%	(11.8)%

Gross Profit. Gross profit of $595.3 million in the Year To Date Period decreased $68.7 million, or 10.3%, in comparison to $664.0 million in the Prior Year YTD Period. Gross profit margin rate decreased to 50.3% in the Year To Date Period compared to 52.5% in the Prior Year YTD Period. The gross profit margin rate declined largely due to increased freight costs, an unfavorable currency impact and a non-recurrence of the prior year's tariff reductions. These costs were partially offset by increases in revenue recognized over time, due to the timing of progress in completing performance obligations under a licensing agreement, increased net foreign currency hedging contract gains in the current year as compared to the prior year and favorable product mix.
Operating Expenses. For the Year To Date Period, total operating expenses decreased to $598.0 million compared to $618.6 million in the Prior Year YTD Period. As a percentage of net sales, SG&A expenses increased to 50.0% in the Year To

Date Period as compared to 46.9% in the Prior Year YTD Period mainly driven by increased compensation costs which were partially offset by reduced store costs resulting from lower store count. During the Year To Date Period, we incurred restructuring costs of $5.4 million in comparison to restructuring costs of $18.7 million in the Prior Year YTD Period. We incurred other long-lived asset impairment charges of $1.1 million in the Year To Date Period compared to charges of $6.3 million in the Prior Year YTD Period. The translation of foreign-denominated expenses during the Year To Date Period decreased operating expenses by $23.4 million as a result of the stronger U.S. dollar.
Operating Income (Loss). Operating income (loss) was a loss of $2.7 million in the Year To Date Period as compared to income of $45.4 million in the Prior Year YTD Period. The operating loss in the Year To Date Period was primarily due to the decline in net sales and margin rate in the Year To Date Period. As a percentage of net sales, operating margin was (0.2)% in the Year To Date Period as compared to 3.6% in the Prior Year YTD Period and was negatively impacted by approximately 120 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 39 Weeks Ended October 1, 2022	For the 39 Weeks Ended October 2, 2021	Change		Operating Margin %
			Dollars	Percentage	2022	2021
Americas	$88.0	$109.2	$(21.2)	(19.4)%	17.1%	20.9%
Europe	65.5	67.6	(2.1)	(3.1)	17.4	16.9
Asia	38.8	50.6	(11.8)	(23.3)	13.9	15.2
Corporate	(195.0)	(182.0)	(13.0)	(7.1)
Total operating income (loss)	$(2.7)	$45.4	$(48.1)	(105.9)%	(0.2)%	3.6%

Interest Expense. Interest expense decreased by $6.8 million during the Year To Date Period, primarily driven by reduced debt issuance costs amortization.
Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net was a net expense of $1.9 million in the Year to Date Period compared to net income of $0.9 million in the Prior Year YTD Period.
Provision for Income Taxes. Income tax expense for the Year To Date Period was $15.9 million, resulting in an effective income tax rate of (87.9)%. The Prior Year YTD Period income tax expense was $19.2 million resulting in an effective tax rate of 73.8%. The Year to Date Period effective tax rate was unfavorable to the Prior Year YTD Period due to a higher level of foreign losses for which no tax benefit could be accrued. No tax benefit has been accrued on the Year to Date Period U.S. tax losses and certain foreign tax losses due to the uncertainty of whether they can be used in the future. The Year to Date Period effective tax rate is negative because income tax expense was accrued on foreign entities with positive taxable income while the consolidated results were a loss.
Net Income (Loss) Attributable to Fossil Group, Inc. For the Year To Date Period, we had a net loss of $34.7 million, or $0.67 per diluted share, in comparison to income of $5.8 million, or $0.11 per diluted share, in the Prior Year YTD Period. Diluted loss per share in the Year To Date Period, as compared to the Prior Year YTD Period, was negatively impacted by $0.20 per diluted share due to the currency impact of a stronger U.S. dollar.

Adjusted Net Income (Loss). Adjusted net loss for the Year To Date Period was $29.5 million with adjusted loss per diluted share of $0.57 compared to adjusted net income of $25.6 million with adjusted income per diluted share of $0.48 in the Prior Year YTD Period.

Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 39 Weeks Ended
	October 1, 2022		October 2, 2021
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(18.1)	(1.5)%	$26.0	2.1%
Plus:
Interest expense	13.4		20.3
Amortization and depreciation	17.6		23.4
Other long-lived asset impairments	1.1		6.3
Other non-cash charges	(1.6)		(1.3)
Stock-based compensation	5.8		7.2
Restructuring expense	5.4		18.7
Less:
Interest income	(0.4)		0.3
Adjusted EBITDA	$24.0	2.0%	$100.3	7.9%

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

	For the 39 Weeks Ended October 1, 2022
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(2.7)	$1.1	$5.4	$3.8
Operating margin (% of net sales)	(0.2)%			0.3%
Interest expense	$(13.4)	$—	$—	$(13.4)
Other income (expense) - net	(1.9)	—	—	(1.9)
Income (loss) before income taxes	(18.1)	1.1	5.4	(11.6)
Provision for income taxes	15.9	0.2	1.1	17.2
Less: net income attributable to noncontrolling interest	(0.7)	—	—	(0.7)
Net income (loss) attributable to Fossil Group, Inc.	$(34.7)	$0.9	$4.3	$(29.5)
Diluted earnings (loss) per share	$(0.67)	$0.02	$0.08	$(0.57)

	For the 39 Weeks Ended October 2, 2021
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$45.4	$6.3	$18.7	$70.4
Operating margin (% of net sales)	3.6%			5.6%
Interest expense	$(20.3)	$—	$—	$(20.3)
Other income (expense) - net	0.9	—	—	0.9
Income (loss) before income taxes	26.0	6.3	18.7	51.0
Provision for income taxes	19.2	1.3	3.9	24.4
Less: Net income attributable to noncontrolling interest	(1.0)	—	—	(1.0)
Net income (loss) attributable to Fossil Group, Inc.	$5.8	$5.0	$14.8	$25.6
Diluted earnings (loss) per share	$0.11	$0.09	$0.28	$0.48

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the Third Quarter was $162.6 million, including $153.6 million held in banks outside the U.S., in comparison to cash and cash equivalents of $181.8 million at the end of the Prior Year Quarter and $250.8 million at the end of fiscal year 2021. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges, strategic investments such as acquisitions and other capital expenditures.
At the end of the Third Quarter, we had net working capital of $586.6 million compared to net working capital of $418.1 million at the end of the Prior Year Quarter. The increase in working capital was largely due to an increase in inventory, a reduction in accounts payable as we normalized vendor payment terms in the current year, and decreased accrued expenses. At the end of the Third Quarter, we had $0.4 million of short-term borrowings and $293.6 million in long-term debt including unamortized issuance costs.
Operating Activities. Cash used in operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities in the Year To Date Period increased primarily due to cash of $272.8 million used by working capital items and a net loss of $34.0 million, partially offset by net non-cash items of $92.0 million.
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
Material Cash Requirements. We have various payment obligations as part of our ordinary course of business. Our material cash requirements include: (1) operating lease obligations (see Note 14 Leases within the Condensed Consolidated Financial Statements); (2) debt repayments (see Note 15 Debt Activity within the Condensed Consolidated Financial Statements); (3) non-cancellable purchase obligations; (4) minimum royalty payments; and (5) employee wages, benefits, and incentives. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions (see Note 5 Income Taxes within the Condensed Consolidated Financial Statements) and other matters.
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
The following table shows our sources of liquidity (in millions):

	October 1, 2022	October 2, 2021
Cash and cash equivalents	$162.6	$181.8
Revolver availability	50.4	123.6
Total liquidity	$213.0	$305.4

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

Revolving Facility: On September 26, 2019, we and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other of our subsidiaries from time to time party thereto designated as borrowers, and certain of our subsidiaries from time to time party thereto as guarantors, entered into a secured asset-based revolving credit agreement (as amended from time to time, the “Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the "ABL Agent"), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the "ABL Lenders"). The Revolving Facility expires and is due and payable on November 8, 2027, provided that, if on the date that is the 91st day prior to the final maturity date of any indebtedness in excess of $35.0 million, such other indebtedness is outstanding on such date, then the maturity date for the Revolving Facility shall be such earlier date.

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
The Revolving Facility is an asset-based facility, in which borrowing availability is subject to a borrowing base equal to:(a) with respect to us, the sum of (i) the lesser of (x) 90% of the appraised net orderly liquidation value of eligible U.S. finished goods inventory and (y) 65% of the lower of cost or market value of eligible U.S. finished goods inventory, plus(ii) 85% of the eligible U.S. accounts receivable, plus (iii) 90% of eligible U.S. credit card accounts receivable, plus (iv) the lesser of (x) 40% of the appraised net orderly liquidation value of eligible U.S. intellectual property and (y) $20.0 million, minus (v) the aggregate amount of reserves, if any, established by the ABL Agent; (b) with respect to each non-U.S. borrower (except for the French Borrower), the sum of (i) the lesser of (x) 90% of the appraised net orderly liquidation value of eligible foreign finished goods inventory of such non-U.S. borrower and (y) 65% of the lower of cost or market value of eligible foreign finished goods inventory of such non-U.S. borrower, plus (ii) 85% of the eligible foreign accounts receivable of such non-U.S. borrower, minus (iii) the aggregate amount of reserves, if any, established by the ABL Agent; and (c) with respect to the French Borrower, (i) 85% of eligible French accounts receivable minus (ii) the aggregate amount of reserves, if any, established by the ABL Agent. Not more than 60% of the aggregate borrowing base under the Revolving Facility may consist of the non-U.S. borrowing bases.
The above advance rates (other than the advance rate with respect to intellectual property) are seasonally increased by 5% (e.g. from 90% to 95%) during the period commencing on the date of delivery of the borrowing base certificate with respect to the second fiscal month of the Company and ending on the last day of the period covered by the borrowing base certificate delivered with respect to the fifth fiscal month of the Company.
Year To Date 2022 Activity: We had net borrowings of $151.0 million under the Revolving Facility during the Year To Date Period at an average interest rate of 2.6%. As of October 1, 2022, we had $150.0 million outstanding under the Notes and

$151.0 million outstanding under the Revolving Facility. We also had unamortized debt issuance costs of $7.3 million recorded in long-term debt and $3.3 million recorded in intangible and other assets-net. In addition, we had $4.2 million of outstanding standby Letters of Credit at October 1, 2022. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby Letters of Credit. As of October 1, 2022, we had available borrowing capacity of $50.4 million under the Revolving Facility. At October 1, 2022, we were in compliance with all debt covenants related to our credit facilities.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, inventories, long-lived asset impairment and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at October 1, 2022 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	105.1	U.S. dollar	113.6	February 2024
Canadian dollar	44.7	U.S. dollar	34.9	March 2024
Mexican peso	302.3	U.S. dollar	14.7	June 2023
British pound	7.9	U.S. dollar	10.0	March 2024
Japanese yen	847.6	U.S. dollar	7.0	March 2024
Australian dollar	9.6	U.S. dollar	6.8	September 2023
U.S. dollar	13.4	Japanese yen	1,730.0	August 2023
If we were to settle our forward contracts listed in the table above as of October 1, 2022, the result would have been a net gain of $13.5 million. As of October 1, 2022, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $17.3 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of October 1, 2022, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $40.3 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of October 1, 2022, a 100 basis point increase in interest rates would increase annual interest expense by $1.5 million.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of October 1, 2022.
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

10.1
Amendment No. 4, dated as of November 8, 2022, among Fossil Group, Inc., Fossil Partners, L.P., Fossil Intermediate, Inc., Fossil Stores I, Inc., Fossil Trust, Fossil Group GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited, Fossil Canada Inc., Fossil France SAS, Fossil Stores France SAS, FAST Europe SARL, and JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 10, 2022).

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

FOSSIL GROUP, INC.

November 10, 2022	/S/ SUNIL M. DOSHI
Sunil M. Doshi
Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)