Form 10-K
period 2022-12-31
Fossil Group, Inc.
filed 2023-03-09
CIK 883569

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-41040
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock, $0.01 par value per share, held by non-affiliates of the registrant, based on the last sale price of the common stock as reported by the NASDAQ Global Select Market on July 2, 2022 was $159.0 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of March 3, 2023, 51,841,146 shares of common stock were outstanding.
_________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be furnished to shareholders in connection with its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

FOSSIL GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

        In this Form 10-K, references to "we," "our," and the "Company" refer to Fossil Group, Inc. and its subsidiaries on a consolidated basis.
NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Annual Report"), including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Business,” contains forward-looking statements based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and generally may be identified by terms such as “believe,” “may,” “will,” “should,” “seek,” “forecast,” “outlook,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “potential,” “plan,” “expect” or the negative or plural of these words or similar expressions. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including any continuing impact of the COVID-19 pandemic, particularly in China, and our ability to successfully manage any demand, supply, and operational challenges associated with the COVID-19 pandemic. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission (the "SEC"). In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by pandemics and any worsening of the global business and economic environment. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

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

COVID-19 Pandemic Risks

•the continuing impacts of the COVID-19 pandemic and actions taken by governments, businesses, and individuals in response to the pandemic.

Strategic Risks

•our ability to anticipate and respond to changing fashion, functionality and product trends;
•our ability to continue to develop innovative products;
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
•we face competition from traditional competitors as well as competitors in the wearable technology category;
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
•impact of U.S. tax legislation and potential changes to international tax rules;
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

Risks Relating to our Common Stock

•rapid and substantial increases or decreases in our stock price, regardless of developments in our business;
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

Trademarks, service marks, trade names and copyrights
We use our FOSSIL, MICHELE, RELIC, SKAGEN and ZODIAC trademarks, as well as other trademarks, on watches, our FOSSIL and SKAGEN trademarks on jewelry, and our FOSSIL trademark on leather goods and other fashion accessories in the U.S. and in a significant number of foreign countries. We also use FOSSIL, SKAGEN, WATCH STATION

INTERNATIONAL and WSI as trademarks on retail stores and FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL, WSI, MISFIT, ZODIAC, KATCHIN and MICHELE as trademarks on online e-commerce sites. This Annual Report may also contain other trademarks, service marks, trade names and copyrights of ours or of other companies with whom we have, for example, licensing agreements to produce, market and distribute products. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this Annual Report may be listed without the TM, SM, © and ® symbols, as applicable, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors, if any, to these trademarks, service marks, trade names and copyrights.

In this Annual Report, references to “we,” “our,” “us,” "Fossil" and the “Company” refer to Fossil Group, Inc., including its consolidated subsidiaries as of December 31, 2022 ("fiscal 2022"). The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The fiscal years ended December 31, 2022 and January 1, 2022 ("fiscal 2021") were each a 52-week period, the fiscal year ended January 2, 2021 ("fiscal 2020") was a 53-week period.
PART I
Item 1.    Business
Company
We are a design, innovation and distribution company specializing in consumer fashion accessories. Our products include traditional watches, smartwatches, jewelry, handbags, small leather goods, belts and sunglasses. We design, develop, market and distribute products under our owned brands FOSSIL, SKAGEN, MICHELE, RELIC and ZODIAC and licensed brands ARMANI EXCHANGE, DIESEL, DKNY, EMPORIO ARMANI, KATE SPADE NEW YORK, MICHAEL KORS, and TORY BURCH. Based on our range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.
Operating Strategy

Our goal is to drive shareholder value by increasing earnings and making a positive impact on our people, planet and communities. We operate in a challenging business environment. However, we see opportunities for sustainable growth and value creation.
We recently announced our Transform and Grow initiative (“TAG”) designed to reduce operating expenses, improve operating margins and advance our path to profitable growth. The “Transform” aspect of our TAG program focuses on optimizing our core categories, brands, geographies and channels. Through this more focused lens, we intend to restructure our operations to achieve lower operating expenses and reduce our working capital. The reduction in operating expenses is intended to generate estimated annualized benefits of at least $100 million by the end of 2024. The “Growth” aspect of our TAG program focuses on the following three key growth strategies with three growth enablers:
Growth Strategies

Revitalize the Fossil Brand. FOSSIL is our flagship brand and is our largest revenue brand. The brand is global in distribution with high awareness in our core product categories. Our goal is to become a best-in-class global lifestyle accessory brand with strong brand equity and a highly engaged community of consumers. We have developed our strategy with a target consumer in mind, which we believe enables us to consistently grow sales in a profitable manner across both digital and physical channels globally.

Grow Watches and Jewelry in our Core Portfolio Brands. We have leveraged our brand building experience to develop significant revenue and profit from the design, development and distribution of traditional watches for our licensed brands. We plan to focus more resources on our largest licensed brands and allocate more resources to grow our jewelry category for these brands, as branded jewelry is a growing category with comparable margins to watches.

Focus on Premium Watches. The luxury watch business is very strong and influences the overall watch market, particularly in the men’s watch category. We believe this influence creates white space opportunities for us to capture growth in the premium tiers of our core brands and in our premium priced brands.

Growth Enablers

Digital Transformation. Through our digital roadmap, we have significantly enhanced our digital capabilities in both talent and technology and are pleased with the benefits that we have realized and expect to realize. We plan to continue to invest in our digital roadmap to enable profitable revenue growth in digital channels, which includes our owned e-commerce sites and third-party platforms around the world.

Marketing Transformation. We plan to invest more resources in our marketing efforts, including public relations, collaborations, social, search, influencers, as a key enabler to creating demand for our brands and products. Our marketing programs will leverage consumer insights and analytics to create more personalized communication to our end consumers. Our goal is to develop closer connections to our end consumers by building communities of consumers across our brands.

Technology Investments. We plan to invest in our core applications to drive efficiency and productivity to maximize the value of our scale in our operations, supply chain and back office operations.
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
Brands
We are home to a collection of world-class owned and licensed brands that share our passion for design, innovation and doing good. Together, we make distinctive watches and lifestyle accessories, bringing each brand to life through an extensive global channel and distribution network. We believe that the way we use our time matters, and we’ve made it our goal to create lasting change at the intersection of fashion and technology, while investing in the communities around the world where we live, work and play.

Our consumer-first mindset drives every decision we make. By capitalizing on fashion trends and leveraging proprietary data and insights, we are able to deliver relevant, high-value products and experiences to consumers across a diverse range of price points, style preferences and geographies.

Brand Building

Our ambition is to capture a greater share of the growing global accessories market with a collection of the world's most distinctive brands. We’re investing in and strengthening each brand within our diverse owned and licensed portfolio, connecting with customers across price point, channel, geography and styles.

The ability to build and activate strong lifestyle brands is key to our success. Our multi–channel model delivers engaging experiences directly to our consumers through our owned channels of distribution, direct 1P marketplaces and via third party distributors. Being consumer-first means we walk in their shoes, learning from first party data, as well as fashion and style trends, to deliver relevant and memorable brand experiences.

Proprietary Brands

    Our owned brands include FOSSIL, SKAGEN, MICHELE, RELIC and ZODIAC.
FOSSIL
FOSSIL is a leading global lifestyle accessories brand inspired by creativity and ingenuity. We create timeless, well-crafted bags, jewelry and watches to accessorize a joyful, inspired life. Today, we are on a mission, continuing our decade-long commitment to "Make Time For Good," while building a dynamic, multi-channel organization connecting with customers all over the world.

SKAGEN
From the coastlines of Skagen, Denmark to the city life of Copenhagen, intentional Danish design has influenced Skagen's distinctive point of view. Since 1989, our watches and jewelry have been defined by timeless design that never goes out of style.
MICHELE

MICHELE luxury timepieces are an extension of the women who wear them - women who are bold, feminine and unforgettable. Our exceptional watches feature the finest materials; hand-set diamonds, 18K gold, mother-of-pearl dials and signature MICHELE details that women celebrate as a reflection of their distinct personal style.

RELIC
RELIC by Fossil is an American watch and lifestyle brand creatively delivering accessible, updated casual designs. With each of our signature watches and accessories, we create styles that fit your everyday lifestyle.
ZODIAC
ZODIAC was founded in 1882 by Ariste Calame in Le Locle, Switzerland. For 140 years, we have dedicated ourselves to the precision and craftsmanship associated with Swiss mechanical timekeeping. Zodiac consistently pushes the limits of design innovation, driving new variations of our iconic models forward with purposeful uses of color and premium materials, all powered by proprietary Swiss mechanical movements and leading technologies.
Licensed Brands
Our main licensed brands include ARMANI EXCHANGE, DIESEL, DKNY, EMPORIO ARMANI, KATE SPADE NEW YORK, MICHAEL KORS, and TORY BURCH. As a result of our vertical integration, we are uniquely positioned to launch an accessory category, such as watches, in partnership with a licensor in a timely and consistent manner. All of our major licensing relationships are exclusive for the brands we license and include traditional watches, and for certain other brands, smartwatches and/or jewelry.
Products
We design, develop, market and distribute accessories across a variety of product categories: traditional watches, smartwatches, jewelry, handbags, small leather goods, belts and sunglasses. Additionally, we manufacture and/or distribute private label brands, as well as branded products purchased for resale in certain of our other branded retail stores. The following table sets forth certain information with respect to the breakdown of our net sales and percentage change among proprietary, licensed and other brands for the fiscal years indicated (in millions, except for percentage data):

	Fiscal Year
	2022		2021		2020
	Dollars	% Change	Dollars	% Change	Dollars
Net sales
Proprietary	$807.7	(6.0)%	$859.3	11.0%	$774.2
Licensed	781.7	(17.2)	944.3	23.7	763.5
Other	93.0	40.1	66.4	(12.2)	75.6
Total	$1,682.4	(10.0)%	$1,870.0	15.9%	$1,613.3
Traditional Watches and Smartwatches
Watches are our core global business. Sales of watches for fiscal years 2022, 2021 and 2020 accounted for approximately 77.9%, 80.9% and 81.0%, respectively, of our consolidated net sales.
Our full display smartwatches use Google’s WEAR OS operating system. We have a license for WEAR OS that expires on August 30, 2024. Certain of our hybrid and other smartwatches use operating systems developed by us or as otherwise licensed to us by Google.
Licensed Brands
We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain globally recognized fashion brands. The following table sets forth information with respect to our primary watch licenses:

Brand	Expiration Date [1]
ARMANI EXCHANGE	12/31/2023
DIESEL	12/31/2027
DKNY	12/31/2024
EMPORIO ARMANI	12/31/2023
KATE SPADE NEW YORK	12/31/2025
MICHAEL KORS	12/31/2024
TORY BURCH	12/31/2023
___________________________________________________________________
(1) Subject to early termination in certain circumstances

We also license certain internationally known brand names, such as Skechers, for limited distribution in select markets. We mutually agreed with PUMA to an early termination of the PUMA license agreement effective at the end of 2023. We are negotiating a new long-term agreement for our license for the Tory Burch brand and negotiating an extension of our current licenses for the Armani Exchange and Emporio Armani brands. Our license agreement with DKNY provides the licensor the right to terminate the license if we fail to meet the minimum net sales specified in the license agreement for two consecutive years, which we did not meet. If we do receive a termination notice from DKNY, the license agreement will terminate, but we will be allowed to sell through the current collection of articles in production when the termination occurs.

Fashion Accessories
In addition to our core watch business, we also design and create handbags, small leather goods, and belts across certain of our owned brands and jewelry under our owned brands and certain licensed brands. In the U.S. and certain international markets, we generally market our fashion accessory lines through the same distribution channels as our watches using similar marketing approaches. Our fashion accessories are typically sold in locations adjacent to watch departments, in store or online, which may lead to purchases by persons who are familiar with our watch brands. Sales of our accessory lines accounted for 19.8%, 16.9% and 16.7% of our consolidated net sales in fiscal years 2022, 2021 and 2020, respectively.
The following table sets forth information about our fashion accessories:

Brand	Accessory Category
DIESEL	Jewelry
EMPORIO ARMANI	Jewelry
FOSSIL	Handbags, small leather goods, belts, eyewear, jewelry
MICHAEL KORS	Jewelry
SKAGEN	Jewelry
Licensed Eyewear
We have a license agreement with the Safilo Group for both FOSSIL branded sunglasses and optical frames worldwide, which expires on December 31, 2028. The license agreement provides for royalties to be paid to us based on a percentage of net sales and includes certain guaranteed minimum royalties. Sales of licensed eyewear accounted for approximately 0.5%, 0.4% and 0.4% of our consolidated net sales for fiscal years 2022, 2021 and 2020, respectively.
Stores

Our products are sold across approximately 140 countries worldwide through 23 Company-owned sales subsidiaries and through a network of 65 independent distributors. Our products are offered on airlines and cruise ships and in international Company-owned retail stores. Our network of Company-owned stores included 154 retail stores and 188 outlet stores as of

December 31, 2022. In certain international markets, our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks.
We also operate stores under the WATCH STATION and WSI brands, in which we partner with some of the world's most iconic brands to curate a unique collection of designer watches and jewelry for women and men. We offer a robust online and in-store experience in the United States, Europe and Asia that connects our customers to the stories, trends and latest innovations in the world of watches.

Marketing
Our marketing approach meets the consumer wherever they are, both online and offline. We create the best possible brand experience through a blend of art and science, which means that we prioritize both data-driven decision-making and creativity in our marketing approach. At our core, we are storytellers and have the ability to craft meaningful product and brand narratives across the funnel.

We have an in-house marketing center of excellence, serving both our owned and licensed brands, to better connect with consumers and drive sustained engagement and awareness. This capability works across channels, including digital marketing, social media/social commerce, email marketing, Customer Relationship Management, partner marketing and brand media. We expanded this model in 2022 to include brand development, PR, content and integrated marketing, in addition to a dynamic global creative studio.

We have built proprietary algorithms to support the profitable flow-through of marketing investment, optimized across channels, brands and countries. We deliver increasingly better personalization through ongoing test-and-learn as well as through the consumer insight and predictive analytics capabilities we have built over the past few years.

We are strategically increasing our marketing investment and are telling fewer stories better so that our consumers understand the enduring role our brands play in their lives.

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
Digital
Our holistic e-commerce efforts include three forms of digital channels. First, our owned global e-commerce websites for our brands deliver mobile-friendly experiences, personalized content, and seamless omni-channel integration with retail stores, including buy online pick up in store, curbside pickup and ship from store. Second, we sell our products to leading third-party online retailers and our wholesalers’ e-commerce websites. Third, we directly sell to consumers on major third-party platforms.

Our e-commerce capabilities and total revenue contribution continue to grow as a part of our total business. In fiscal year 2022, our digital sales comprised 37.0% of consolidated net sales. This included sustained positive comps on our owned e-commerce channels year-over-year. We will continue to invest in growing our e-commerce capabilities in fiscal year 2023, with a focus on improving and streamlining the consumer experience, better leveraging first-party data and bringing more engaging content and stories to life across our channels.

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
Intellectual Property
We use our FOSSIL, MICHELE, RELIC, SKAGEN and ZODIAC trademarks, as well as other trademarks, on watches, our FOSSIL and SKAGEN trademarks on smartwatches and jewelry, and our FOSSIL trademark on leather goods and other fashion accessories in the U.S. and in a significant number of foreign countries. We also use FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL, and WSI as trademarks on retail stores and FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL, WSI, MISFIT, ZODIAC, KATCHIN and MICHELE as trademarks on online e-commerce sites. We have taken steps to establish or provide additional protection for our trademarks by registering or applying to register our trademarks for relevant classes of products in each country where our products are sold in addition to certain foreign countries where it is our intent to market our products in the future. We also have rights in certain copyrights and designs both in the United States and in other countries where are products are principally sold.
We continue to explore innovations in the design and assembly of our watch, smartwatch and related products. As a result, we have been granted, and have pending, various U.S. and international design and utility patents related to certain product designs, features, and technologies. As of December 31, 2022, none of our patents were material to our business.
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
Significant Customer
No customer accounted for 10% or more of our consolidated net sales in fiscal years 2022, 2021 or 2020.
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
Governmental Regulation
Imports and Import Restrictions
Most of our products are assembled or manufactured overseas. As a result, the U.S. and countries in which our products are sourced or sold may from time to time modify existing or impose new quotas, duties (including anti-dumping or countervailing duties), tariffs or other restrictions in a manner that adversely affects us. For example, our products imported for distribution in the U.S. are subject to U.S. customs duties, and in the ordinary course of our business, we may from time to time be subject to claims by the U.S. Customs Service for duties and other charges. Factors that may influence the modification or imposition of these restrictions include the determination by the U.S. Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to U.S. firms that rely on intellectual property, trade disputes between the U.S. and a country that leads to withdrawal of "most favored nation" status for that country and economic and political changes within a country that are viewed unfavorably by the U.S. government. We cannot predict the effect these events would have on our operations, if any, especially in light of the concentration of our assembly and manufacturing operations in Hong Kong, and mainland China.
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
Point-of-Sale System
We plan to begin the global implementation of a new point-of-sale system in 2023 at our retail stores beginning in Europe with additional implementation in the Americas and Asia in 2024. This point-of-sale system will significantly enhance our omni-channel capabilities allowing us to better serve our customers across channels with inventory and fulfillment.
Customer Data Platform

We successfully implemented a next generation, cloud-based Customer Data Platform (CDP) in 2022 to better capture, identify, and manage our customer narrative and further enable our sales programs and interactive marketing initiatives in a more personalized, secure and dynamic manner.

Customer Master Data Migration

We completed the formal transition of master customer data from an on-premise, proprietary data repository to a cloud native, industry standard design based on the Google Cloud Platform (GCP) architecture, in order to better secure and improve the long-term performance and integration for future key marketing, analytics, AI, and sales systems.

We have global information security and privacy compliance programs, comprised of risk management policies and procedures for our information systems, cybersecurity practices and protection of consumer and employee personal data and confidential information. Our Board of Directors has ultimate oversight of the Company’s risk management policies and procedures, and has delegated primary responsibility for monitoring the risks and programs in this area to the Audit Committee, which receives quarterly updates from management on the Company's information security and privacy risk and compliance. The Board of Directors receives periodic updates on these topics as well. We have network security and cyber liability insurance in order to provide a level of financial protection in the event of certain covered cyber losses and data breaches.
Human Capital Resources
As of December 31, 2022, we employed approximately 6,900 people, including approximately 4,400 persons employed by our foreign operating subsidiaries.
None of our domestic or foreign-based employees are represented by a trade union. However, certain European-based employees are represented by work councils, which include a number of our current employees who negotiate with management on behalf of all the applicable employees.
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
By the numbers, our workforce is increasingly diverse. Globally, 37% of our employees are in the Americas; 30% are based in Europe; and 33% are in the Asia-Pacific region. Women represent 62% of our employees and men 38%. In the U.S., including corporate, retail and distribution employees, in the aggregate 58% of employees identify as black and indigenous people of color (“BIPOC”), 41% identify as white and 1% did not self-identify.
We are committed to be a company that reflects our diverse world, and we will enable diversity and inclusion to fuel employee and Company success. We welcome fresh perspectives and believe that a diverse and inclusive workplace leads to innovation, collaboration, creativity, and personal and commercial growth. Our diversity, equity and inclusion (“DE&I”) strategy was reviewed by an independent third-party, assuring we continue to push ourselves to become more inclusive. Our journey to become a more diverse workforce around the world is guided by five primary goals:

1.Growing our knowledge. We recognize DE&I is a journey and growing our knowledge is the foundation for our entire DE&I strategy. Our employees are at the center of this journey, providing them with opportunities to learn and grow through a variety of methods - online DE&I communities, participation in Employee Resource Groups (ERGs), continuing unconscious-bias education (required for certain employees), inclusion education (required for certain leaders), other broader DE&I topics and Fossil Group Gathering sessions, which provides our workforce the opportunity to discuss issues, incidents and moments impacting our diverse employee community. We also increased our focus on celebrating key cultural heritage and identity moments with our employees, customers and stakeholders. We continue to create space for our employees to have meaningful discussions on topics and real-time incidents related to DE&I.

2.Increasing our Diversity. We have DE&I goals, which include increasing the overall number of BIPOC employees we employ. Our goals also include increasing female and BIPOC leadership, providing mentor programs for underrepresented groups and investing in female and BIPOC leadership. We launched our WINGEd program (Women Inspired to Network and Grow through Education) for our female managers and directors. The program focuses on growing skills around self-awareness, confidence, the value of risk, and career ownership, with approximately 5% of our global female manager population completing the program in 2022. 52% of our global leader population is female and, in the past year, female senior leadership increased to 42% overall.
3.Creating a more inclusive and equitable environment for all employees. We were rated a best place to work for LGBTQ employees for the third year in a row by the Human Rights Campaign. Over 10% of our Americas-based employees are members of one of our six ERGs, with groups that focus on parents, female employees, Black/African American employees, Hispanic and Latino employees and LGBTQ employees. We continue to leverage our survey capabilities to understand employee engagement by gender and race.

4.Driving accountability. We have taken steps to increase accountability by tying certain executive compensation to our DE&I goals, building key DE&I topics into our required leadership development programs and working to transparently share our DE&I aspirations.

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
Our employee benefits include tuition and professional certification reimbursement to full- and part-time employees. We also work to create a workplace where families are a priority through a number of programs, including a parental leave program, a partnership with Maven, which is a family planning all-in-one digital health platform that provides 24/7 support to employees and their partners as they pursue parenthood, a milk shipping program for working mothers to continue to breastfeed and reduce business-travel stress, a Healthy Babies Program that supports parents during their pregnancy; and an enhanced return to work policy that allows new parents to phase back into work. Additionally, our WeCare Employee Emergency Assistance Fund is also in place to provide charitable assistance to employees facing financial and personal hardship in connection with a qualifying disaster or unforeseen hardship. Because of our focus, we have received Cigna’s Healthy Workplace award five times and have been designated a Best Place for Working Parents and as a Texas Mother-Friendly Worksite.

By offering extensive retail and corporate career development programs, employees are positioned for continued success, which is further supported through our performance process that effectively cascades goals throughout the organization to ensure our employees’ efforts are aligned with our strategic priorities. To increase leadership skills and engagement in our retail stores, we continued to invest in our “Leadership DNA” program, which focuses on communication, building relationships, working with diverse teams, providing coaching and feedback and channeling career ambitions. We launched a digital badging program to recognize employee accomplishments and to track verified skills.

To remain a competitive and equitable employer where people feel valued, we utilize a standardized compensation system to ensure equitable pay practices among employees. Our standardized process defines, documents, and benchmarks jobs to each local market and uses third party, industry leading salary surveys to determine the appropriate pay range for each job. To verify that our internal practices align to the communities and customers we serve and what we stand for as a company, we conducted a gender and race equal pay audit in 2021. The audit looked to find potential differences in compensation across indicators such as base pay, total cash compensation, variable pay, benefits, and other perquisites where those differences weren’t the result of job-related factors.

Our continued focus on the employee has resulted in strong employee engagement and retention during a time when employees are leaving jobs at unprecedented rates. Our 12-month corporate employee turnover rate remains consistent with our five-year employee turnover rate. In our distribution centers, we’ve improved our 12-month retention rate for the second year in a row, with the turnover rate decreasing overall. To maximize our approach, we trained our employees on “Successfully Working in a Hybrid Environment” and “Leading in a Hybrid Environment.”

The Future of the Fossil Group Workforce
As we look towards the future workplace, we used the past year to listen and understand how to create the best employee experience while driving our business forward. The outcome resulted in us evolving the way we get work done and moving toward a hybrid work model, offering our employees the opportunity to work at home and in our offices. We believe balancing the need for greater flexibility with the importance of in-person interactions to fuel creative thinking, execution, and employee growth enables us to drive the business collectively.
As we continue to drive our Direct-to-Consumer strategy, we upped our investments in digital and made outstanding progress in building a global team, significantly enhancing our technology capabilities. In addition, we launched Digital U to upskill our employees in new digital behaviors.
Oversight
Our Board of Directors and related board committees are actively involved in areas associated with excellence in human resources management and related oversight of certain policies, practices and outcomes – including compensation, DE&I, employee development, engagement, and succession planning. We share our employee survey results with our Board of Directors to keep them apprised of related sentiment, interests and concerns. The Nominating and Corporate Governance Committee helps to oversee ESG matters. The Audit Committee regularly participates in discussions with our leadership team to ensure oversight of enterprise-level risks and mitigation plans on various topics including those associated with human capital risk. The Audit Committee also engages in regular review of the Company’s monitoring and enforcement of our Code of Conduct and Ethics and compliance. The Compensation and Talent Management Committee reviews and approves matters associated with compensation, benefits and equity awards for qualifying employees. This work includes oversight of executive compensation and Company goals that are part of executives’ annual performance review. These same goals serve as the foundation for the Company’s employee annual cash bonus plan.
We are proud of the progress we have made to provide an inspiring, engaging and rewarding work environment for our employees. We will never stop nurturing our culture in this quickly changing world. To exceed expectations and achieve our aspirations, we will listen, learn, collaborate, set meaningful goals, innovate, and be transparent in our progress, challenges, and opportunities that make us a destination for high-performing, highly engaged talent.
Corporate Social Responsibility
As a global fashion leader, we recognize the impact that our operations can have on the environment and the social well-being of others. We have developed a corporate social responsibility strategy, "Make Time for Good," to drive positive change within our organization and our world. Make Time for Good outlines our plan to achieve significant, measurable goals across a range of important environmental and social sustainability issues.

Make Time for Good is divided into three areas of focus:

•Good for Planet – focused on actions across our operations and supply chain, meant to significantly reduce our environmental impact, through our designing for the future and leaving a light footprint initiatives.
•Good for Communities – focused on making our world a better place to live through our empowering women and girls and enhancing communities initiatives.
•Good for People – focused on our employees and enhancing our workplace culture by driving diversity and inclusion and advancing equality initiatives.
We released our first Corporate Social Responsibility report in 2022 that shows our progress and long-term goals. You can find this report at https://www.fossilgroup.com/sustainability/. This report also served as our UN Global Compact (UNGC) Communication on Progress, affirming our support for the UNGC and its 10 Principles.

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

The COVID-19 pandemic has caused global uncertainty and disruption in the geographic regions in which we run our business and where our suppliers, third-party manufacturers, retail stores, wholesale customers and consumers are located, particularly in China. The total impact of the pandemic on us will depend on developments outside of our control, including, among other factors:

•the extent of any resurgence or variants of COVID-19 or any other infectious diseases in areas where we operate or where many of our customers are located;
•the manner in which our customers, suppliers and other third parties respond to COVID-19;
•new information that may emerge concerning the severity of COVID-19, and the actions to contain or treat it, especially in areas where we operate;
•general, local or national economic conditions;
•local or national rules, regulations or policies which may restrict travel and operating hours or impose other operating restrictions; and
•consumer confidence.

Accordingly, we cannot reasonably estimate the extent to which COVID-19 will further impact our business and financial condition, results of operations and cash flows.

Strategic Risks

Our success depends upon our ability to anticipate and respond to changing fashion, functionality and product trends.

Our success depends upon our ability to anticipate and respond to changing fashion, functionality and product trends and consumer preferences in a timely manner. The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs, functionality, product and technology features and product design. Our success depends, in part, on our ability to anticipate, gauge and respond to these changing consumer preferences in a timely manner while preserving the authenticity and the quality of our brands. Although we attempt to stay abreast of emerging lifestyle and fashion trends and technology advances affecting accessories, any failure by us to identify and respond to such trends could adversely affect consumer acceptance of our existing brand names and product lines, which in turn could result in inventory valuation reserves and adversely affect sales of our products. If we misjudge the market for our products, we may be faced with a significant amount of unsold finished goods inventory, which could adversely affect our results of operations. In recent years, we have experienced decreasing net sales across certain of our product categories; in particular, net sales of watches have declined, reflecting the decline in the traditional watch market. If we are unable to adjust our product offerings and reverse the decrease in net sales, our results of operations and financial condition could be adversely affected.

Our success depends upon our ability to continue to develop innovative products.

Our success depends upon our ability to continue to develop innovative products in the respective markets in which we compete. The process of developing new products is complex and uncertain, and involves time, substantial costs and risks, which are further magnified when the development process involves integrating new technology or operating systems. Our inability or the inability of our partners, for technological or other reasons, some of which may be beyond our or our partners' control, to enhance, develop, manufacture, distribute and monetize products in a timely manner, or at all, in response to changing consumer preferences could have a material adverse effect on our business, results of operations and financial condition or could result in our products not achieving market acceptance or becoming obsolete. If we are unable to successfully introduce new products, or if our competitors introduce new or superior products, customers may purchase increasing amounts of products from our competitors, which could adversely affect our sales and results of operations.

If we are unable to effectively execute our e-commerce business strategy and provide a reliable digital experience for our customers, our reputation and operating results may be harmed.

E-commerce has increasingly comprised a larger portion of our net revenues and was particularly impacted by the COVID-19 pandemic, which drove an acceleration in the shift to online shopping. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control, including changing consumer preferences, both domestically and abroad, and promotional or other advertising initiatives employed by our wholesale customers or other third parties on their e-commerce sites. Any failure on our part, or on the part of our third-party digital partners, to provide attractive, reliable, secure and user-friendly e-commerce platforms could negatively impact our consumers’ shopping experience, resulting in reduced website traffic, diminished loyalty to our brands and lost sales.

The success of our business also depends on our ability to continue to develop and maintain a reliable digital experience for our customers. We strive to give our customers a seamless omni-channel experience both in stores and online across devices. Potential friction points in the consumer experience could negatively impact our ability to compete with other brands, which could adversely impact our business.
In addition, we must keep up to date with competitive technology trends, including the use of new applications, enhancements and releases, and digital marketing tools. Failure to innovate and keep abreast of technology and improving the consumer experience could adversely affect digital sales and damage our brand and reputation.

Additionally, the success of our e-commerce business and the satisfaction of our consumers depend on their timely receipt of our products. The efficient flow of our products requires that our distribution facilities have adequate capacity to support the current level of e-commerce operations and any anticipated increased levels that may follow from the growth of our e-commerce business. If we encounter difficulties with our distribution facilities, or if any such facilities were to shut down or be limited in capacity for any reason, including as a result of fire, other natural disaster, labor disruption, or pandemic (including as a consequence of public health directives, quarantine policies or social distancing measures resulting from a pandemic), we could face shortages of inventory, and we could experience disruption or delay, or incur significantly higher costs and longer lead times for distributing our products to our consumers which could result in customer dissatisfaction. Any of these issues could have an adverse effect on our business and harm our reputation.

Our restructuring program may not be successful or we may not fully realize the expected cost savings and/or operating efficiencies from our restructuring plans.

We announced in February 2023 that we have implemented a restructuring plan entitled “Transform and Grow” (“TAG Plan”) designed to reduce operating costs, improve operating margins, and advance our commitment to profitable growth. The TAG Plan is expected to be implemented over a two year period and is intended to generate estimated annualized benefits of at least $100 million by the end of 2024. Restructuring plans present significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including higher than anticipated costs in implementing the TAG Plan, management distraction and employee attrition in excess of headcount reductions. If this program is not successful, then our results of operations and financial condition could be materially adversely affected.

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

Our ability to grow our sales is dependent on the successful implementation of our business strategy. This includes diversification and innovation of our product offerings, driving our core brands and improving our omni-channel and digital capabilities. If we are not successful in the expansion or development of our product offerings, our new products are not profitable or do not generate sales comparable to those of our existing businesses, we are unable to achieve our digital transformation goals or our restructuring and savings initiative does not achieve our desired results, our results of operations could be negatively impacted.

We also operate FOSSIL brand stores and other watch stores globally to further strengthen our brand image. As of December 31, 2022, we operated 342 stores worldwide. The costs associated with leasehold improvements to current stores and the costs associated with opening new stores and closing low performing stores, particularly those stores that have seen a significant reduction in traffic, could materially increase our costs of operation and result in impairment charges.

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

The invasion of Ukraine by Russia and the sanctions, bans and other measures taken by governments, organizations and companies against Russia and certain Russian citizens in response thereto has increased the political uncertainty in Europe and has strained the relations between Russia and a significant number of governments, including the U.S. The duration and outcome of this conflict, any retaliatory actions taken by Russia and the continuing or any future impact on regional or global economies is unknown, but could have a material adverse effect on our business, financial condition and results of our operations.

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

Our business is dependent upon its international operations, particularly in Asia and Europe. During fiscal years 2022, 2021 and 2020, we generated 63.1%, 63.5% and 66.1%, respectively, of our net sales outside the U.S. In addition, we source the vast majority of our products from outside the U.S.

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

We recently experienced increased international transit times and increased shipping costs for a majority of our products, primarily as a result of the COVID-19 pandemic. While we have recently seen improvements in transit times and shipping costs, any future disruption in the flow of our imported merchandise from China or a material increase in the cost of those goods or transportation without any offsetting price increases may significantly decrease our profits.

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

We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of products bearing the brand names of certain globally recognized fashion brands. We sell products under certain licensed brands, including, but not limited to, ARMANI EXCHANGE, DIESEL, DKNY, EMPORIO ARMANI, KATE SPADE NEW YORK, MICHAEL KORS, and TORY BURCH. Sales of our licensed products accounted for 46.5% of our consolidated net sales for fiscal year 2022, including MICHAEL KORS product sales, which accounted for 19.2% of our consolidated net sales, and ARMANI product sales, which accounted for 14.6% of our consolidated net sales.

Our significant third-party fashion brand license agreements have various expiration dates between the years 2023 and 2027. In addition, many of these license agreements require us to make minimum royalty payments, spend minimum amounts on marketing, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events. For example, our license agreement with MICHAEL KORS provides the licensor with a right to terminate some or all of the licensing rights if we fail to meet certain net sales thresholds for two consecutive years. For fiscal year 2022, we met net sales thresholds for MICHAEL KORS. We did not meet certain minimum contractual requirements in our DKNY license agreement, which subjects the respective licensing rights under this agreement to be terminated. If we are unable to achieve the minimum net sales thresholds, minimum marketing spend, restrictive covenants and/or other obligations of a license, we would need to seek a waiver of the non-compliance from the applicable licensor or amend the agreement to modify the thresholds, covenants or obligations or face the possibility that the licensor could terminate the license agreement before its expiration date. Though waivers may be obtained for non-compliance, we, or the licensor, may instead elect to modify or terminate the license agreement.

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

Our full display smartwatches use Google’s WEAR OS operating system. We have a license for WEAR OS that expires on August 30, 2024. Sales of our full display smartwatches running the WEAR OS operating system accounted for 7.5% of our consolidated net sales for fiscal year 2022. We may be unable to renew our existing license for WEAR OS beyond the current term. The failure by us to maintain or renew our license for WEAR OS or develop or license a new operating system could result in us being unable to produce and market full display smartwatches, which could result in a significant decrease in our sales and have a material adverse effect on our results of operations.

Our inability to effectively manage our retail store operations could adversely affect our results of operations.

During fiscal year 2022, our global comparable retail store sales increased 22.6%. During fiscal year 2023, we anticipate closing approximately fifty-five stores globally, depending on lease negotiations, and opening a limited number of additional retail stores. The success of our retail business depends, in part, on our ability to close low performing stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to close low performing stores and to renew existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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

We and our contract manufacturers currently purchase a number of key components used to manufacture our products from limited sources of supply for which alternative sources may not be readily available. Any interruption or delay in the supply of any of these components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales. Interruptions or delays in supply may be caused by a number of factors that are outside of our and our contract manufacturers' control. In addition, the purchase of these components on a limited source basis subjects us to risks of price increases and potential quality assurance problems. An increase in the cost of components could make our products less competitive and result in lower gross margins. In the event that we can no longer obtain materials from these limited sources of supply, we might not be able to qualify or identify alternative suppliers in a timely fashion. Any extended interruption in the supply of any of the key components currently obtained from a limited source or delay in transitioning to a replacement supplier could disrupt our operations and significantly harm our business in any given period. If our supply of certain components is disrupted, our lead times are extended or the cost of our components increases, our business, operating results and financial condition could be materially affected.

Seasonality of our business may adversely affect our net sales and operating income.

Our quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, timing of new product introductions, timing of orders by our customers and mix of product sales demand. Our business is seasonal by nature. A significant portion of our net sales and operating income are generated during the third and fourth quarters of our fiscal year, which includes the "back to school" and holiday seasons. The amount of net sales and operating income generated during our fiscal fourth quarter depends upon the anticipated level of retail sales during the holiday season, as well as general economic conditions and other factors beyond our control. In addition, the amount of net sales and operating income generated during our fiscal first quarter depends in part upon the actual level of retail sales during the previous holiday season. The seasonality of our business may adversely affect our net sales and operating income during the first and fourth quarters of our fiscal year.

The amount of traffic to our retail stores depends heavily on the success of the shopping malls and retail centers in which our stores are located.

There continues to be a decrease in traffic in many of the shopping malls and retail centers in which our stores are located, which was accelerated by the impact of COVID-19, and has resulted in a decrease in traffic to our stores. The resulting decrease in customers for our retail stores has had an adverse effect on our results of operations. Additionally, several national department store anchors have closed or will be closing a number of their locations in shopping malls, which is likely to further decrease traffic and put increasing financial strain on the operators of those shopping mall locations. The loss of an anchor or other significant tenant in a shopping mall in which we have a store, continued declines in traffic to shopping malls or the closure of a significant number of shopping malls in which we have stores, may have a material adverse effect on our results of operations.

We have key facilities in the U.S. and overseas, the loss or shut down of any of which could harm our business.

Our administrative, information technology and distribution operations in the U.S. are conducted primarily from two separate facilities located in the Dallas, Texas area. Our operations internationally are conducted from various administrative, distribution and assembly facilities outside of the U.S., particularly in China, Germany, Hong Kong, India, Switzerland and Vietnam. The complete or temporary loss of use of all or part of these facilities could have a material adverse effect on our business.

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

We face competition from traditional accessory competitors as well as competitors in the wearable technology category.

There is intense competition in each of the businesses in which we compete. In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches and accessories from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories domestically. In addition, we face continuing competition from technology companies in the smartwatch category, such as Apple. Many of these technology competitors have significantly greater financial, distribution, advertising and marketing resources than us. In addition, the impact of wearable technology products on sales of our traditional product lines may be materially adverse. Our results of operations and market position may be adversely affected by our competitors and their competitive pressures in the watch, wearable technology and fashion accessory industries.

Any material disruption of our information systems could disrupt our business and reduce our sales.

We are increasingly dependent on information systems to operate our websites, process transactions, manage inventory, monitor sales and purchase, sell and ship goods on a timely basis. We utilize SAP ERP in our U.S. operations and throughout most of our European operations to support our human resources, sales and distribution, inventory planning, retail merchandising and operational and financial reporting systems of our business, and Navision in our Asian operations to support many of the same functions on a local country level. We also use tools provided by salesforce.com, inc. in our CRM initiatives. In fiscal year 2023, we also plan to implement a new global point of sale system beginning with our European retail stores. We may experience operational problems with our information systems as a result of system failures, viruses, ransomware, computer "hackers" or other causes. These risks may be heightened as a result of our workforce that works remotely. Any material disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost, unavailable or delayed, which could result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. Moreover, the failure to maintain, or a disruption in, financial and management control systems could have a material adverse effect on our ability to respond to trends in our target markets, market our products and meet our customers' requirements.

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

During fiscal year 2022, we generated 63.1% of our net sales from outside of the U.S. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, some of which are discussed in more detail below, including:

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
•tariffs and other trade barriers;
•U.S. government licensing requirements for exports; and
•the continuing impact of COVID-19

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

Because a substantial portion of our watches and jewelry and certain of our handbags, sunglasses and other products are assembled or manufactured in China, our success will depend to a significant extent upon future economic and social conditions existing in China. If these factories in China are disrupted for any reason, we would need to arrange for the manufacture and shipment of products by alternative sources. While we do have initiatives in place to diversify certain of our manufacturing outside of China, because the establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery, we are unable to predict whether such new relationships would be on terms that we regard as satisfactory. Any significant disruption in our relationships with our manufacturing sources located in China would have a material adverse effect on our ability to manufacture and distribute our products. In addition, restrictions on travel to and from this and other regions, such as the travel restrictions that have occurred with COVID-19, and any delays or cancellations of customer orders or the manufacture or shipment of our products, including on account of the COVID-19 pandemic or other health crises, could have a material adverse effect on our ability to meet customer deadlines and timely distribute our products in order to match consumer expectations.

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

We must also attract, develop, motivate and retain a sufficient number of qualified retail and distribution center personnel. Historically, competition for talent has been intense and the turnover rate in the retail industry is generally high, which has recently further been exacerbated by the “Great Resignation” and a significant number of people leaving the workforce. There can be no assurance that we will be able to attract or retain a sufficient number of qualified employees in future periods to execute on our business objectives. Additionally, our ability to meet our labor needs while also controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and overtime regulations. If we are unable to attract, develop, motivate and retain talented employees with the necessary skills and experience, or if changes to our organizational structure, operating results, or business model adversely affect morale, hiring and/or retention, we may not achieve our objectives and our results of operations could be adversely impacted.

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

On September 26, 2019, the Company and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other subsidiaries of the Company from time to time party thereto designated as borrowers, and certain subsidiaries of the Company from time to time party thereto as guarantors, entered into a $275.0 million, subsequently reduced to $225 million, secured asset-based revolving credit agreement (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto. On November 8, 2022, the Company entered into Amendment No. 4 (the “Amendment”) to the Revolving Facility. The Amendment, among other things, (i) extends the maturity date of the credit facility to November 8, 2027 (provided, that if the Company has any indebtedness in an amount in excess of $35 million that matures prior to November 8, 2027, the maturity date of the credit facility shall be the 91st day prior to the maturity date of such other indebtedness) and (ii) changes the calculation methodology of the borrowing base to include the value of certain of the Company’s intellectual property in such methodology and to provide for seasonal increases to certain advance rates.

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
•incur liens;
•enter into agreements restricting our restricted subsidiaries’ ability to pay dividends, make loans to other related entities or restrict the ability to incur liens;
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

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. We cannot know for certain that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all. In addition, an event of default under the Revolving Facility would permit the lenders to terminate all commitments to extend further credit under the Revolving Facility. Furthermore, the Revolving Facility is secured by liens on our assets. If we were unable to repay the amounts due and payable under our Revolving Facility, the applicable lenders could proceed against the collateral granted to them to secure that indebtedness.

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

The Revolving Facility provides that the lenders thereunder may extend revolving loans in an aggregate principal amount not to exceed $225.0 million at any time outstanding, subject to the borrowing base availability limitations. As of December 31, 2022, we had $73.0 million outstanding under the Revolving Facility. The covenants under the Revolving Facility allow us to incur additional indebtedness from other sources in certain circumstances. On November 8, 2021, we sold $150,000,000 aggregate principal amount of our 7.00% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of our existing and future senior unsecured and unsubordinated indebtedness, and rank senior in right of payment to any future subordinated indebtedness. The Senior Notes are effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of our subsidiaries (excluding any amounts owed by such subsidiaries to us).

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

The terms of the Revolving Facility contain restrictions on our ability to incur additional indebtedness. However, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we could incur significant additional indebtedness in the future, much of which could constitute secured, senior, or pari passu indebtedness. As of December 31, 2022, our Revolving Facility provided for unused borrowing capacity of up to $141.2 million. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

U.S. tax legislation enacted in December 2017 and the global implementation of Pillar Two may adversely affect our business, results of operations, financial condition and cash flow.

On December 22, 2017, then President Trump signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), following its passage by the United States Congress. The Tax Act made significant changes to U.S. federal income tax laws, including changing the corporate tax rate to a flat 21% rate, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses, and making extensive changes to the U.S. international tax system. The new Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act requiring the inclusion of certain foreign earnings in U.S. taxable income increased our effective tax rate in post-Tax Act fiscal years and will continue to increase it in future years. Technically, corporate shareholders of foreign corporations generating GILTI are generally entitled to a 50% deduction against such income, lowering the effective rate of tax from 21% to 10.5%. Furthermore, they are able to recognize a foreign tax credit for 80% of local taxes paid on GILTI income. Therefore, as long as the GILTI average effective rate is 13.125% or more, the tax associated with GILTI should be fully offset by foreign tax credits. However, when a corporate group has a domestic source loss, the GILTI absorbs this loss, eliminating any ability to carry the loss forward to offset future income and also generates excess foreign tax credits which cannot be carried forward. We account for GILTI as incurred under the period cost method. Any increase in corporate tax rates or changes to the calculation of GILTI may be detrimental to us. The impact of any such changes could adversely affect our business, results of operations, financial condition and cash flow.

Under an OECD Inclusive Framework, 140 countries agreed to enact a two-pillar solution to reform the international tax rules to address the challenges arising from the globalization and digitalization of the economy. The Pillar Two Global Anti-Base Erosion (GloBE) Rules provide a coordinated system to ensure that multinational enterprises with revenues above EUR 750 million pay a minimum effective tax rate of 15% tax on the income arising in each of the jurisdictions in which they operate. They will be liable to pay a top-up tax for the difference between their GloBE effective tax rate per jurisdiction and the 15% minimum rate. It is the ultimate parent entity of the multinational enterprise that is primarily liable for the GLoBE top-up tax in its jurisdiction’s territory. Therefore, some countries may engage in domestic tax policy reforms in anticipation of the GloBE rules becoming effective and enact their own domestic minimum tax rates to avoid “tax leakage”. Notwithstanding any new local minimum tax regime which may be designed to reduce or eliminate the GloBE top-up tax, additional top-up tax under GLoBE may still be due. This will depend on the local effective tax rate calculation according to the specific rules set out in the Pillar Two implementation guidance. The technical aspects of the calculation are still being developed. Any increase in corporate tax rates or rules regarding the calculation of taxable income for the top-up tax could adversely affect our business, results of operations, financial condition and cash flow.

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

The continued increase in e-commerce competitors for retail sales and slowing mall traffic has resulted in significant pricing pressure and a highly promotional retail environment, which was heightened by the impact of COVID-19. These factors may cause us to be more promotional with our sales prices to retailers and consumers, which could cause our gross margin to decline if we are unable to appropriately manage inventory levels and/or otherwise offset any price reductions with comparable reductions in our costs. If we have to reduce our sales prices for competitive purposes and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our business, results of operations, and financial condition.

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

In addition, changes in currency exchange rates may also affect the prices at which we sell products in foreign markets. For fiscal years 2022, 2021 and 2020, 63.1%, 63.5% and 66.1% of our consolidated net sales were generated outside of the U.S. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. For example, due to a stronger U.S. dollar in fiscal year 2022, the translation of foreign-based net sales into U.S. dollars decreased our reported net sales by approximately $86.9 million compared to fiscal year 2021. If the value of the U.S. dollar remains at its current levels or strengthens against foreign currencies, particularly against the euro, Chinese yuan, Indian rupee, Canadian dollar, South Korean won, British pound and Japanese yen, our financial condition and results of operations could be materially and adversely impacted. Although we utilize forward contracts to help mitigate foreign currency risks (mostly relating to the euro, Canadian dollar, British pound, Japanese yen, Mexican peso and Australian dollar), foreign currency fluctuations may have a material adverse impact on our financial condition and results of operations.

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

Beginning in July 2018, certain of our products have been subject to additional ad valorem duties imposed by the U.S. government on products of China under Section 301 of the Trade Act of 1974. These tariffs, imposed via four successive “Lists” were the result of an April 2018 determination by the Office of the U.S. Trade Representative (“USTR”) that China’s acts, practices, and policies with respect to technology transfer, intellectual property, and innovation are unreasonable or discriminatory and burden or restrict U.S. commerce. In particular, certain of our packaging and handbag products have been subject to an additional 25% ad valorem tariff, based on the first sale export price as imported into the U.S., since July 2018 (“List 1”). Certain of our handbag and wallet products were subject to an additional 10% ad valorem tariff, based on the first sale export price as imported into the U.S., beginning in September 2018, a rate that was then raised to 25% ad valorem from June 2019 to present (“List 3”). Finally, smart watches, certain jewelry products, and several of our traditional watch products were subject to an additional 15% ad valorem tariff, based on the first sale export price as imported into the U.S., beginning in September 2019, a rate that was lowered to 7.5% ad valorem from February 2020 to present (“List 4A”).

USTR is currently conducting a statutory review of these tariffs, but they remain in place during that review and Biden Administration officials have publically signaled that modifications to the tariffs may not be extensive. Any modifications USTR may make, which are expected by the end of September 2023, could also further impact our products. We continue to monitor these developments for potential risks. We have also joined litigation before the U.S. Court of International Trade challenging the legality of the Section 301 List 3 and List 4A tariffs and seeking refunds of duties paid on imports that were subject to those tariffs. That litigation is ongoing with a final decision possible in mid-2023 at the earliest. As a result, it is difficult to accurately estimate the impact on our business from these tariff actions or similar actions. However, assuming no further offsets from price increases, sourcing changes, or other changes to trade policy and regulatory rulings, all of which are currently under review, the estimated gross profit exposure from the Section 301 tariffs is approximately $5.6 million in fiscal year 2023.

If the tariffs continue or increase, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China or otherwise change our sourcing strategy for these products, resulting in significant costs and disruption to our operations. Even if the U.S. further modifies these tariffs, it is always possible that new products we introduce could be impacted by the changes, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

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

We cannot be certain that our products do not and will not infringe upon the intellectual property rights of others. The wearable technology space is rapidly developing with new innovation, resulting in a number of domestic and international patent filings for new technology. As a result, wearable technology companies may be subject to an increasing number of claims that their products infringe the intellectual property rights of competitors or non-practicing entities. We have been, are and may in the future be subject to legal proceedings involving claims of alleged infringement of the intellectual property rights of third parties by us and our customers in connection with the marketing and sale of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Moreover, should we be found liable for infringement, we may be required to enter into agreements (if available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Moreover, we may need to redesign or rename some of our products to avoid future infringement liability. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling certain of our products.

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
•our decision not to, or our current inability to, pay dividends or other distributions;
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
•financial results reported by certain of our significant public licensing partners;

•strategic actions by us or our competitors, such as acquisitions or other investments;
•legislative, administrative, regulatory or other actions affecting our business, our industry, including positions taken by the Internal Revenue Service ("IRS”);
•investigations, proceedings, or litigation that involve or affect us; and
•general market and economic conditions.

Our CEO owns approximately 6.2% of our outstanding common stock.

Mr. Kosta Kartsotis owns approximately 6.2% of our common stock as of December 31, 2022. As a result, he is in a position to influence the outcome of elections of our directors, the adoption, amendment or repeal of our bylaws and any other actions requiring the vote or consent of our stockholders, and to otherwise influence our affairs.

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

Uncertainty in global markets, slowing economic growth, high levels of unemployment, the continuing impact and duration of the COVID-19 pandemic, inflation, rising interest rates and eroding consumer confidence can negatively impact the level of consumer spending for discretionary items. This can affect our business as it is dependent on consumer demand for our products. Global economic conditions remain uncertain, and the possibility remains that domestic or global economies, or certain industry sectors of those economies that are key to our sales, may slow or deteriorate, which could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition.

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
Our business is also subject to risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import products at current or increased levels. Substantially all of our import operations are subject to customs duties imposed by the governments where our production facilities are located on imported products, including raw materials. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to whether raw materials must be purchased, additional workplace regulations or other restrictions on our imports will be imposed upon the importation of our products in the future or adversely modified, or what effect such actions would have on our costs of operations. For example, our products imported for distribution in the United States are subject to U.S. customs duties, and in the ordinary course of our business, we may from time to time be subject to claims by U.S. Customs and Border Protection for duties and other charges. Factors that may influence the modification or imposition of these restrictions may include determinations by the Office of the U.S. Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to U.S. firms, trade disputes between the United States and another country that leads to withdrawal of “most favored nation” status for that country and economic and political changes within a country that are viewed unfavorably by the U.S. government, resulting in trade policy changes towards that country. Future quotas, duties, or tariffs may have a material adverse effect on our business, financial condition and results of operations. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, financial condition and results of operations.
There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.
We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Our management, including our CEO and Chief Financial Officer ("CFO"), does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the Company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Company Facilities
As of the end of fiscal year 2022, we owned or leased the following material facilities in connection with our U.S. and international operations:

Location	Use	Approximate Square Footage	Owned / Leased
Eggstätt, Germany	Office, warehouse and distribution	383,000	Owned
Richardson, Texas	Corporate headquarters	536,000	Lease expiring in 2031
Dallas, Texas	Office, warehouse and distribution	518,000	Lease expiring in 2026
Hong Kong	Warehouse and distribution	192,000	Lease expiring in 2027
Basel, Switzerland	Europe headquarters	115,000	Lease expiring in 2036
Bangalore, India	Office	58,000	Lease expiring in 2025
Hong Kong	Asia headquarters	40,000	Lease expiring in 2026

Retail Store Facilities
As of the end of fiscal year 2022, we had 338 lease agreements for retail space for the sale of our products. The leases, including renewal options, expire at various times through 2036. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also generally required to pay our pro rata share of common area maintenance costs, real estate taxes, insurance, maintenance expenses and utilities.
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
As of March 3, 2023, there were 61 holders of record of our shares of common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher.
We have not declared or paid any dividends since our formation and currently do not intend to pay dividends for the foreseeable future. Our current business plan is to retain any future earnings to finance the growth of our business.
Common Stock Performance Graph
The following performance graph compares the cumulative return of our shares of common stock over the preceding five year periods with that of the broad market Standard & Poor's 500 Stock Index ("S&P 500 Index") and the Nasdaq Retail Trades Group. Each index assumes $100 invested at December 31, 2017 and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.
2022 COMPARATIVE TOTAL RETURNS
Fossil Group, Inc.,
Nasdaq Retail Trades and S&P 500 Index
(Performance Results through 12/31/2022)

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Fossil Group, Inc.	$100.00	$202.45	$101.42	$111.58	$132.43	$55.47
S&P 500 Index	$100.00	$93.76	$120.84	$140.49	$178.27	$143.61
Nasdaq Retail Trades	$100.00	$106.89	$134.05	$189.26	$225.00	$152.98
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2010, our Board of Directors approved a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date. As of December 31, 2022, the Company had $20.0 million of repurchase authorizations remaining under its repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 27, 2022 - April 2, 2022………	989,186	$10.11	989,186	$19,999,982
Total………………………………..........	989,186		989,186
During fiscal 2022, approximately 1.0 million shares of our common stock were repurchased at a cost of $10.0 million. There were no repurchases of common stock during fiscal years 2021 or 2020.
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
Known or Anticipated Trends
Based on our recent operating results and current perspectives on our operating environment, we anticipate the following trends will continue to impact our operating results:
COVID-19: Our business operations and financial performance continue to be materially impacted by COVID-19. The COVID-19 pandemic has negatively affected the global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including periodic mandatory closures of non-essential businesses and orders to shelter-in-place. The lockdowns and travel restrictions, particularly in China, have had a significant adverse impact on our sales throughout fiscal year 2022. However, we expect those pressures to have a lesser impact on fiscal year 2023, although the extent of the impact is uncertain.
Supply Chain: Our business is subject to the risks inherent in global sourcing supply. We rely on domestic and foreign suppliers to provide us with merchandise in a timely manner and at favorable prices. Certain key components in our products come from limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products. Any interruption or delay in the supply of key components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales. Among our foreign suppliers, China is the source of a substantial majority of our imports. We experienced increased international transit times and higher costs in fiscal year 2022 across all modes of transportation. However, we expect those pressures to have a lesser impact in fiscal year 2023. Separately, a disruption in the flow of our imported merchandise from China may significantly decrease our profits.

Inflation: We have encountered inflation on our shipping costs for a majority of our products. A material increase in the cost of our products or transportation without any offsetting price increases may significantly reduce our profits. During 2022 we made some modest pricing changes primarily in selected FOSSIL branded products. From a consumer demand perspective, high rates of inflation on goods and services contributed to a softening of consumer demand in fiscal year 2022. We expect high rates of inflation to continue in 2023 in many of our major markets.

Foreign Currencies: The rapid strengthening of the U.S. dollar relative to major foreign currencies unfavorably impacted our net sales and profitability in fiscal year 2022. Foreign currency translation may continue to have negative impacts on our financial results in fiscal year 2023 when compared with fiscal year 2022.

Inventory Levels: In fiscal year 2022, a slowing of consumer demand in our core categories, in part due to macro economic factors such as higher inflation, has resulted in excess inventory with many of our wholesale customers. With higher marketplace inventories and a rapidly changing economic environment, we expect retailers to rationalize their inventory needs. We continue to proactively manage our inventory purchases to mitigate our cash flow and inventory risks.
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

Security: We depend on information technology systems, the Internet and computer networks for a substantial portion of our retail and e-commerce businesses, including credit card transaction authorization and processing. We also receive and store personal information about our customers and employees, the protection of which is critical to us. In the normal course of our business, we collect, retain, and transmit certain sensitive and confidential customer information, including credit card information, over public networks. Despite the security measures we currently have in place, our facilities and systems and those of our third party service providers have been, and will continue to be, vulnerable to theft of physical information, security breaches, hacking attempts, computer viruses and malware, ransomware, phishing, lost data and programming and/or human errors. To date, none of these risks, intrusions, attacks or human error have resulted in any material liability to us. While we carry insurance policies that would provide liability coverage for certain of these matters, if we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage. In addition, we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

Business Strategies and Outlook: As we anticipate the challenging operating conditions which emerged in fiscal year 2022 are likely to continue for some time, we remain cautious in our overall outlook for fiscal 2023. To align with these conditions, we recently announced our Transform and Grow initiative (“TAG”) designed to reduce operating expenses, improve operating margins and advance our path to profitable growth.
The “Transform” aspect of our TAG program focuses on optimizing our core categories, brands, geographies and channels. Through this more focused lens, we intend to restructure our operations to achieve lower operating expenses and to reduce our working capital, primarily through lower inventory purchases in fiscal year 2023. The reduction in operating expenses is intended to generate an estimated $100 million in annualized benefits by the end of 2024. This is partly achieved by a reduction in the Company’s global workforce in 2023 by 8%, which includes employees from planned store closures. We have implemented and plan to implement additional programs and initiatives to optimize our operations and de-emphasize non-core parts of our business.
The “Growth” aspect of our TAG program focuses on investing in three key growth pillars with three growth enablers to drive sustained and profitable revenue growth. These growth pillars are: (1) revitalize the Fossil Brand, (2) grow our watches and jewelry in our core portfolio brands and (3) to focus on a more premium watch segment. We believe that these growth pillars are best enabled by: (1) our digital transformation, (2) marketing transformation and (3) technology investments.

Operating Segments
We operate our business in three segments which are divided into geographies. Net sales for each geographic segment are based on the location of the selling entity and each reportable segment provides similar products and services.
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical point of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 151 Company-owned stores as of the end of fiscal 2022 and an extensive collection of products available through our owned websites. As of the end of fiscal 2022, net sales in the Americas segment accounted for 44.2% of our consolidated revenue.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 111 Company-owned stores as of the end of fiscal 2022 and an extensive collection of products available through our owned websites. As of the end of fiscal 2022, net sales in the Europe segment accounted for 32.2% of our consolidated revenue.
Asia: The Asia segment is comprised of sales to customers based in Australia, China (including Hong Kong, Macau, and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 80 Company-owned stores as of the end of fiscal 2022 and an extensive collection of products available through our owned websites. As of the end of fiscal 2022, net sales in the Asia segment accounted for 22.4% of our consolidated revenue.
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
Product Returns.    We monitor customer returns and maintain a provision for estimated returns based upon historical experience, current information and any specific issues identified. While returns have historically been within our expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that our products are performing poorly in the retail market and/or we experience product damages or defects at a rate significantly higher than our historical rate, the resulting returns could have an adverse impact on the operating results for the period or periods in which such returns occur. If our allowance for product returns were to change by 10%, the impact, excluding taxes, would have been an approximate $1.8 million change to net income (loss).
Inventory.    We account for estimated obsolescence or unmarketable inventory equal to the difference between the average cost of inventory and the estimated net realizable value based upon assumptions about forecasted sales demand, market conditions and available liquidation channels. Valuation of existing smartwatch inventory can be negatively impacted by the emergence of newer generation product. If actual future demand or market conditions are less favorable than those projected by management, or if liquidation channels are not readily available, additional inventory valuation reductions may be required. We assess our off-price sales on an ongoing basis and update our estimates accordingly. For every 1% of additional inventory valuation reductions as of fiscal year end 2022, we would have recorded an additional cost of sales of approximately $0.2 million.
Property, Plant and Equipment and Lease Impairment.    We test for asset impairment of property, plant and equipment and lease assets whenever events or conditions indicate that the carrying value of an asset might not be recoverable based on expected undiscounted cash flows related to the asset. In evaluating long-lived assets for recoverability, we calculate fair value using our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. When undiscounted cash flows estimated to be generated through the operations of our Company-owned retail stores are less than the carrying value of the underlying assets, the assets are impaired. If it is determined that assets are impaired, an impairment loss is recognized for the amount that the asset's book value exceeds its fair value. Should actual results or market conditions differ from those anticipated, additional losses may be recorded. We recorded impairment losses in other long-lived asset impairments of $2.1 million, $7.5 million and $27.3 million in fiscal years 2022, 2021 and 2020, respectively, related to lease assets. We recorded impairment losses in other long-lived asset impairments of $0.2 million, $1.7 million and $4.0 million in fiscal years 2022, 2021 and 2020, respectively, related to property, plant and equipment. We recorded impairment losses in restructuring charges of $0.7 million and $2.9 million in fiscal years 2021 and 2020, respectively, related to lease assets. We recorded impairment losses in restructuring charges of $0.1 million, $0.2 million and $1.1 million in fiscal years 2022, 2021 and 2020, respectively, related to property, plant and equipment. In fiscal year 2022, an increase of 100 basis points to the discount rate would not have resulted in an increase to property, plant and equipment and lease impairment expense. A 10% decrease in future expected cash flows would have increased impairment expense by $1.2 million.
Income Taxes.    We record valuation allowances against our deferred tax assets, when necessary, in accordance with ASC 740, Income Taxes ("ASC 740"). Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made. The valuation allowance for fiscal years 2022, 2021 and 2020 was $143.3 million, $123.0 million and $109.3 million, respectively.
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
The Organization for Economic Cooperation and Development ("OECD") and over 140 countries have agreed to enact a two-pillar solution to reform the international tax rules to address the challenges arising from the globalization and digitalization of the economy. "The Pillar Two Global Anti-Base Erosion (GloBE) Rules" provide a coordinated system to ensure that multinational enterprises with revenues above 750 million euro pay a minimum effective tax rate of 15% tax on the income arising in each of the jurisdictions in which they operate. The technical aspects of the calculation are still being developed. Implementation of these rules is scheduled for 2024, at which point we can determine the impact on our income tax expense and effective tax rate.
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
Comparable Retail Sales: Both stores and e-commerce sites are included in comparable retail sales in the thirteenth month of operation. Stores that experience a gross square footage increase of 10% or more due to an expansion and/or relocation are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the expansion and/or relocation. Comparable retail sales exclude the effects of foreign currency fluctuations.
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

Components of Results of Operations

Revenues from sales of our products are recognized when control of the product is transferred to the customer and in an amount that reflects the consideration we expect to be entitled in exchange for the product. We accept limited returns from customers. We continually monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. Product returns provision is accounted for as a reduction to revenue and cost of sales and increases to customer liabilities and other current assets to the extent the returned product is resalable.

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

Results of Operations
Fiscal Year 2022 Compared to Fiscal Year 2021

Consolidated Net Sales.  Net sales decreased $187.6 million or 10.0% (5.4% in constant currency) for fiscal year 2022, as compared to fiscal year 2021. We experienced sales decreases in all three geographic segments and in the watches and jewelry product categories, while leathers increased. From a category perspective, traditional watch sales decreased 10.1% (5.6% in constant currency) driven by sales declines in EMPORIO ARMANI and MICHAEL KORS and were partially offset by sales growth in FOSSIL. Sales of smartwatches declined 32.3% (28.1% in constant currency) due to lower consumer demand across geographies and channels. Jewelry declined 3.0% (increased 4.9% in constant currency) primarily due to sales increases in FOSSIL branded jewelry partially offset by declines in MICHAEL KORS jewelry on a constant currency basis. Leathers sales grew 13.3% (17.2% in constant currency) primarily due to greater inventory availability as compared to the prior fiscal year and new designs that are resonating with consumers. From a channel perspective, growth in our direct to consumer channels led by our retail stores and owned e-commerce sites, partially offset declines in our wholesale channel. Comparable retail sales increased 15.3% during fiscal year 2022, compared to fiscal year 2021. In fiscal year 2022, digital sales, which include sales from our owned e-commerce channels, third party e-commerce platforms and wholesale dot com, were 37% of worldwide net sales. Digital sales decreased 19.7% (14.5% in constant currency) in fiscal year 2022 compared to fiscal year 2021 primarily due to declines in third party e-commerce platforms.

The following table sets forth consolidated net sales by segment and the changes in net sales by segment on both a reported and constant currency basis from period to period (dollars in millions):

	Fiscal Year
	2022		2021		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency
	Amounts		Amounts		Dollars
Americas	$744.0	44.2%	$785.9	42.0%	$(41.9)	(5.3)%	(4.9)%
Europe	541.3	32.2	610.2	32.6	(68.9)	(11.3)	(1.3)
Asia	377.6	22.4	455.2	24.4	(77.6)	(17.0)	(12.2)
Corporate	19.5	1.2	18.7	1.0	0.8	4.3	4.8
Total net sales	$1,682.4	100.0%	$1,870.0	100.0%	$(187.6)	(10.0)%	(5.4)%

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period (dollars in millions):

	Fiscal Year
	2022		2021		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency
	Amounts		Amounts		Dollars
Watches:
Traditional watches	$1,158.9	68.9%	$1,288.5	68.9%	$(129.6)	(10.1)%	(5.6)%
Smartwatches	151.6	9.0	223.9	12.0	(72.3)	(32.3)	(28.1)
Total watches	$1,310.5	77.9%	$1,512.4	80.9%	$(201.9)	(13.3)%	(9.0)%
Leathers	178.5	10.6	157.6	8.4	20.9	13.3	17.2
Jewelry	154.1	9.2	158.8	8.5	(4.7)	(3.0)	4.9
Other	39.3	2.3	41.2	2.2	(1.9)	(4.6)	—
Total net sales	$1,682.4	100.0%	$1,870.0	100.0%	$(187.6)	(10.0)%	(5.4)%
The following table sets forth the number of stores on the dates indicated below:

	January 1, 2022	Opened	Closed	December 31, 2022
Americas	162	0	11	151
Europe	125	0	14	111
Asia	83	5	8	80
Total stores	370	5	33	342
Americas Net Sales. Americas net sales decreased $41.9 million or 5.3% (4.9% in constant currency) for fiscal year 2022 as compared to fiscal year 2021, with sales decreases in the U.S. partially offset by increases in Canada, while Mexico was flat. Sales decreased in our wholesale channel primarily reflecting lower consumer demand in smartwatches and were partially offset by increases in store sales and owned e-commerce. Comparable retail sales were moderately positive during fiscal year 2022, primarily due to increased store traffic.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Americas segment (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2022	2021	Dollars
Watches:
Traditional watches	$519.0	$531.4	$(12.4)	(2.3)%	(2.0)%
Smartwatches	65.6	110.7	(45.1)	(40.7)	(40.5)
Total watches	$584.6	$642.1	$(57.5)	(9.0)%	(8.6)%
Leathers	115.3	95.2	20.1	21.1	22.2
Jewelry	35.7	41.4	(5.7)	(13.8)	(13.1)
Other	8.4	7.2	1.2	16.7	17.5
Total	$744.0	$785.9	$(41.9)	(5.3)%	(4.9)%
Europe Net Sales. During fiscal year 2022, Europe net sales decreased $68.9 million or 11.3% (1.3% in constant currency) in comparison to fiscal year 2021. The weakening of foreign currencies, predominantly the euro, against the U.S. dollar significantly decreased our net sales in fiscal year 2022. The greatest sales decreases were in the FOSSIL brand and within Germany. From a channel perspective, wholesale sales decreased while direct to consumer sales increased on a constant currency basis. Comparable retail sales increased strongly during fiscal year 2022, with growth in store sales partially offset by decreased owned e-commerce sales.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Europe segment (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2022	2021	Dollars
Watches:
Traditional watches	$354.8	$396.8	$(42.0)	(10.6)%	(0.6)%
Smartwatches	53.2	74.9	(21.7)	(29.0)	(20.4)
Total watches	$408.0	$471.7	$(63.7)	(13.5)%	(3.8)%
Leathers	29.4	31.8	(2.4)	(7.5)	3.1
Jewelry	93.6	96.0	(2.4)	(2.5)	8.6
Other	10.3	10.7	(0.4)	(3.7)	6.7
Total	$541.3	$610.2	$(68.9)	(11.3)%	(1.3)%

Asia Net Sales. In fiscal year 2022, Asia net sales decreased $77.6 million or 17.0% (12.2% in constant currency) in comparison to fiscal 2021. The sales decrease was largely driven by greater China and predominately in the EMPORIO ARMANI brand and partially offset by increases in India. COVID-19 policies in mainland China, including restrictions on travel abroad, continued to negatively affect sales across all channels and also impacted other key markets that have historically benefited from Chinese travelers outside of mainland China. Comparable retail sales increased significantly during fiscal year 2022 as a result of traffic growth, partially offset by decreased owned e-commerce sales.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Asia segment (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2022	2021	Dollars
Watches:
Traditional watches	$281.6	$359.3	$(77.7)	(21.6)%	(17.4)%
Smartwatches	32.7	38.3	(5.6)	(14.6)	(7.6)
Total watches	$314.3	$397.6	$(83.3)	(21.0)%	(16.4)%
Leathers	33.8	30.6	3.2	10.5	16.6
Jewelry	24.8	21.5	3.3	15.3	22.7
Other	4.7	5.5	(0.8)	(14.5)	(4.6)
Total	$377.6	$455.2	$(77.6)	(17.0)%	(12.2)%

Gross Profit. Gross profit of $830.7 million in fiscal year 2022 decreased $135.7 million, or 14.0%, in comparison to $966.4 million in fiscal year 2021 driven by the decrease in sales. The gross profit margin rate decreased to 49.4% in fiscal year 2022 compared to 51.7% in fiscal year 2021, largely due to increased freight costs, a non-recurrence of the prior year's tariff reductions and unfavorable currency changes. These costs were partially offset by increased net foreign currency hedging contract gains in the current year as compared to the prior year and favorable product mix.
Operating Expenses. For fiscal year 2022, total operating expenses decreased to $832.2 million or 49.5% of net sales, compared to $873.7 million or 46.7% of net sales in fiscal year 2021. SG&A expenses were $823.7 million in fiscal year 2022 compared to $842.6 million in fiscal year 2021. As a percentage of net sales, SG&A expenses increased to 49.0% in fiscal year 2022 as compared to 45.1% in fiscal year 2021, mainly driven by deleveraging on lower sales. We completed our NWF 2.0 restructuring program in fiscal year 2022 and incurred restructuring costs of $6.1 million compared to restructuring costs of $21.9 million in fiscal year 2021. We incurred $2.3 million of other long-lived asset impairment charges in fiscal year 2022 compared to charges of $9.2 million in fiscal year 2021. The translation of foreign-denominated expenses during fiscal year 2022 decreased operating expenses by approximately $35.1 million as a result of the stronger U.S. dollar.

Operating Income (Loss). Operating income (loss) was a loss of $1.5 million in fiscal year 2022, as compared to income of $92.6 million in the prior fiscal year. The operating loss in fiscal year 2022 was primarily due to the decline in net sales and gross profit margin rate. As a percentage of net sales, operating margin was (0.1)% in fiscal year 2022 as compared to 5.0% in fiscal year 2021 and was negatively impacted by 160 basis points due to changes in foreign currencies.
Operating income (loss) by operating segment is summarized as follows (dollars in millions):

	Fiscal Year		Growth (Decline)		Operating Margin %
	2022	2021	Dollars	Percentage	2022	2021
Americas	$116.4	$157.0	$(40.6)	(25.9)%	15.6%	20.0%
Europe	91.1	110.0	(18.9)	(17.2)	16.8	18.0
Asia	52.1	70.9	(18.8)	(26.5)	13.8	15.6
Corporate	(261.1)	(245.3)	(15.8)	6.4
Total operating income (loss)	$(1.5)	$92.6	$(94.1)	(101.6)%	(0.1)%	5.0%
Interest Expense. Interest expense decreased by $5.9 million in fiscal year 2022 primarily driven by reduced debt issuance costs amortization.
Other Income (Expense)—Net. During fiscal year 2022, other income (expense) - net was expense of $1.4 million, including a $1.1 million loss on the extinguishment of debt, compared to expense of $14.5 million in the prior fiscal year, which included a $13.0 million loss on the extinguishment of debt.
Provision for Income Taxes. During fiscal year 2022, there was an income tax expense of $21.4 million, resulting in an effective tax rate of (96.7)%, compared to 49.8% in fiscal year 2021. The 2022 effective rate was unfavorably impacted by the low level of pre-tax earnings and valuation allowances on deferred tax assets, whereas the 2021 effective rate benefited from a higher level of earnings, partially offset by the unfavorable impact of GILTI and valuation allowances on deferred tax assets.
Net Income (Loss) Attributable to Fossil Group, Inc. Fiscal year 2022, net income (loss) attributable to Fossil Group, Inc. was a net loss of $44.2 million, or $0.85 per diluted share, in comparison to a net income of $25.4 million, or $0.48 per diluted share, in the prior fiscal year. During fiscal year 2022, currency fluctuations unfavorably impacted diluted earnings (loss) per share by $0.29.
Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	Fiscal Year
	2022		2021
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(22.1)	(1.3)%	$53.1	2.8%
Plus:
Interest expense	19.2		25.1
Amortization and depreciation	23.3		29.6
Impairment expense	2.4		9.2
Other non-cash charges	(1.1)		(0.1)
Stock-based compensation	8.0		9.5
Restructuring expense	6.1		21.9
Unamortized debt issuance costs included in loss on extinguishment of debt	1.1		11.7
Less:
Interest income	0.8		0.4
Adjusted EBITDA	$36.1	2.1%	$159.6	8.5%

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

	Fiscal Year 2022
($ in millions, except per share data):	As Reported	Other Long-lived Asset Impairment	Restructuring Expenses	Unamortized Debt Issuance Costs Included in Loss on Extinguishment of Debt	As Adjusted
Operating income (loss)	$(1.5)	$2.4	$6.1	$—	$7.0
Operating margin (% of net sales)	(0.1)%				0.4%
Interest expense	19.2	—	—	—	19.2
Other income (expense) - net	(1.4)	—	—	1.1	(0.3)
Income (loss) before income taxes	(22.1)	2.4	6.1	1.1	(12.5)
Provision for income taxes	21.4	0.5	1.3	0.2	23.4
Less: net income attributable to noncontrolling interest	0.6	—	—	—	0.6
Net income (loss) attributable to Fossil Group, Inc.	$(44.2)	$1.9	$4.8	$0.9	$(36.6)
Diluted earnings (loss) per share	$(0.85)	$0.04	$0.09	$0.01	$(0.71)

	Fiscal Year 2021
($ in millions, except per share data):	As Reported	Other Long-lived Asset Impairment	Restructuring Expenses	Unamortized Debt Issuance Costs Included in Loss on Extinguishment of Debt	As Adjusted
Operating income (loss)	$92.6	$9.2	$21.9	$—	$123.7
Operating margin (% of net sales)	5.0%				6.6%
Interest expense	25.1	—	—	—	25.1
Other income (expense) - net	(14.5)	—	—	11.7	(2.8)
Income (loss) before income taxes	53.0	9.2	21.9	11.7	95.8
Provision for income taxes	26.4	1.9	4.6	2.5	35.4
Less: net income attributable to noncontrolling interest	1.2	—	—	—	1.2
Net income (loss) attributable to Fossil Group, Inc.	$25.4	$7.3	$17.3	$9.2	$59.2
Diluted earnings (loss) per share	$0.48	$0.14	$0.33	$0.17	$1.12

Fiscal Year 2021 Compared to Fiscal Year 2020
For a discussion of our results of operations in fiscal year 2021 compared to fiscal year 2020, please see Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 filed with the SEC, which is incorporated herein by reference.

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of fiscal year 2022 was $198.7 million, including $195.8 million held by foreign subsidiaries outside the U.S., in comparison to $250.8 million at the end of fiscal year 2021, including $199.0 million held by foreign subsidiaries outside the U.S. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges, strategic investments such as acquisitions, share repurchases and other capital expenditures.
At the end of fiscal year 2022, we had working capital of $519.4 million compared to working capital of $487.1 million at the end of the prior fiscal year. The increase in working capital was largely due to a reduction in accounts payable as we normalized vendor payment terms in the current year. At the end of fiscal year 2022, we had $0.3 million of outstanding short-term borrowings and $216.1 million in long-term debt.
Operating Activities. Cash (used in) provided by operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. The decrease in operating cash flows for fiscal year 2022 compared to fiscal year 2021 was primarily due to a decrease in earnings and an increase in cash used by working capital items in fiscal year 2022.

Investing Activities. Investing cash flows primarily consist of capital expenditures and are offset by proceeds from the sale of property, plant and equipment. The decrease in investing cash flows in fiscal year 2022 compared to fiscal year 2021 was primarily due to the sale of a foreign office for $10.7 million during fiscal year 2021.
Financing Activities. Financing cash flows primarily consist of borrowings and repayments of debt. The increase in financing cash flows in fiscal year 2022 compared to fiscal year 2021 was reflective of our additional debt borrowings.
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
For the fiscal year ending December 30, 2023, we expect total capital expenditures to be between approximately $15 million to $20 million. Our capital expenditure budget is an estimate and is subject to change.
Sources of Liquidity. We believe cash flows from operations, combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for the foreseeable future, not including the maturities of long-term debt. Although we believe we have adequate sources of liquidity in the short-term and long-term, the success of our operations, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity. In the event our liquidity is insufficient, we may be required to limit our spending or sell assets or equity or debt securities.

The following table shows our sources of liquidity (in millions):

	Fiscal Year
	2022	2021
Cash and cash equivalents	$198.7	$250.8
Revolver availability	141.2	199.7
Total liquidity	$339.9	$450.5

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
The Notes are our general unsecured obligations. The Notes bear interest at the rate of 7.00% per annum. Interest on the Notes is payable quarterly in arrears on February 28, May 31, August 31 and November 30 of each year. The Notes mature on November 30, 2026. We may redeem the Notes for cash in whole or in part at any time at our option. Prior to November 30, 2023, the redemption price will be $25.00 per $25.00 principal amount of Notes, plus a "make-whole” premium plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. On and after November 30, 2023, we may redeem the Notes (i) on or after November 30, 2023 and prior to November 30, 2024, at a price equal to $25.50 per $25.00 principal amount of Notes, (ii) on or after November 30, 2024 and prior to November 30, 2025, at a price equal to $25.25 per $25.00 principal amount of Notes and (iii) on or after November 30, 2025, at a price equal to $25.00 per $25.00 principal amount of Notes, plus (in each case noted above) accrued and unpaid interest, if any, to, but excluding, the date of redemption.
Term Credit Agreement: On September 26, 2019, we, as borrower, entered into a term credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (as amended to date, the "Term Credit Agreement"). On November 8, 2021, we used the majority of the net proceeds from the Notes offering to repay all of the outstanding borrowings under the Term Credit Agreement. In connection with the repayment of the outstanding borrowings under the Term Credit Agreement, we incurred prepayment fees and accrued interest costs of $2.6 million and wrote off $7.1 million of debt issuance costs and $4.6 million of original issuance discount related to the Term Credit Agreement.
Revolving Facility: On September 26, 2019, we and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other of our subsidiaries from time to time party thereto designated as borrowers, and certain of our subsidiaries from time to time party thereto as guarantors, entered into a secured asset-based revolving credit agreement (as amended from time to time, the "Revolving Facility") with JPMorgan Chase Bank, N.A. as administrative agent (the "ABL Agent"), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the "ABL Lenders"). On November 8, 2022 we entered into Amendment No. 4 (the "Amendment”) to the Revolving Facility. The Amendment, among other things, (i) extends the maturity date of the credit facility to November 8, 2027 (provided, that if we have any indebtedness in an amount in excess of $35 million that matures prior to November 8, 2027, the maturity date of the credit facility shall be the 91st day prior to the maturity date of such other indebtedness) and (ii) changes the calculation methodology of the borrowing base to include the value of certain of our intellectual property in such methodology and to provide for seasonal increases to certain advance rates.
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
The Revolving Facility is an asset-based facility, in which borrowing availability is subject to a borrowing base equal to: (a) with respect to us, the sum of (i) the lesser of (x) 90% of the appraised net orderly liquidation value of eligible U.S. finished goods inventory and (y) 65% of the lower of cost or market value of eligible U.S. finished goods inventory, plus (ii) 85% of the eligible U.S. accounts receivable, plus (iii) 90% of eligible U.S. credit card accounts receivable, plus (iv) the lesser of (x) 40% of the appraised net orderly liquidation value of eligible U.S. intellectual property and (y) $20.0 million, minus (y) the aggregate amount of reserves, if any, established by the ABL Agent; (b) with respect to each non-U.S. borrower (except for the French Borrower), the sum of (i) the lesser of (x) 90% of the appraised net orderly liquidation value of eligible foreign finished goods inventory of such non-U.S. borrower and (y) 65% of the lower of cost or market value of eligible foreign finished goods inventory of such non-U.S. borrower, plus (ii) 85% of the eligible foreign accounts receivable of such non-U.S. borrower, minus (iii) the aggregate amount of reserves, if any, established by the ABL Agent; and (c) with respect to the French

Borrower, (i) 85% of eligible French accounts receivable minus (ii) the aggregate amount of reserves, if any, established by the ABL Agent. Not more than 60% of the aggregate borrowing base under the Revolving Facility may consist of the non-U.S. borrowing bases.
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
Fiscal Year 2022 Activity: We had net borrowings of $73.0 million under the Revolving Facility during fiscal year 2022 at an average interest rate of 3.4%. As of December 31, 2022, we had $150.0 million outstanding under the Notes and $73.0 million outstanding under the Revolving Facility. As of December 31, 2022, we had unamortized debt issuance costs of $6.9 million recorded in long-term debt and $3.1 million recorded in intangible and other assets-net on our consolidated balance sheets. In addition, we had $4.4 million of outstanding standby letters of credit at December 31, 2022. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby letters of credit. As of December 31, 2022, we had $141.2 million available for borrowing under the Revolving Facility. At December 31, 2022, we were in compliance with all debt covenants related to our debt agreement.

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
We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in fiscal year 2022 and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.
The following table shows our outstanding forward contracts designated as cash flow hedges for intercompany inventory transactions (in millions) at December 31, 2022 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	93.0	U.S. dollar	99.9	May 2024
Canadian dollar	50.1	U.S. dollar	38.0	June 2024
Mexican peso	337.6	U.S. dollar	16.5	September 2023
British pound	7.9	U.S. dollar	9.8	June 2024
Japanese yen	1,070.5	U.S. dollar	8.3	June 2024
Australian dollar	9.0	U.S. dollar	6.2	December 2023
U.S. Dollar	12.4	Japanese Yen	1,620.0	November 2023
If we were to settle our forward contracts listed in the table above as of December 31, 2022, no gain or loss would have resulted. As of December 31, 2022, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $13.7 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of December 31, 2022, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $37.3 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of December 31, 2022, a 100 basis point increase in interest rates would increase annual interest expense by approximately $0.7 million.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fossil Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fossil Group, Inc. and subsidiaries (the "Company") as of December 31, 2022 and January 1, 2022, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

▪We evaluated management’s ability to estimate net realizable value by comparing management’s estimates to subsequent transactions, taking into account changes in market conditions subsequent to December 31, 2022.
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
March 9, 2023

We have served as the Company's auditor since 1988.

FOSSIL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
IN THOUSANDS

	December 31, 2022	January 1, 2022
Assets
Current assets:
Cash and cash equivalents	$198,726	$250,844
Accounts receivable-net	206,133	255,131
Inventories	376,028	346,850
Prepaid expenses and other current assets	164,413	169,930
Total current assets	945,300	1,022,755
Property, plant and equipment-net	79,882	89,767
Operating lease right-of-use assets	156,947	177,597
Intangible and other assets-net	55,999	78,600
Total long-term assets	292,828	345,964
Total assets	$1,238,128	$1,368,719
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$191,141	$229,877
Short-term and current portion of long-term debt	342	554
Accrued expenses:
Current operating lease liabilities	49,702	58,721
Compensation	44,259	73,595
Royalties	20,875	38,714
Customer liabilities	41,996	40,886
Transaction taxes	14,303	17,147
Other	40,424	46,675
Income taxes payable	22,878	29,478
Total current liabilities	425,920	535,647
Long-term income taxes payable	22,603	20,452
Deferred income tax liabilities	616	504
Long-term debt	216,132	141,354
Long-term operating lease liabilities	150,188	174,520
Other long-term liabilities	19,660	30,884
Total long-term liabilities	409,199	367,714
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, 51,836 and 52,146 shares issued and outstanding at December 31, 2022 and January 1, 2022, respectively	518	521
Additional paid-in capital	306,241	300,848
Retained earnings	175,491	229,132
Accumulated other comprehensive income (loss)	(76,318)	(67,275)
Total Fossil Group, Inc. stockholders' equity	405,932	463,226
Noncontrolling interest	(2,923)	2,132
Total stockholders' equity	403,009	465,358
Total liabilities and stockholders' equity	$1,238,128	$1,368,719
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2022	2021	2020
Net sales	$1,682,439	$1,870,036	$1,613,343
Cost of sales	851,760	903,662	842,987
Gross profit	830,679	966,374	770,356
Operating expenses:
Selling, general and administrative expenses	823,689	842,625	835,119
Trade name impairments	—	—	2,464
Other long-lived asset impairments	2,342	9,223	31,584
Restructuring charges	6,121	21,889	36,508
Total operating expenses	832,152	873,737	905,675
Operating income (loss)	(1,473)	92,637	(135,319)
Interest expense	19,237	25,086	31,836
Other income (expense) - net	(1,416)	(14,500)	(4,828)
Income (loss) before income taxes	(22,126)	53,051	(171,983)
Provision for income taxes	21,400	26,427	(76,043)
Net income (loss)	(43,526)	26,624	(95,940)
Less: Net income attributable to noncontrolling interest	631	1,190	155
Net income (loss) attributable to Fossil Group, Inc.	$(44,157)	$25,434	$(96,095)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(15,080)	$(14,423)	$19,296
Cash flow hedges - net change	(1,947)	3,494	(2,133)
Pension plan activity	7,984	2,554	4,552
Total other comprehensive income (loss)	(9,043)	(8,375)	21,715
Total comprehensive income (loss)	(52,569)	18,249	(74,225)
Less: Comprehensive income attributable to noncontrolling interest	631	1,190	155
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(53,200)	$17,059	$(74,380)
Earnings (loss) per share:
Basic	$(0.85)	$0.49	$(1.88)
Diluted	$(0.85)	$0.48	$(1.88)
Weighted average common shares outstanding:
Basic	51,841	51,961	51,116
Diluted	51,841	52,777	51,116
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AMOUNTS IN THOUSANDS

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Fossil Group, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
Balance, December 28, 2019	50,516	$505	$283,371	$—	$299,793	$(80,615)	$503,054	$787	$503,841
Common stock issued upon exercise of stock options and stock appreciation rights	1,127	11	(11)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(727)	—	—	(727)	—	(727)
Retirement of common stock	(169)	(1)	(726)	727	—	—	—	—	—
Stock-based compensation	—	—	11,143	—	—	—	11,143	—	11,143
Net income (loss)	—	—	—	—	(96,095)	—	(96,095)	155	(95,940)
Other comprehensive income (loss)	—	—	—	—	—	21,715	21,715	—	21,715
Balance, January 2, 2021	51,474	$515	$293,777	$—	$203,698	$(58,900)	$439,090	$942	$440,032
Common stock issued upon exercise of stock options and stock appreciation rights and restricted stock units	861	8	(8)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(2,420)	—	—	(2,420)	—	(2,420)
Retirement of common stock	(189)	(2)	(2,418)	2,420	—	—	—	—	—
Stock-based compensation	—	—	9,497	—	—	—	9,497	—	9,497
Net income (loss)	—	—	—	—	25,434	—	25,434	1,190	26,624
Other comprehensive income (loss)	—	—	—	—	—	(8,375)	(8,375)	—	(8,375)
Balance, January 1, 2022	52,146	$521	$300,848	$—	$229,132	$(67,275)	$463,226	$2,132	$465,358
Common stock issued upon exercise of stock options and stock appreciation rights and restricted stock units	906	9	(9)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(12,447)	—	—	(12,447)	—	(12,447)
Retirement of common stock	(1,216)	(12)	(2,951)	12,447	(9,484)	—	—	—	—
Stock-based compensation	—	—	8,353	—	—	—	8,353	—	8,353
Net income (loss)	—	—	—	—	(44,157)	—	(44,157)	631	(43,526)
Other comprehensive income (loss)	—	—	—	—	—	(9,043)	(9,043)	—	(9,043)
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(5,686)	(5,686)
Balance, December 31, 2022	51,836	$518	$306,241	$—	$175,491	$(76,318)	$405,932	$(2,923)	$403,009

See notes to consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
AMOUNTS IN THOUSANDS

Fiscal Year	2022	2021	2020
Operating Activities:
Net income (loss)	$(43,526)	$26,624	$(95,940)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	23,333	29,606	43,134
Non-cash lease expense	79,274	90,250	109,327
Stock-based compensation	8,060	9,497	11,143
Decrease in allowance for returns and markdowns	(6,729)	(6,420)	(29,903)
Gain on disposal of assets	(460)	(5,218)	(13,611)
Property, plant and equipment and other long-lived asset impairment losses	2,642	9,223	31,584
Trade name impairment losses	—	—	2,464
Non-cash restructuring charges	779	655	2,532
Bad debt expense	6,305	3,070	9,535
Other non cash items	12,456	17,861	13,737
Loss on extinguishment of debt	1,060	13,005	—
Contingent consideration remeasurement	2,363	347	628
Changes in operating assets and liabilities:
Accounts receivable	41,621	(35,453)	60,747
Inventories	(46,031)	(62,261)	168,603
Prepaid expenses and other current assets	(3,954)	20,920	(27,714)
Accounts payable	(35,422)	53,934	3,500
Accrued expenses	(55,055)	(12,927)	3,001
Income taxes	(4,496)	3,085	(60,030)
Operating lease liabilities	(93,076)	(105,769)	(131,499)
Net cash (used in) provided by operating activities	(110,856)	50,029	101,238
Investing Activities:
Additions to property, plant and equipment	(13,262)	(10,293)	(8,738)
Decrease (increase) in intangible and other assets	1,719	6,031	(1,956)
Proceeds from the sale of property, plant and equipment	2,990	11,369	78
Net cash (used in) provided by investing activities	(8,553)	7,107	(10,616)
Financing Activities:
Acquisition of common stock	(12,447)	(2,420)	(727)
Distribution of noncontrolling interest earnings	(5,686)	—	—
Debt borrowings	386,067	254,717	317,250
Debt payments	(314,200)	(354,389)	(295,771)
Debt issuance costs and other	(744)	(10,479)	(10,000)
Net cash provided by (used in) financing activities	52,990	(112,571)	10,752
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	5,922	(4,239)	15,123
Net (decrease) increase in cash and cash equivalents, and restricted cash	(60,497)	(59,674)	116,497
Cash and cash equivalents, and restricted cash:
Beginning of year	264,572	324,246	207,749
End of year	$204,075	$264,572	$324,246
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies
Consolidated Financial Statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its subsidiaries (the "Company"). The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion accessories on a global basis. The Company's products are sold primarily through department stores, specialty retailers, Company-owned retail stores and commercial websites worldwide. The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to fiscal years 2022, 2021 and 2020 are for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively. The Company's fiscal year periodically results in a 53-week year instead of a normal 52-week year. The fiscal year ended January 2, 2021 was a 53-week year, with the additional week included in the first quarter of the fiscal year. Accordingly, the information presented herein includes 52 weeks of operations for fiscal years 2022 and 2021 as compared to 53 weeks in fiscal year 2020. All intercompany balances and transactions are eliminated in consolidation.
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
The Company has entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of products bearing the brand names of certain globally recognized fashion companies. Sales of the Company's licensed products amounted to 46.5%, 50.5% and 47.3% of the consolidated net sales for fiscal years 2022, 2021 and 2020, respectively, of which MICHAEL KORS® product sales accounted for 19.2%, 20.9% and 17.0% of the consolidated net sales for fiscal years 2022, 2021 and 2020, respectively, and EMPORIO ARMANI® product sales accounted for 14.6%, 18.4% and 19.1% of the consolidated net sales for fiscal years 2022, 2021 and 2020, respectively.
Cash Equivalents are considered all highly liquid investments with original maturities of three months or less.
Restricted Cash was comprised primarily of pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of December 31, 2022, January 1, 2022 and January 2, 2021 that are presented in the consolidated statement of cash flows (in thousands):

	December 31, 2022	January 1, 2022	January 2, 2021
Cash and cash equivalents	$198,726	$250,844	$315,965
Restricted cash included in prepaid expenses and other current assets	106	117	121
Restricted cash included in intangible and other assets-net	5,243	13,611	8,160
Cash, cash equivalents and restricted cash	$204,075	$264,572	$324,246
Accounts Receivable at the end of fiscal years 2022 and 2021 are stated net of doubtful accounts of approximately $14.6 million and $16.4 million, respectively.
Inventories are stated at the lower of cost and net realizable value, including any applicable duty and freight charges. Inventory held at consignment locations is included in the Company's finished goods inventory, and at the end of fiscal years 2022 and 2021, was $25.3 million and $28.2 million, respectively.
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
Lease assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Lease impairment losses of $2.1 million, $7.5 million and $27.3 million were recorded in other long-lived asset impairments in fiscal years 2022, 2021 and 2020, respectively. No lease impairment losses were recorded in restructuring charges in fiscal year 2022, and lease impairment losses of $0.7 million and $2.9 million were recorded in restructuring charges in fiscal years 2021 and 2020, respectively.
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
Property, plant and equipment is evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Property, plant and equipment impairment losses of underperforming Company-owned retail stores of $0.2 million, $1.7 million and $4.0 million were recorded in other long-lived asset impairments and impairment losses of $0.1 million, $0.2 million and $1.1 million were recorded in restructuring charges in fiscal years 2022, 2021 and 2020, respectively.
Other Intangible Assets include trademarks, trade names, developed technology, customer lists and patents. Trademarks, trade names with finite lives, developed technology, customer lists and patents are amortized using the straight-line method over their estimated useful lives, which are generally three to 20 years. Indefinite-lived trade names are evaluated for impairment annually as of the end of the fiscal year. Additionally, if events or conditions were to indicate an intangible asset may not be recoverable, the Company would evaluate the asset for impairment at that time. Impairment testing compares the carrying amount of an intangible asset with its fair value. When the carrying amount of an intangible asset exceeds its fair value, an impairment charge is recorded.
The fair value of the Company's MICHELE® trade name was estimated using the relief from royalty method. No impairment charges were recorded to the MICHELE trade name during fiscal years 2022 or 2021. Pre-tax impairment charges of $2.5 million were recorded to the MICHELE trade name during fiscal year 2020. The SKAGEN® trade name is being fully amortized on a straight-line basis over its estimated remaining useful life of three years as of December 31, 2022. No impairment charges were recorded to the SKAGEN trade name during fiscal years 2022, 2021 or 2020.
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
Foreign Transaction Gains and Losses are those changes in exchange rates of currencies not considered the functional currency that affects cash flows and the related receivables or payables. The Company incurred net foreign currency transaction losses of approximately $0.2 million, $4.0 million and $6.5 million for fiscal years 2022, 2021 and 2020, respectively. These net losses have been included in other income (expense)—net in the Company's consolidated statements of income (loss) and comprehensive income (loss).
Revenues from sales of the Company's products are recognized when control of the product is transferred to the customer and in an amount that reflects the consideration the Company expects to be entitled in exchange for the product. The Company accepts limited returns from customers. The Company continually monitors returns and maintains a provision for estimated returns based upon historical experience and any specific issues identified. Product returns are accounted for as reductions to revenue and cost of sales and increases to customer liabilities and other current assets to the extent the returned product is resalable. The Company recorded an estimated returns provision of $35.8 million and $40.1 million in accrued expenses as of the end of fiscal years 2022 and 2021, respectively. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales. See Note 2—Revenue, for more information regarding the Company's revenue recognition policy.
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
Operating Expenses include selling, general and administrative ("SG&A"), trade name impairments, other long-lived asset impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company's retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize the Company’s infrastructure and store closures. See Note 20—Restructuring for additional information on the Company’s restructuring plan. The Company recorded $4.0 million, $16.1 million and $22.7 million, during fiscal years 2022, 2021 and 2020, respectively, related to government assistance and subsidies. These amounts mostly relate to payroll expense and were recorded as a reduction of selling, general and administrative expenses.
Advertising Costs for digital marketing and in-store advertising as well as co-op advertising, product displays, show/exhibit costs, advertising royalties related to the sales of licensed brands, internet costs associated with affiliation fees and sample costs are expensed as incurred within SG&A. Advertising costs were $154.6 million, $168.4 million and $126.3 million for fiscal years 2022, 2021 and 2020, respectively.
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
Research and Development Costs are incurred primarily through the Company's in-house engineering team as well as third party consulting and labor and consist primarily of personnel-related expenses, tooling and prototype materials and overhead costs. The Company’s research and development ("R&D") expenses are related to designing and developing new products and features and improving existing products. The Company's R&D expenses are recorded in SG&A and were $29.1 million, $27.2 million and $25.9 million in fiscal years 2022, 2021 and 2020, respectively.

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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands except per share data):

Fiscal Year	2022	2021	2020
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(44,157)	$25,434	$(96,095)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	51,841	51,961	51,116
Basic EPS	$(0.85)	$0.49	$(1.88)
Diluted EPS computation:
Basic weighted average common shares outstanding	51,841	51,961	51,116
Diluted weighted average common shares outstanding	51,841	52,777	51,116
Diluted EPS	$(0.85)	$0.48	$(1.88)
Approximately 2.1 million, 0.3 million and 2.4 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in fiscal years 2022, 2021 and 2020, respectively, because they were anti-dilutive, including approximately 0.3 million, 13,000 and 0.3 million weighted performance-based shares in fiscal years 2022, 2021 and 2020, respectively.

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
Recently Adopted Accounting Standards
In November 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance ("ASU 2021-10"). The new standard increases transparency of government assistance by focusing on the types of assistance given, an entity's accounting for the assistance, and the effect of the assistance on the entity's financial statements to allow for more comparable information for investors and other financial statement users. This standard is effective for financial statements issued for annual periods beginning after December 15, 2021, but early adoption is permitted. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04") and subsequent guidance that clarified the scope and application of its original guidance. ASU 2020-04 provides optional expedients and exceptions to the current guidance on contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.
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
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	Fiscal Year 2022
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches:
Traditional watches	$518,995	$354,799	$281,550	$3,545	$1,158,889
Smartwatches	65,649	53,239	32,712	2	151,602
Total watches	$584,644	$408,038	$314,262	$3,547	$1,310,491
Leathers	115,300	29,414	33,828	—	178,542
Jewelry	35,695	93,614	24,796	—	154,105
Other	8,388	10,277	4,714	15,922	39,301
Consolidated	$744,027	$541,343	$377,600	$19,469	$1,682,439

Timing of Revenue Recognition
Revenue recognized at a point in time	$742,436	$540,465	$377,107	$7,350	$1,667,358
Revenue recognized over time	1,591	878	493	12,119	15,081
Consolidated	$744,027	$541,343	$377,600	$19,469	$1,682,439

	Fiscal Year 2021
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches:
Traditional watches	$531,392	$396,787	$359,266	$1,054	$1,288,499
Smartwatches	110,726	74,888	38,261	24	223,899
Total watches	$642,118	$471,675	$397,527	$1,078	$1,512,398
Leathers	95,197	31,809	30,636	—	157,642
Jewelry	41,350	95,995	21,500	—	158,845
Other	7,258	10,738	5,494	17,661	41,151
Consolidated	$785,923	$610,217	$455,157	$18,739	$1,870,036

Timing of Revenue Recognition
Revenue recognized at a point in time	$784,287	$608,946	$454,558	$8,328	$1,856,119
Revenue recognized over time	1,636	1,271	599	10,411	13,917
Consolidated	$785,923	$610,217	$455,157	$18,739	$1,870,036

	Fiscal Year 2020
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches:
Traditional watches	$403,262	$317,209	$337,444	$24	$1,057,939
Smartwatches	110,680	87,349	50,713	20	248,762
Total watches	$513,942	$404,558	$388,157	$44	$1,306,701
Leathers	104,621	36,570	32,430	—	173,621
Jewelry	17,295	71,171	7,596	—	96,062
Other	6,355	10,065	6,168	14,371	36,959
Consolidated	$642,213	$522,364	$434,351	$14,415	$1,613,343

Timing of Revenue Recognition
Revenue recognized at a point in time	$639,948	$520,878	$433,648	$5,451	$1,599,925
Revenue recognized over time	2,265	1,486	703	8,964	13,418
Consolidated	$642,213	$522,364	$434,351	$14,415	$1,613,343

Contract Balances. As of December 31, 2022, the Company had no material contract assets on the consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $0.8 million and $4.9 million as of December 31, 2022 and January 1, 2022, respectively, related to remaining performance obligations on licensing income, (ii) $3.7 million and $3.0 million as of December 31, 2022 and January 1, 2022, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $3.1 million and $3.6 million as of December 31, 2022 and January 1, 2022, respectively, related to gift cards issued.
Shipping and Handling Fees. The Company accounts for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.

3. Inventories
Inventories consisted of the following (in thousands):

At Fiscal Year End	2022	2021
Components and parts	$20,998	$23,668
Work-in-process	—	2
Finished goods	355,030	323,180
Inventories	$376,028	$346,850
4. Warranty Liabilities
The Company's warranty liabilities are primarily related to watch products and are included in accrued expenses—other in the consolidated balance sheets. The Company's watch products are covered by limited warranties of various lengths against defects in materials or workmanship. The Company's warranty liability is estimated using historical warranty repair expense. As changes occur in sales volumes and warranty costs, the warranty accrual is adjusted as necessary. Due to the nature of smartwatch products, their warranty costs are usually more than traditional products. A shift in product mix from smartwatch to traditional products generally results in a decrease in the Company's warranty liabilities. Warranty liability activity consisted of the following (in thousands):

Fiscal Year	2022	2021	2020
Beginning balance	$19,159	$21,916	$23,095
Settlements in cash or kind	(8,630)	(10,263)	(14,843)
Warranties issued and adjustments to preexisting warranties(1)	3,094	7,506	13,664
Ending balance	$13,623	$19,159	$21,916
____________________________________________
(1)Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

At Fiscal Year End	2022	2021
Prepaid royalties	$34,114	$36,507
Prepaid taxes	36,081	26,400
Current income tax receivable	52,618	57,641
Other receivables	1,488	5,419
Forward contracts	2,783	3,452
Inventory returns	10,833	12,322
Property held for sale	—	3,291
Short term deposits	1,786	835
Other	24,710	24,063
Prepaid expenses and other current assets	$164,413	$169,930
6. Property, Plant and Equipment
Property, plant and equipment—net consisted of the following (in thousands):

At Fiscal Year End	2022	2021
Land	$4,180	$4,441
Buildings	23,404	24,873
Machinery and equipment	36,654	38,193
Furniture and fixtures	73,721	81,347
Computer equipment and software	198,206	210,965
Leasehold improvements	153,161	163,312
Construction in progress	5,728	3,299
	495,054	526,430
Less accumulated depreciation and amortization	415,172	436,663
Property, plant and equipment-net	$79,882	$89,767

7. Intangible and Other Assets
Intangible and other assets-net consisted of the following (in thousands):

		2022		2021
At Fiscal Year End	Useful Lives	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,728	$3,243	$3,775	$3,310
Customer lists	5 - 10 yrs.	279	266	41,403	40,353
Patents	3 - 20 yrs.	867	537	2,371	2,013
Developed technology	7 yrs.	—	—	2,193	1,645
Trade name	6 yrs.	4,502	2,439	4,502	1,688
Other	7 - 20 yrs.	342	195	537	352
Total intangibles-subject to amortization		9,718	6,680	54,781	49,361
Intangibles-not subject to amortization:
Trade names		8,876		8,881
Other assets:
Other deposits		16,487		19,418
Deferred tax asset-net		17,262		24,552
Restricted cash		5,243		13,611
Debt issuance costs		3,124		4,578
Other		1,969		2,140
Total other assets		44,085		64,299
Total intangible and other assets		$62,679	$6,680	$127,961	$49,361
Total intangible and other assets-net			$55,999		$78,600
Amortization expense for intangible assets was $2.5 million, $3.4 million, and $7.1 million for fiscal years 2022, 2021 and 2020. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2023	$915
2024	898
2025	707
2026	116
2027	100
Thereafter	302

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
As of December 31, 2022, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	93.0	U.S. dollar	99.9
Canadian dollar	50.1	U.S. dollar	38.0
Mexican peso	337.6	U.S. dollar	16.5
British pound	7.9	U.S. dollar	9.8
Japanese yen	1,070.5	U.S. dollar	8.3
Australian dollar	9.0	U.S. dollar	6.2
U.S. dollar	12.4	Japanese Yen	1,620.0
Non-designated Hedges.    The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of December 31, 2022, the Company had non-designated forward contracts of $0.7 million on 12.1 million rand associated with a South African rand-denominated foreign subsidiary. As of January 2, 2021, the Company had non-designated forward contracts of $1.4 million on 21.9 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The effective portion of gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during fiscal years 2022, 2021 and 2020 are set forth below (in thousands):

Fiscal Year	2022	2021	2020
Cash flow hedges:
Forward contracts	$12,176	$5,868	$2,217
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$12,176	$5,868	$2,217
The following table illustrates the effective portion of gains and losses on derivative instruments recorded in other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during fiscal years 2022, 2021 and 2020 (in thousands):

Derivative Instruments	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$10,789	$2,429	$3,748
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$3,334	$(55)	$602
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$128	$37	$(113)
The following table discloses the fair value amounts for the Company's derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2022		January 1, 2022		December 31, 2022		January 1, 2022
	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$2,783	Prepaid expenses and other current assets	$3,452	Accrued expenses-other	$2,659	Accrued expenses-other	$177
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Accrued expenses-other	16	Accrued expenses-other	—
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	112	Intangible and other assets-net	—	Other long-term liabilities	318	Other long-term liabilities	—
Total		$2,895		$3,452		$2,993		$177
The following table summarizes the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	Fiscal Year 2022		Fiscal Year 2021
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$851,760	$(1,416)	$903,662	$(14,500)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	10,789	3,334	2,429	(55)
Forward contracts not designated as cash flow hedging instruments:
Total gain (loss) recognized in income	—	128	—	37

At the end of fiscal year 2022, the Company had forward contracts designated as cash flow hedges with maturities extending through June 2024. As of December 31, 2022, an estimated net gain of $0.2 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$2,895	$—	$2,895
Total	$—	$2,895	$—	$2,895
Liabilities:
Contingent consideration	$—	$—	$3,630	$3,630
Forward contracts	—	2,993	—	2,993
Total	$—	$2,993	$3,630	$6,623
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
As of December 31, 2022, debt, excluding unamortized debt issuance costs and capital leases, was recorded at cost and had a carrying value of $223.3 million and had a fair value of approximately $163.7 million. The fair value of debt was based on observable market inputs.

Operating lease right-of-use assets with a carrying amount of $5.7 million and property, plant and equipment—net with a carrying amount of $0.8 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $3.6 million and $0.4 million, respectively, resulting in total pre-tax impairment charges of $2.5 million for fiscal year 2022.
The fair values of operating lease right-of-use ("ROU") assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $2.5 million impairment expense, $1.3 million, $0.7 million and $0.4 million were recorded in other long-lived asset impairments in the Europe, Americas, and Asia segments, respectively, and $0.1 million was recorded in restructuring charges in the Europe segment.
In fiscal year 2021, operating lease right-of-use assets with a carrying amount of $17.0 million and property, plant and equipment—net with a carrying amount of $3.0 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $8.7 million and $1.2 million, respectively, resulting in total pre-tax impairment charges of $10.1 million. Of the $10.1 million impairment expense, $3.5 million, $3.5 million and $2.2 million were recorded in other long-lived asset impairments in the Americas, Europe and Asia segments, respectively, and $0.7 million and $0.2 million were recorded in restructuring charges in Europe and the Americas segments, respectively.
The fair value of trade names are measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discounts rates and implied royalty rates. No trade name impairment was recorded during fiscal year 2022 or fiscal year 2021.
10. Debt
The Company's debt consisted of the following, excluding finance lease obligations, (in millions):

	December 31, 2022	January 1, 2022
Revolving facility	$73.0	$—
Notes(1)	150.0	150.0
Other international	0.3	0.5
Total debt	$223.3	$150.5
Less current portion	0.3	0.5
Long-term debt	$223.0	$150.0
___________________________________________
(1)Excludes debt issuance costs of $6.9 million and $8.7 million at December 31, 2022 and January 1, 2022, respectively.

U.S.-Based. On September 26, 2019, the Company and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other subsidiaries of the Company from time to time party thereto designated as borrowers, and certain subsidiaries of the Company from time to time party thereto as guarantors, entered into a $275.0 million secured asset-based revolving credit agreement (the "Revolving Facility') with JPMorgan Chase Bank, N.A. as administrative agent (the "ABL Agent"), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the "ABL Lenders"). On November 8, 2022 the Company entered into Amendment No. 4 (the "Amendment”) to the Revolving Facility. The Amendment, among other things, (i) extends the maturity date of the credit facility to November 8, 2027 (provided, that if the Company has any indebtedness in an amount in excess of $35 million that matures prior to November 8, 2027, the maturity date of the credit facility shall be the 91st day prior to the maturity date of such other indebtedness) and (ii) changes the calculation methodology of the borrowing base to include the value of certain of the Company’s intellectual property in such methodology and to provide for seasonal increases to certain advance rates. In addition, on September 26, 2019, the Company, as borrower, entered into a term credit agreement (the "Term Credit Agreement").
In November 2021, the Company sold $150.0 million aggregate principal amount of 7.00% senior notes due 2026 (the "Notes"), generating net proceeds of approximately $141.7 million. The Notes were issued pursuant to an indenture (the "Base Indenture") and a first supplemental indenture (the "First Supplemental Indenture" and, together with the Base Indenture, the "Indenture") with The Bank of New York Mellon Trust Company, N.A., as trustee (the "Trustee").

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
The Revolving Facility is an asset-based facility, in which borrowing availability is subject to a borrowing base equal to: (a) with respect to the Company, the sum of (i) the lesser of (x) 90% of the appraised net orderly liquidation value of eligible U.S. finished goods inventory and (y) 65% of the lower of cost or market value of eligible U.S. finished goods inventory, plus (ii) 85% of the eligible U.S. accounts receivable, plus (iii) 90% of eligible U.S. credit card accounts receivable, plus (iv) the lesser of (x) 40% of the appraised net orderly liquidation value of eligible U.S. intellectual property and (y) $20.0 million, minus (iv) the aggregate amount of reserves, if any, established by the ABL Agent; (b) with respect to each non-U.S. borrower (except for the French Borrower), the sum of (i) the lesser of (x) 90% of the appraised net orderly liquidation value of eligible foreign finished goods inventory of such non-U.S. borrower and (y) 65% of the lower of cost or market value of eligible foreign finished goods inventory of such non-U.S. borrower, plus (ii) 85% of the eligible foreign accounts receivable of such non-U.S. borrower, minus (iii) the aggregate amount of reserves, if any, established by the ABL Agent; and (c) with respect to the French Borrower, (i) 85% of eligible French accounts receivable minus (ii) the aggregate amount of reserves, if any, established by the ABL Agent. Not more than 60% of the aggregate borrowing base under the Revolving Facility may consist of the non-U.S. borrowing bases. The above advance rates (other than the advance rates with respect to intellectual property) are seasonally increased by 5% (e.g. from 90% to 95%) during the period commencing on the date of delivery of the borrowing base certificate with respect to the second fiscal month of the Company and ending on the last day of the period covered by the borrowing base certificate delivered with respect to the fifth fiscal month of the Company.
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
The Company had net borrowings of $73.0 million under the Revolving Facility during fiscal year 2022. As of December 31, 2022, the Company had available borrowing capacity of approximately $141.2 million under the Revolving Facility. As of December 31, 2022, the Company had unamortized debt issuance costs of $6.9 million recorded in long-term debt and $3.1 million recorded in intangible and other assets-net on the Company's consolidated balance sheets. The Company incurred approximately $10.5 million and $2.6 million of interest expense under the Notes and Revolving Facility, respectively, during fiscal year 2022. The Company incurred approximately $3.3 million of interest expense related to the amortization of debt issuance costs during fiscal year 2022. At December 31, 2022, the Company was in compliance with all debt covenants related to its debt agreement and related amendments.
Foreign-Based. Fossil South Africa entered into a 20 million South African rand short-term note with First National Bank (the "Fossil South Africa Note") that is used for working capital purposes. The Fossil South Africa Note bears interest at the bank's prime rate, which was 10.5% as of year end 2022, plus 0.5%. The Fossil South Africa note is reviewed annually for renewal. South African rand-based borrowings, in U.S. dollars, under the Fossil South Africa Note were approximately $0.3 million as of December 31, 2022.

The Company's debt as of December 31, 2022, excluding finance lease obligations, matures as follows (in millions):

Less than 1 Year	$0.3
Year 2	—
Year 3	—
Year 4	150.0
Year 5	73.0
Principal amounts repayable	223.3
Debt issuance costs	(6.9)
Total debt outstanding	$216.4

11. Other Income (Expense)—Net

Other income (expense)—net consisted of the following (in thousands):

Fiscal Year	2022	2021	2020
Interest income	$772	$407	$573
Contingent consideration remeasurement	(2,363)	(347)	(628)
Equity in losses of unconsolidated investment	(132)	(349)	(345)
Extinguishment of debt	(1,060)	(13,005)	—
Net currency (losses) gains	(218)	(4,016)	(6,481)
Other net gains	1,585	2,810	2,053
Other income (expense) - net	$(1,416)	$(14,500)	$(4,828)

12. Taxes
Income Taxes.    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were (in thousands):

Fiscal Year	2022	2021
Deferred income tax assets:
Inventory	$2,985	$3,348
Compensation	7,936	12,977
Property, plant and equipment	2,120	319
Trade names and customer lists	3,819	4,243
Goodwill	8,867	11,096
Foreign accruals	4,538	11,446
Loss carryforwards	79,130	57,264
Tax credit carryforwards	5,717	5,715
Capitalized research and development	6,066	3,734
Interest disallowance	12,701	8,977
Lease liabilities	47,354	53,626
Other	15,862	15,302
Deferred income tax assets total	$197,095	$188,047

Deferred income tax liabilities:
Right-of-use assets	(36,821)	(40,451)
Other	(281)	(594)
Deferred income tax liabilities total	$(37,102)	$(41,045)

Valuation allowance	(143,347)	(122,953)

Net deferred income tax assets	$16,646	$24,049

Net deferred income tax assets	$17,262	$24,553
Net deferred income tax liabilities	(616)	(504)
Net deferred income tax assets	$16,646	$24,049

Operating Loss Carryforwards.  At December 31, 2022, the consolidated balance sheets included $58.6 million of deferred tax assets for net operating losses of foreign subsidiaries. The amounts and the fiscal year of expiration of the loss carryforwards are (in thousands):

Expires 2023 through 2027	$41,156
Expires 2028 through 2032	50,150
Expires 2033 through 2037	32,664
Expires 2038 through 2042	82,155
Indefinite	39,605
Total loss carryforwards	$245,730
At December 31, 2022, the consolidated balance sheets included $11.3 million of deferred tax assets for state income tax net operating losses. The state apportioned amounts and the fiscal year of expiration of the loss carryforwards are (in thousands):

Expires 2023 through 2027	$6,328
Expires 2028 through 2032	24,326
Expires 2033 through 2037	44,635
Expires 2038 through 2042	87,718
Indefinite	41,450
Total loss carryforwards	$204,457
At December 31, 2022, the consolidated balance sheets included $9.2 million of deferred tax assets for federal income tax net operating losses. In the U.S., federal income tax net operating losses can be carried forward indefinitely, but are limited to 80% of taxable income.
The following table identifies income (loss) before income taxes for the Company's U.S. and non-U.S. based operations for the fiscal years indicated (in thousands):

Fiscal Year	2022	2021	2020
U.S.	$(43,927)	$(32,423)	$(163,331)
Non-U.S.	21,801	85,474	(8,652)
Total	$(22,126)	$53,051	$(171,983)

The Company's provision for income taxes consisted of the following for the fiscal years indicated (in thousands):

Fiscal Year	2022	2021	2020
Current provision:
U.S. federal	$5,901	$1,714	$(96,224)
Non-U.S	9,944	17,027	16,522
State and local	(98)	(274)	(681)
Total current	15,747	18,467	(80,383)
Deferred provision (benefit):
U.S. federal	—	—	—
Non-U.S	5,653	7,960	4,340
State and local	—	—	—
Total deferred	5,653	7,960	4,340
Provision for income taxes	$21,400	$26,427	$(76,043)

A reconciliation of the U.S. federal statutory income tax rates to the Company's effective tax rate is as follows:

Fiscal Year	2022	2021	2020
Tax at statutory rate	21.0%	21.0%	21.0%
Permanent differences	(4.9)	(2.5)	(5.5)
State, net of federal tax benefit	8.6	(2.0)	(0.1)
Foreign rate differential	21.5	(3.8)	1.2
Withholding taxes	(19.3)	7.5	(1.2)
GILTI tax-net of foreign tax credits	—	5.7	2.1
U.S. tax on foreign income-net of foreign tax credits	—	—	3.9
Income tax contingencies	(4.8)	3.9	1.6
Valuation allowances	(110.6)	31.9	(0.4)
R&D/Foreign Tax Credits	—	(5.6)	—
Deficiencies (Benefits) on employee stock awards	(2.7)	(0.3)	(1.4)
APB23 Assertion	0.6	(6.9)	—
Return to provision true-up	4.8	—	—
Non deductible foreign equity awards	(2.0)	0.8	(0.4)
Non deductible officer compensation	(3.4)	1.0	0.7
CARES Act Rate Benefit	—	—	21.7
Foreign currency hedges	1.2	0.7	—
Adjustments related to intercompany	(5.9)	0.4	1.0
Other	(0.8)	(2.0)	—
Provision for income taxes	(96.7)%	49.8%	44.2%
The fiscal year 2022 effective tax rate was negatively impacted by the low level of pre-tax earnings and increased valuation allowances on U.S. and foreign NOLs and other deferred tax assets.

The Company records a valuation allowance against its deferred tax assets when recovery of those amounts on a jurisdictional basis is not more likely than not. The Company's U.S. valuation allowance analysis was increased by $9.7 million and the foreign valuation allowance on NOL's and deferred tax assets was increased by $10.7 million as compared to January 1,

2022. The total valuation allowance of $143.3 million at December 31, 2022 was comprised of $75.5 million and $67.8 million attributable to the U.S. and foreign operations, respectively.

The Company will not indefinitely reinvest $287.0 million of previously taxed and undistributed earnings and profits of its foreign subsidiaries as of December 31, 2022. Since there will be no additional federal income tax when these amounts are repatriated, the Company has only accrued tax on foreign exchange gains with an offsetting valuation allowance. Deferred U.S. federal and state income taxes and foreign taxes are not recorded on the remaining $457.9 million of undistributed earnings and profits of foreign subsidiaries where management plans to continue reinvesting these earnings outside the U.S. As the majority of these earnings have previously been taxed in the U.S., the distribution of the earnings considered indefinitely reinvested would generally be subject only to local country withholding and U.S. state income taxes when distributed, the amount of which is not material.

The total amount of unrecognized tax benefits, excluding interest and penalties that would favorably impact the effective tax rate in future periods if recognized, was $24.0 million, $24.8 million and $31.5 million for fiscal years 2022, 2021 and 2020, respectively. The Company filed amended income tax returns for 2014 and 2015 under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which included a provision for the carryback of U.S. NOLs. The IRS is reviewing the Company’s 2019 and 2020 U.S. tax returns and resulting net operating losses as well as the tax returns for 2014 and 2015 which are the carryback years. The Company has received the income tax refund for the 2019 U.S. tax NOL carryback and expects to receive the refund for the 2020 U.S. tax NOL carryback in late 2023 or early 2024. Fiscal years 2014-2021 remain open for federal income tax examination. The Company is also subject to examinations in various state and foreign jurisdictions for its 2013-2021 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months from December 31, 2022. As of December 31, 2022, the Company had recorded $8.3 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled or not assessed within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest in the Company's consolidated balance sheets was $9.1 million and $8.2 million at December 31, 2022 and January 1, 2022, respectively. The Company accrued no income tax-related penalties in the Company's consolidated balance sheets at December 31, 2022. The Company accrued income tax-related interest expense of $0.9 million, $1.5 million and $1.9 million in fiscal years 2022, 2021 and 2020, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the fiscal years indicated (in thousands):

Fiscal Year	2022	2021	2020
Balance at beginning of year	$29,833	$31,540	$35,676
Gross increases—tax positions in prior years	1,069	2,266	1,241
Gross decreases—tax positions in prior years	(1,395)	(3,016)	(4,281)
Gross increases—tax positions in current year	1,275	1,120	857
Settlements	(5,350)	(630)	—
Lapse in statute of limitations	(171)	(1,188)	(2,255)
Change due to currency revaluation	(1,263)	(259)	302
Balance at end of year	$23,998	$29,833	$31,540

13. Leases
The Company's leases consist primarily of retail space, offices, warehouses, distribution centers, equipment and vehicles. The Company determines if an agreement contains a lease at inception based on the Company's right to the economic benefits of the leased asset and its right to direct the use of the leased asset. ROU assets represent the Company's right to use an underlying asset, and ROU liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its estimated collateralized incremental borrowing rate, which is based on the yield curve for the respective lease terms and adjusted for each lease country to determine the present value of the lease payments.
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
The components of lease expense were as follows (in thousands):

Lease Cost	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Fiscal Year 2022	Fiscal Year 2021
Operating lease cost(1)	SG&A	$76,528	$86,994
Short-term lease cost	SG&A	$802	$666
Variable lease cost	SG&A	$27,606	$23,452
_______________________________________________

(1) Includes sublease income, which was immaterial.

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Consolidated Balance Sheets Location	December 31, 2022	January 1, 2022
Assets
Operating	Operating lease ROU assets	$156,947	$177,597

Liabilities
Current:
Operating	Current operating lease liabilities	$49,702	$58,721
Noncurrent:
Operating	Long-term operating lease liabilities	$150,188	$174,520

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	December 31, 2022	January 1, 2022
Weighted-average remaining lease term:
Operating leases	5.6 years	5.7 years
Weighted-average discount rate:
Operating leases	14.1%	14.1%

Future minimum lease payments by year as of December 31, 2022 were as follows (in thousands):

Fiscal Year	Operating Leases
2023	$77,887
2024	53,575
2025	37,952
2026	30,081
2027	21,563
Thereafter	76,425
Total lease payments	$297,483
Less: Interest	97,593
Total lease obligations	$199,890

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year 2022	Fiscal Year 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$93,245	$106,049
Leased assets obtained in exchange for new operating lease liabilities	34,248	15,784
As of December 31, 2022, the Company did not have any material operating or finance leases that have been signed but not commenced.

14. Commitments and Contingencies
License Agreements.    The Company has various license agreements to market watches and jewelry bearing certain trademarks or incorporating certain technology owned by third parties. In accordance with these agreements, the Company incurred royalty expense of $140.5 million, $157.8 million and $137.2 million in fiscal years 2022, 2021 and 2020, respectively. These amounts are included in the Company's cost of sales or, if advertising-related, in SG&A. These license agreements have expiration dates between fiscal years 2023 and 2027 and require the Company to pay royalties ranging from 5% to 22% of defined net sales. The Company has future minimum royalty commitments through fiscal year 2027 under these license agreements as follows by fiscal year (in thousands):

Fiscal Year	Minimum Royalty Commitments
2023	$122,834
2024	17,151
2025	14,774
2026	12,900
2027	12,900
Total	$180,559
These minimum royalty commitments do not include amounts owed under these license agreements for obligations of the Company to pay the licensors a percentage of net sales of these licensed products.

Purchase Obligations.  As of December 31, 2022, the Company had purchase obligations totaling $251.5 million that consisted primarily of open non-cancelable purchase orders.
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
The following table summarizes the changes in the Company's asset retirement obligations (in thousands):

Fiscal Year	2022	2021
Beginning asset retirement obligation	$13,161	$13,845
Additions and changes in estimate	412	646
Liabilities settled during the period	(1,608)	(1,043)
Accretion expense	308	395
Currency translation	(726)	(682)
Ending asset retirement obligations	$11,547	$13,161

Litigation.    The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates. The Company does not believe the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.

15. Stockholders' Equity
Common and Preferred Stock.    The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 51,836,456 and 52,145,738 shares issued and outstanding at fiscal year-end 2022 and 2021, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at fiscal year-end 2022 and 2021. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
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
In August 2010, the Board of Directors approved a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date. During fiscal year 2022, the Company effectively retired 1.0 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by $10,000, additional paid-in capital by $0.5 million, retained earnings by $9.5 million and treasury stock by $10.0 million. At December 31, 2022 and January 1, 2022, all treasury stock had been effectively retired. As of December 31, 2022, the Company had $20.0 million of repurchase authorizations remaining under its repurchase plan.

16. Employee Benefit Plans
Savings Plans.    The Company has a defined contribution savings plan (the "401(k) Plan") for substantially all U.S.-based full-time employees of the Company, which includes a Roth 401(k) option. The Company's common stock is one of several investment alternatives available under the 401(k) Plan. The Company has a discretionary match for the 401(k) Plan. Matching contributions made by the Company to the 401(k) Plan totaled approximately $2.6 million, $2.3 million and $1.0 million for fiscal years 2022, 2021 and 2020, respectively. The Company also has the right to make additional matching contributions not to exceed 15% of employee compensation. The Company did not make any additional matching contributions during fiscal years 2022, 2021 and 2020.
Stock-Based Compensation Plans.    The Company’s grants under its current stock-based compensation plans generally include: (i) stock options, restricted stock units, and performance restricted stock units for its international employees, (ii) restricted stock units for its nonemployee directors, and (iii) stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units, and performance restricted stock units for its U.S.-based employees. As of December 31, 2022, the Company had approximately $11.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock-based compensation plans. This cost is expected to be recognized over a weighted-average period of 1.5 years. All time-based or performance-based stock appreciation rights and restricted stock units are settled in shares of the Company's common stock.
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
Under the 2016 Plan, designated employees of the Company, including officers, certain contractors, and non-employee directors of the Company, are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) performance awards, (vi) cash awards, or (vii) any combination of the foregoing. The 2016 Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee"). Each award issued under the 2016 Plan terminates at the time designated by the Compensation Committee, not to exceed ten years. The current outstanding stock options, stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units and performance restricted stock units issued under the 2016 Plan predominantly have original vesting periods of three years. Time-based or performance-based stock appreciation rights and restricted stock units are predominately settled in shares of the Company's common stock. On the date of the Company’s annual stockholders meeting, each non-employee director automatically receives restricted stock units which vest 100% on the earlier of one year from the date of grant or the date of the Company's next annual stockholders meeting, provided such director is providing services to the Company or a subsidiary of the Company on that date. Beginning with the grant in fiscal year 2021, non-employee directors may elect to defer receipt of all or a portion of the restricted stock units settled in common stock of the Company upon the vesting date. In addition, beginning in fiscal year 2021, non-employee directors may defer the cash portion of their annual fees. Each participant may also elect to have the cash portion of his or her annual fees for each calendar year treated as if invested in units of common stock of the Company.
Stock Appreciation Rights.    The fair value of stock appreciation rights granted under the Company's stock-based compensation plans were estimated on the date of grant using the Black-Scholes option pricing model.
Expected stock price volatility is based on the historical volatility of the Company’s common stock. The risk‑free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. The Company did not issue stock options, stock appreciation rights and performance stock appreciation rights in fiscal years 2022, 2021 and 2020.
The following table summarizes stock appreciation rights activity:

Stock Appreciation Rights	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	in thousands			in thousands
Outstanding at December 28, 2019	509	$76.13	2.5	$—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(126)	79.44
Outstanding at January 2, 2021	383	75.05	1.9	—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(101)	82.57
Outstanding at January 1, 2022	282	72.34	1.5	—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(181)	81.57
Outstanding at December 31, 2022	101	55.31	0.9	—
Exercisable at December 31, 2022	101	$55.31	0.9	$—
The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at December 31, 2022 and based on the fair market value of the Company's common stock on the exercise date for options/rights that were exercised during the fiscal year.
Stock Appreciation Rights Outstanding and Exercisable.    The following table summarizes information with respect to stock appreciation rights outstanding and exercisable at December 31, 2022:

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	in thousands			in thousands
$36.73 - $80.22	101	55.31	0.9	101	55.31
Total	101	$55.31	0.9	101	$55.31

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Units and Performance Restricted Stock Units.    The following table summarizes restricted stock, restricted stock unit and performance restricted stock unit activity:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	in thousands
Nonvested at December 28, 2019	2,329	$15.16
Granted	1,124	3.76
Vested	(1,127)	16.42
Forfeited	(590)	12.42
Nonvested at January 2, 2021	1,736	$7.90
Granted	1,033	13.19
Vested	(861)	9.80
Forfeited	(68)	9.42
Nonvested at January 1, 2022	1,840	$9.93
Granted	1,292	10.52
Vested	(936)	10.16
Forfeited	(229)	10.79
Nonvested at December 31, 2022	1,967	$10.08
The total fair value of shares/units vested during fiscal years 2022, 2021 and 2020 was $9.4 million, $10.4 million and $4.8 million, respectively.
Other Retirement Plans. The Company maintains a defined benefit plan for its employees located in Switzerland. The plan is funded through payments to an insurance company. The payments are determined by periodic actuarial calculations. During fiscal years 2022, 2021 and 2020, the Company recorded pension gains (expenses) of $0.2 million, ($0.6) million and ($1.3) million, respectively, related to this plan. The liability for the Company's defined benefit plan was $4.0 million and $9.3 million at the end of fiscal years 2022 and 2021, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.
Under French law, the Company is required to maintain a defined benefit plan for its employees located in France, which is referred to as a "retirement indemnity." The amount of the retirement indemnity is based on the employee's last salary and duration of employment with the Company. The employee's right to receive the retirement indemnity is subject to the employee remaining with the Company until retirement. During fiscal years 2022, 2021 and 2020, the Company recorded pension gains (expenses) of ($46,000), $0.1 million and $0.2 million, respectively, for its retirement indemnity obligations. The liability for the Company's retirement indemnity was $1.0 million at the end of both fiscal years 2022 and 2021. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.
17. Supplemental Cash Flow Information
The following table summarizes supplemental cash flow information (in thousands):

Fiscal Year	2022	2021	2020
Cash paid during the year for:
Interest	$17,501	$16,078	$21,194
Income taxes, net of refunds	$5,836	$(16,695)	$10,027
Supplemental disclosures of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$1,039	$581	$1,034
Additions to property, plant and equipment acquired under finance leases	$—	$9	$49

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. Supplemental Disclosure for Accumulated Other Comprehensive Income (Loss)
The following table illustrates changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	December 31, 2022
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Pension Plan	Total
Beginning balance	$(75,601)	$4,344	$3,982	$(67,275)
Other comprehensive income (loss) before reclassifications	(15,080)	11,097	8,050	4,067
Tax (expense) benefit	—	1,079	(66)	1,013
Amounts reclassed from accumulated other comprehensive income (loss)	—	13,145	—	13,145
Tax (expense) benefit	—	978	—	978
Total other comprehensive income (loss)	(15,080)	(1,947)	7,984	(9,043)
Ending balance	$(90,681)	$2,397	$11,966	$(76,318)

	January 1, 2022
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Pension Plan	Total
Beginning balance	$(61,178)	$850	$1,428	$(58,900)
Other comprehensive income (loss) before reclassifications	(14,423)	5,860	2,859	(5,704)
Tax (expense) benefit	—	8	(305)	(297)
Amounts reclassed from accumulated other comprehensive income (loss)	—	2,374	—	2,374
Tax (expense) benefit	—	—	—	—
Total other comprehensive income (loss)	(14,423)	3,494	2,554	(8,375)
Ending balance	$(75,601)	$4,344	$3,982	$(67,275)

	January 2, 2021
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Pension Plan	Total
Beginning balance	$(80,474)	$2,983	$(3,124)	$(80,615)
Other comprehensive income (loss) before reclassifications	19,296	2,278	5,057	26,631
Tax (expense) benefit	—	(61)	(505)	(566)
Amounts reclassed from accumulated other comprehensive income (loss)	—	4,781	—	4,781
Tax (expense) benefit	—	(431)	—	(431)
Total other comprehensive income (loss)	19,296	(2,133)	4,552	21,715
Ending balance	$(61,178)	$850	$1,428	$(58,900)

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
Summary information by operating segment was as follows (in thousands):

	Fiscal Year 2022
	Net Sales	Operating Income (Loss)	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$744,027	$116,401	$4,834	$84,247	$343,556
Europe	541,343	91,087	5,856	86,200	269,097
Asia	377,600	52,090	3,071	48,054	206,925
Corporate	19,469	(261,051)	8,870	74,327	418,550
Consolidated	$1,682,439	$(1,473)	$22,631	$292,828	$1,238,128

	Fiscal Year 2021
	Net Sales	Operating Income (Loss)	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$785,923	$157,012	$6,227	$91,840	$332,822
Europe	610,217	109,964	9,000	102,437	329,579
Asia	455,157	70,949	3,969	60,373	215,611
Corporate	18,739	(245,288)	9,912	91,314	490,707
Consolidated	$1,870,036	$92,637	$29,108	$345,964	$1,368,719

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2020
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$642,213	$33,064	$10,692	$112,934	$319,586
Europe	522,364	25,426	12,222	135,190	328,246
Asia	434,351	64,937	6,174	82,122	234,770
Corporate	14,415	(258,746)	13,162	157,784	595,903
Consolidated	$1,613,343	$(135,319)	$42,250	$488,030	$1,478,505
The following table shows revenue for each class of similar products for fiscal years 2022, 2021 and 2020 (in thousands):

	Fiscal Year 2022		Fiscal Year 2021		Fiscal Year 2020
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$1,158,889	68.9%	$1,288,499	68.9%	$1,057,939	65.6%
Smartwatches	151,602	9.0	223,899	12.0	248,762	15.4
Total watches	$1,310,491	77.9%	$1,512,398	80.9%	$1,306,701	81.0%
Leathers	178,542	10.6	157,642	8.4	173,621	10.7
Jewelry	154,105	9.2	158,845	8.5	96,062	6.0
Other	39,301	2.3	41,151	2.2	36,959	2.3
Total	$1,682,439	100.0%	$1,870,036	100.0%	$1,613,343	100.0%
Geographic Information
Net sales and long-term assets related to the Company's operations in the U.S., Europe, Asia and all other international markets were as follows (in thousands):

	Fiscal Year 2022
	Net Sales (1)		Long-term Assets
United States	$619,981		$133,100
Europe	543,585	(2)	96,365
Asia	381,845	(3)	53,050
All other international	137,028		10,313
Consolidated	$1,682,439		$292,828

	Fiscal Year 2021
	Net Sales (1)		Long-term Assets
United States	$682,900		$150,119
Europe	614,249	(2)	117,713
Asia	458,241	(3)	65,693
All other international	114,646		12,439
Consolidated	$1,870,036		$345,964

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2020
	Net Sales (1)		Long-term Assets
United States	$546,753		$234,325
Europe	525,333	(2)	147,208
Asia	436,570	(3)	89,144
All other international	104,687		17,353
Consolidated	$1,613,343		$488,030
_______________________________________________________________________________
(1)Net sales are based on the location of the selling entity (including exports).
(2)Net sales from Germany (including exports) accounted for more than 10% of the Company's consolidated net sales and were approximately $194.1 million, $237.1 million and $225.5 million in fiscal years 2022, 2021 and 2020, respectively.
(3)Net sales from China (including Hong Kong, Macau and Taiwan and exports) accounted for more than 10% of the Company's consolidated net sales and were approximately $174.2 million, $261.4 million and $228.4 million in fiscal years 2022, 2021 and 2020, respectively.
20. Restructuring
    In fiscal year 2022, the Company completed its New World Fossil 2.0 (“NWF 2.0”) restructuring program it launched in 2019, which was focused on optimizing the Company’s operating structure to be more efficient, with faster decision-making and a more consumer-centric focus. In addition to optimizing the way the Company goes to market, the Company pursued additional gross margin expansion opportunities. The Company has taken a zero-based budgeting approach to adjust its business model to enable more investment in digital capabilities and marketing, move closer to the consumer and react more quickly to the ever-evolving consumer shopping patterns. The Company also changed its overall business processes and resources, creating a more centrally directed operating model, reducing complexity and redundancy, and operating at a lower cost base. The NWF 2.0 restructuring program was expanded to address additional challenges posed by COVID-19, including a number of cost saving measures such as store closures.
    The Company announced its Transform and Grow strategy ("TAG") designed to reduce operating costs, improve operating margins, and advance the Company’s commitment to profitable growth. Included in this strategy is a new restructuring plan (the "TAG Plan") beginning in fiscal year 2023, intended to lower operating expenses and reduce working capital. TAG is expected to be implemented over a two year period and is intended to generate estimated annualized benefits of at least $100 million by the end of 2024. The TAG Plan includes a reduction of the Company’s current global workforce in 2023 by approximately eight percent, which includes employee reductions resulting from store closures. The Company estimates approximately $25 million to $30 million in charges in connection with the TAG Plan, which are expected to be incurred during fiscal 2023.
The following tables show a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	Fiscal Year 2022
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	January 1, 2022	Charges			December 31, 2022
Store closures	$300	$787	$612	$475	$—
Professional services	643	166	735	—	74
Severance and employee-related benefits	4,388	5,168	6,431	304	2,821
Total	$5,331	$6,121	$7,778	$779	$2,895

	Fiscal Year 2021
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	January 2, 2021	Charges			January 1, 2022
Store closures	$240	$1,215	$500	$655	$300
Professional services	2,280	5,695	7,332	—	643
Severance and employee-related benefits	7,741	14,979	18,332	—	4,388
Total	$10,261	$21,889	$26,164	$655	$5,331

	Fiscal Year 2020
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	December 28, 2019	Charges			January 2, 2021
Store closures	$22	$4,347	$1,597	$2,532	$240
Professional services	2,824	7,503	8,047	—	2,280
Severance and employee-related benefits	4,238	24,658	21,155	—	7,741
Total	$7,084	$36,508	$30,799	$2,532	$10,261

NWF 2.0 restructuring charges by operating segment were as follows (in thousands):

	2022	2021	2020
Americas	$234	$2,356	$4,969
Europe	1,754	9,868	12,630
Asia	1,610	5,072	8,823
Corporate	2,523	4,593	10,086
Consolidated	$6,121	$21,889	$36,508

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of December 31, 2022.
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
Management, including our CEO and our CFO, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fossil Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fossil Group, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2022, of the Company and our report, dated March 9, 2023, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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
March 9, 2023

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

March 9, 2023	FOSSIL GROUP, INC.
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

Signature	Capacity	Date

/s/ KOSTA N. KARTSOTIS	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 9, 2023
Kosta N. Kartsotis
/s/ SUNIL M. DOSHI	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 9, 2023
Sunil M. Doshi
/s/ MARK R. BELGYA	Director	March 9, 2023
Mark R. Belgya
/s/ WILLIAM B. CHIASSON	Director	March 9, 2023
William B. Chiasson
/s/ SUZANNE M. COULTER	Director	March 9, 2023
Suzanne M. Coulter
/s/ KIM HARRIS JONES	Director	March 9, 2023
Kim Harris Jones
/s/ KEVIN MANSELL	Director	March 9, 2023
Kevin Mansell
/s/ MARC R. Y. REY	Director	March 9, 2023
Marc R. Y. Rey
/s/ GAIL B. TIFFORD	Director	March 9, 2023
Gail B. Tifford

SCHEDULE II
FOSSIL GROUP, INC. AND SUBSIDIARIES
VALUATIONS AND QUALIFYING ACCOUNTS
Fiscal Years 2020, 2021 and 2022
(in thousands)

		Additions		Deductions
Classification	Balance at Beginning of Period	Charged to Operations	Charged to Other Accounts	Actual Returns or Writeoffs	Balance at End of Period
Fiscal Year 2020:
Account receivable allowances:
Bad debts	$13,234	$9,535	$—	$1,995	$20,774
Markdowns	$23,086	$39,931	$—	$47,404	$15,613
Sales returns	$77,467	$76,698	$—	$104,339	$49,826
Deferred tax asset valuation allowance	$118,089	$18,419	$(4,216)	$23,114	$109,250
Fiscal Year 2021:
Account receivable allowances:
Bad debts	$20,774	$3,070	$—	$7,456	$16,388
Markdowns	$15,613	$27,385	$—	$29,230	$13,768
Sales returns	$49,826	$75,936	$—	$85,641	$40,121
Deferred tax asset valuation allowance	$109,250	$20,535	$(2,706)	$4,126	$122,953
Fiscal Year 2022:
Account receivable allowances:
Bad debts	$16,388	$6,305	$—	$8,046	$14,647
Markdowns	$13,768	$23,736	$—	$29,043	$8,461
Sales returns	$40,121	$90,092	$—	$94,393	$35,820
Deferred tax asset valuation allowance	$122,953	$14,794	$5,599	$—	$143,346

EXHIBIT INDEX

Exhibit Number		Description
3.1		Third Amended and Restated Certificate of Incorporation of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 25, 2010).
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

10.4		Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 2, 2011).
10.5	(2)	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2016).
10.6	(2)	Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 1, 2017).
10.7	(2)	First Amendment to the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 9, 2018).
10.8
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

10.9
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

10.10	(2)	Fossil Group, Inc. 2020 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020).
10.11	(2)	Fossil Group, Inc. 2021 Deferred Plan for Director Fees
10.12	(2)
Performance Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2021).

10.13	(2)	Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2021).
10.14	(2)
Restricted Stock Unit Award for Outside Directors Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2021).

Exhibit Number		Description
10.15
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

10.16	(2)
Performance Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 12, 2022)

10.17	(2)	Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 12, 2022)
10.18	(1)(2)	Amendment No. 1 to the Fossil Group, Inc. 2020 Cash Incentive Plan
21.1	(1)	Subsidiaries of Fossil Group, Inc.
23.1	(1)	Consent of Independent Registered Public Accounting Firm.
31.1	(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	(3)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(3)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(1)	Inline XBRL Instance Document.
101.SCH	(1)	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	(1)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________________________
(1)Filed herewith.
(2)Management contract or compensatory plan or arrangement.
(3)Furnished herewith.