Form 10-Q
period 2023-04-01
Fossil Group, Inc.
filed 2023-05-11
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 1, 2023

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

The number of shares of the registrant’s common stock outstanding as of May 3, 2023: 52,403,573

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 1, 2023

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	April 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$127,111	$198,726
Accounts receivable - net of allowances for doubtful accounts of $14,297 and $14,647, respectively	168,947	206,133
Inventories	336,503	376,028
Prepaid expenses and other current assets	171,926	164,413
Total current assets	804,487	945,300
Property, plant and equipment - net of accumulated depreciation of $416,175 and $415,172, respectively	78,478	79,882
Operating lease right-of-use assets	147,179	156,947
Intangible and other assets-net	55,851	55,999
Total long-term assets	281,508	292,828
Total assets	$1,085,995	$1,238,128
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$120,124	$191,141
Short-term debt	461	342
Accrued expenses:
Current operating lease liabilities	45,642	49,702
Compensation	40,755	44,259
Royalties	8,773	20,875
Customer liabilities	32,582	41,996
Transaction taxes	1,669	14,303
Other	42,967	40,424
Income taxes payable	12,166	22,878
Total current liabilities	305,139	425,920
Long-term income taxes payable	23,323	22,603
Deferred income tax liabilities	618	616
Long-term debt	234,579	216,132
Long-term operating lease liabilities	140,801	150,188
Other long-term liabilities	15,246	19,660
Total long-term liabilities	414,567	409,199
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 51,841 and 51,836 shares issued and outstanding at April 1, 2023 and December 31, 2022, respectively	518	518
Additional paid-in capital	307,592	306,241
Retained earnings	134,229	175,491
Accumulated other comprehensive income (loss)	(73,207)	(76,318)
Total Fossil Group, Inc. stockholders’ equity	369,132	405,932
Noncontrolling interests	(2,843)	(2,923)
Total stockholders’ equity	366,289	403,009
Total liabilities and stockholders’ equity	$1,085,995	$1,238,128

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended April 1, 2023	For the 13 Weeks Ended April 2, 2022
Net sales	$325,036	$375,853
Cost of sales	164,319	191,540
Gross profit	160,717	184,313
Operating expenses:
Selling, general and administrative expenses	190,873	195,758
Other long-lived asset impairments	55	286
Restructuring expenses	7,097	2,551
Total operating expenses	198,025	198,595
Operating income (loss)	(37,308)	(14,282)
Interest expense	5,004	3,997
Other income (expense) - net	2,733	1,618
Income (loss) before income taxes	(39,579)	(16,661)
Provision for income taxes	1,603	4,687
Net income (loss)	(41,182)	(21,348)
Less: Net income (loss) attributable to noncontrolling interests	80	166
Net income (loss) attributable to Fossil Group, Inc.	$(41,262)	$(21,514)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$5,897	$(7,885)
Cash flow hedges - net change	(2,786)	1,098
Total other comprehensive income (loss)	3,111	(6,787)
Total comprehensive income (loss)	(38,071)	(28,135)
Less: Comprehensive income (loss) attributable to noncontrolling interests	80	166
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(38,151)	$(28,301)
Earnings (loss) per share:
Basic	$(0.80)	$(0.41)
Diluted	$(0.80)	$(0.41)
Weighted average common shares outstanding:
Basic	51,840	51,999
Diluted	51,840	51,999

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended April 1, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Fossil Group, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
Balance, December 31, 2022	51,836	$518	$306,241	$—	$175,491	$(76,318)	$405,932	$(2,923)	$403,009
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	7	—	—	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(11)	—	—	(11)	—	(11)
Retirement of common stock	(2)	—	(11)	11	—	—	—	—	—
Stock-based compensation	—	—	1,362	—	—	—	1,362	—	1,362
Net income (loss)	—	—	—	—	(41,262)	—	(41,262)	80	(41,182)
Other comprehensive income (loss)	—	—	—	—	—	3,111	3,111	—	3,111
Balance, April 1, 2023	51,841	$518	$307,592	$—	$134,229	$(73,207)	$369,132	$(2,843)	$366,289

For the 13 Weeks Ended April 2, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Fossil Group, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
Balance, January 1, 2022	52,146	$521	$300,848	$—	$229,132	$(67,275)	$463,226	$2,132	$465,358
Acquisition of common stock	—	—	—	(10,000)	—	—	(10,000)	—	(10,000)
Retirement of common stock	(989)	(10)	(506)	10,000	(9,484)	—	—	—	—
Stock-based compensation	—	—	2,241	—	—	—	2,241	—	2,241
Net income (loss)	—	—	—	—	(21,514)	—	(21,514)	166	(21,348)
Other comprehensive income (loss)	—	—	—	—	—	(6,787)	(6,787)	—	(6,787)
Balance, April 2, 2022	51,157	$511	$302,583	$—	$198,134	$(74,062)	$427,166	$2,298	$429,464

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 13 Weeks Ended April 1, 2023	For the 13 Weeks Ended April 2, 2022
Operating Activities:
Net income (loss)	$(41,182)	$(21,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	5,068	6,185
Non-cash lease expense	18,619	20,742
Stock-based compensation	1,362	2,241
Decrease in allowance for returns and markdowns	(6,320)	(3,975)
Property, plant and equipment and other long-lived asset impairment losses	55	286
Non-cash restructuring charges	—	92
Bad debt expense	395	2,094
Other non-cash items	(1,427)	2,100
Contingent consideration remeasurement	(347)	11
Changes in operating assets and liabilities:
Accounts receivable	39,644	51,069
Inventories	41,959	(41,947)
Prepaid expenses and other current assets	(10,171)	(18,963)
Accounts payable	(71,548)	(30,097)
Accrued expenses	(29,846)	(57,853)
Income taxes	(9,761)	(927)
Operating lease liabilities	(22,362)	(24,755)
Net cash used in operating activities	(85,862)	(115,045)
Investing Activities:
Additions to property, plant and equipment and other	(2,610)	(2,526)
(Increase) decrease in intangible and other assets	(109)	251
Net cash used in investing activities	(2,719)	(2,275)
Financing Activities:
Acquisition of common stock	(11)	(10,000)
Debt borrowings	40,136	46,167
Debt payments	(22,003)	(4,100)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	(1,660)	—
Net cash provided by financing activities	16,462	32,067
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	298	(3,502)
Net decrease in cash, cash equivalents, and restricted cash	(71,821)	(88,755)
Cash, cash equivalents, and restricted cash:
Beginning of period	204,075	264,572
End of period	$132,254	$175,817

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The information presented herein includes the thirteen-week period ended April 1, 2023 (“First Quarter”) as compared to the thirteen-week period ended April 2, 2022 (“Prior Year Quarter”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of April 1, 2023, and the results of operations for the First Quarter and Prior Year Quarter. All adjustments are of a normal, recurring nature.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). Operating results for the First Quarter are not necessarily indicative of the results to be achieved for the full fiscal year.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. We base our estimates on the information available at the time and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. The Company has not made any changes in its significant accounting policies from those disclosed in the 2022 Form 10-K.
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
Operating Expenses. Operating expenses include selling, general and administrative ("SG&A"), other long-lived asset impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company's retail stores, point-of-sale expenses, advertising expenses and art, and design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reduce and optimize the Company’s infrastructure and store closures. See "Note 16—Restructuring" for additional information on the Company’s restructuring plan.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended April 1, 2023	For the 13 Weeks Ended April 2, 2022
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(41,262)	$(21,514)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	51,840	51,999
Basic EPS	$(0.80)	$(0.41)
Diluted EPS computation:
Diluted weighted average common shares outstanding	51,840	51,999
Diluted EPS	$(0.80)	$(0.41)

At the end of the First Quarter, approximately 2.0 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.3 million weighted average performance-based shares at the end of the First Quarter.
At the end of the Prior Year Quarter, approximately 2.1 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.3 million weighted average performance-based shares at the end of the Prior Year Quarter.
Cash, Cash Equivalents and Restricted Cash. Restricted cash included in intangible and other-assets net was comprised primarily of pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of April 1, 2023 and April 2, 2022 that are presented in the condensed consolidated statement of cash flows (in thousands):

	April 1, 2023	April 2, 2022
Cash and cash equivalents	$127,111	$162,619
Restricted cash included in prepaid expenses and other current assets	107	117
Restricted cash included in intangible and other assets-net	5,036	13,081
Cash, cash equivalents and restricted cash	$132,254	$175,817
Recently Adopted Accounting Standards
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-08, Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The guidance requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination as if they had originated the contracts, as opposed to at fair value on the acquisition date. The standard is effective for business combinations after January 1, 2023. The adoption of this standard did not have an impact on the Company's consolidated financial statements or related disclosures.
2. REVENUE
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended April 1, 2023
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$91,357	$71,803	$62,266	$—	$225,426
Smartwatches	12,490	6,622	5,288	—	24,400
Total watches	$103,847	$78,425	$67,554	$—	$249,826
Leathers	27,112	6,773	6,380	—	40,265
Jewelry	5,419	18,501	5,125	—	29,045
Other	1,553	1,974	1,077	1,296	5,900
Consolidated	$137,931	$105,673	$80,136	$1,296	$325,036

Timing of revenue recognition
Revenue recognized at a point in time	$137,467	$105,484	$80,026	$1,021	$323,998
Revenue recognized over time	464	189	110	275	1,038
Consolidated	$137,931	$105,673	$80,136	$1,296	$325,036

	For the 13 Weeks Ended April 2, 2022
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$115,902	$81,149	$64,363	$13	$261,427
Smartwatches	17,272	12,686	8,024	2	37,984
Total watches	$133,174	$93,835	$72,387	$15	$299,411
Leathers	19,236	7,369	7,580	—	34,185
Jewelry	7,936	21,135	5,625	—	34,696
Other	1,581	2,212	1,176	2,592	7,561
Consolidated	$161,927	$124,551	$86,768	$2,607	$375,853

Timing of revenue recognition
Revenue recognized at a point in time	$161,594	$124,300	$86,608	$1,164	$373,666
Revenue recognized over time	333	251	160	1,443	2,187
Consolidated	$161,927	$124,551	$86,768	$2,607	$375,853

Contract Balances. As of April 1, 2023, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $1.1 million and $0.8 million as of April 1, 2023 and December 31, 2022, respectively, related to remaining performance obligations on licensing income, (ii) $1.9 million and $3.7 million as of April 1, 2023 and December 31, 2022, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $3.1 million as of both April 1, 2023 and December 31, 2022 related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	April 1, 2023	December 31, 2022
Components and parts	$13,868	$20,998
Finished goods	322,635	355,030
Inventories	$336,503	$376,028

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 13 Weeks Ended April 1, 2023	For the 13 Weeks Ended April 2, 2022
Beginning balance	$13,623	$19,159
Settlements in cash or kind	(2,282)	(2,905)
Warranties issued and adjustments to preexisting warranties (1)	1,528	1,652
Ending balance	$12,869	$17,906
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended April 1, 2023	For the 13 Weeks Ended April 2, 2022
Income tax (benefit) expense	$1,603	$4,687
Effective tax rate	(4.1)%	(28.1)%
The effective tax rate in the First Quarter was favorable as compared to the Prior Year Quarter due to reduced foreign taxes. The First Quarter and Prior Year Quarter tax rates are negative because foreign income tax expense is accrued on certain foreign entities with positive taxable income when the consolidated results are a loss. The overall tax rate is impacted by the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act which requires the inclusion of certain foreign income in the tax return which absorbs the U.S. net operating loss. Foreign income taxes are also paid on this same foreign income, resulting in double taxation. The effective tax rate can vary from quarter-to-quarter due to changes in the Company's global mix of earnings, the resolution of income tax audits and changes in tax law.
As of April 1, 2023, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $24.5 million, of which $24.5 million would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2013-2021 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of April 1, 2023, the Company had recorded $8.5 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At April 1, 2023, the total amount of accrued income tax-related interest included in the condensed consolidated balance sheets was $9.7 million. There were no accrued tax-related penalties. For the First Quarter, the Company accrued income tax related interest expense of $0.6 million.
6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 51,841,146 and 51,836,456 shares issued and outstanding at April 1, 2023 and December 31, 2022, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at April 1, 2023 or December 31, 2022. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
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
As of April 1, 2023 and December 31, 2022, all treasury stock had been effectively retired. As of April 1, 2023, the Company had $20.0 million of repurchase authorizations remaining under its repurchase program.

The following table reflects the Company's common stock repurchase activity for the periods indicated (in millions):

			For the 13 Weeks Ended April 1, 2023		For the 13 Weeks Ended April 2, 2022
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2010	$30.0	None	—	$—	1.0	$10.0

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock appreciation rights activity during the First Quarter:

Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at December 31, 2022	101	$55.31	0.9	$—
Forfeited or expired	(26)	80.22
Outstanding at April 1, 2023	75	46.55	0.9	—
Exercisable at April 1, 2023	75	$46.55	0.9	$—

The aggregate intrinsic value shown in the table above is based on the exercise price for outstanding and exercisable rights at April 1, 2023.

Stock Appreciation Rights Outstanding and Exercisable. The following table summarizes information with respect to stock appreciation rights outstanding and exercisable at April 1, 2023:

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$36.73 - $55.09	75	$46.55	0.9	75	$46.55
Total	75	$46.55	0.9	75	$46.55

Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the First Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at December 31, 2022	1,967	$10.08
Granted	—	—
Vested	(7)	10.28
Forfeited	(90)	10.61
Nonvested at April 1, 2023	1,870	$10.05

The total fair value of restricted stock units vested was less than $0.1 million during the First Quarter. Vesting of performance restricted stock units is based on achievement of operating margin growth and achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group.
Long-Term Incentive Plans. On the date of the Company’s annual stockholders meeting, each non-employee director automatically receives a grant of restricted stock units which vest 100% on the earlier of one year from the date of grant or the date of the Company's next annual stockholders meeting, provided such director is providing services to the Company or a subsidiary of the Company on that date. Beginning with the grant in fiscal year 2021, non-employee directors may elect to defer receipt of all or a portion of the restricted stock units settled in common stock of the Company upon the vesting date. In addition, beginning in fiscal year 2021, non-employee directors may defer the cash portion of their annual fees. Each participant may also elect to have the cash portion of his or her annual fees for each calendar year treated as if invested in units of common stock of the Company.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables disclose changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended April 1, 2023
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(90,681)	$2,397	$11,966	$(76,318)
Other comprehensive income (loss) before reclassifications	5,897	(3,126)	—	2,771
Tax (expense) benefit	—	444	—	444
Amounts reclassed from accumulated other comprehensive income (loss)	—	(175)	—	(175)
Tax (expense) benefit	—	279	—	279
Total other comprehensive income (loss)	5,897	(2,786)	—	3,111
Ending balance	$(84,784)	$(389)	$11,966	$(73,207)

	For the 13 Weeks Ended April 2, 2022
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(75,601)	$4,344	$3,982	$(67,275)
Other comprehensive income (loss) before reclassifications	(7,885)	2,358	—	(5,527)
Tax (expense) benefit	—	273	—	273
Amounts reclassed from accumulated other comprehensive income (loss)	—	1,453	—	1,453
Tax (expense) benefit	—	80	—	80
Total other comprehensive income (loss)	(7,885)	1,098	—	(6,787)
Ending balance	$(83,486)	$5,442	$3,982	$(74,062)

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
Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended April 1, 2023		For the 13 Weeks Ended April 2, 2022
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$137,931	$12,555	$161,927	$23,910
Europe	105,673	6,969	124,551	19,568
Asia	80,136	7,200	86,768	8,941
Corporate	1,296	(64,032)	2,607	(66,701)
Consolidated	$325,036	$(37,308)	$375,853	$(14,282)

The following table reflects net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended April 1, 2023		For the 13 Weeks Ended April 2, 2022
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$225,426	69.4%	$261,427	69.6%
Smartwatches	24,400	7.5	37,984	10.1
Total watches	$249,826	76.9%	$299,411	79.7%
Leathers	40,265	12.4	34,185	9.1
Jewelry	29,045	8.9	34,696	9.2
Other	5,900	1.8	7,561	2.0
Total	$325,036	100.0%	$375,853	100.0%

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

As of April 1, 2023, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	65.8	U.S. dollar	70.5
Canadian dollar	35.4	U.S. dollar	26.7
Mexican peso	144.4	U.S. dollar	7.0
British pound	5.5	U.S. dollar	6.8
Japanese yen	851.9	U.S. dollar	6.6
Australian dollar	4.5	U.S. dollar	3.1
U.S. dollar	8.4	Japanese yen	1,090.0
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of April 1, 2023, the Company had non-designated forward contracts of $0.9 million on 15.8 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes are set forth below (in thousands):

	For the 13 Weeks Ended April 1, 2023	For the 13 Weeks Ended April 2, 2022
Cash flow hedges:
Forward contracts	$(2,682)	$2,631
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$(2,682)	$2,631
The following tables disclose the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended April 1, 2023	For the 13 Weeks Ended April 2, 2022
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$432	$1,002
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(328)	$531
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$25	$(54)

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	April 1, 2023		December 31, 2022		April 1, 2023		December 31, 2022
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$1,298	Prepaid expenses and other current assets	$2,783	Accrued expenses-other	$3,127	Accrued expenses-other	$2,659
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Accrued expenses-other	16	Accrued expenses-other	16
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	—	Intangible and other assets-net	112	Other long-term liabilities	82	Other long-term liabilities	318
Total		$1,298		$2,895		$3,225		$2,993

The following tables summarize the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended April 1, 2023		For the 13 Weeks Ended April 2, 2022
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$164,319	$2,733	$191,540	$1,618
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$432	$(328)	$1,002	$531
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$25	$—	$(54)
At the end of the First Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through June 2024. As of April 1, 2023, an estimated net gain of $0.2 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 1, 2023 (in thousands):

	Fair Value at April 1, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$1,298	$—	$1,298
Total	$—	$1,298	$—	$1,298
Liabilities:
Contingent consideration	$—	$—	$1,332	$1,332
Forward contracts	—	3,225	—	3,225
Total	$—	$3,225	$1,332	$4,557
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
As of April 1, 2023, the fair value of the Company's debt excluding unamortized debt issuance costs and capital leases, was recorded at cost and had a carrying value of $241.4 million and had a fair value of approximately $192.9 million. The fair value of debt was based on observable market inputs.
During the First Quarter, $0.1 million of impairment charges were recorded for operating lease right-of-use ("ROU") assets with a carrying amount of $0.1 million. During the Prior Year Quarter, ROU assets with a carrying amount of $0.8 million were written down to a fair value of $0.5 million, resulting in impairment charges of $0.3 million.

The fair values of operating lease ROU assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. The $0.1 million impairment expense in the First Quarter was recorded in other long-lived asset impairments in the Europe segment. Of the $0.3 million impairment expense in the Prior Year Quarter, $0.2 million and $0.1 million was recorded in other long-lived asset impairments in the Asia and Europe segments, respectively.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		April 1, 2023		December 31, 2022
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,846	$3,262	$3,728	$3,243
Customer lists	5 - 10 yrs.	398	391	279	266
Patents	3 - 20 yrs.	867	545	867	537
Trade name	6 yrs.	4,502	2,626	4,502	2,439
Other	7 - 20 yrs.	341	206	342	195
Total intangibles-subject to amortization		9,954	7,030	9,718	6,680
Intangibles-not subject to amortization:
Trade names		8,880		8,876
Other assets:
Deposits		16,727		16,487
Deferred tax asset-net		17,626		17,262
Restricted cash		5,036		5,243
Debt issuance costs		2,966		3,124
Other		1,692		1,969
Total other assets		44,047		44,085
Total intangible and other assets		$62,881	$7,030	$62,679	$6,680
Total intangible and other assets-net			$55,851		$55,999

Amortization expense for intangible assets was approximately $0.2 million and $0.6 million for the First Quarter and the Prior Year Quarter, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2023 (remaining)	$687
2024	$905
2025	$715
2026	$123
2027	$105
Thereafter	$389

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
The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended April 1, 2023	For the 13 Weeks Ended April 2, 2022
Operating lease cost(1)(2)	SG&A	$17,877	$20,192
Short-term lease cost	SG&A	$215	$184
Variable lease cost	SG&A	$6,120	$6,948
_______________________________________________
(1) Includes sublease income, which was immaterial.
(2) Excludes the impact of deferred or abated rent amounts

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	April 1, 2023	December 31, 2022
Assets
Operating	Operating lease ROU assets	$147,179	$156,947
Liabilities
Current:
Operating	Current operating lease liabilities	$45,642	$49,702
Noncurrent:
Operating	Long-term operating lease liabilities	$140,801	$150,188

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	April 1, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	5.7 years	5.6 years
Weighted-average discount rate:
Operating leases	14.2%	14.1%

Future minimum lease payments by year as of April 1, 2023 were as follows (in thousands):

Fiscal Year	Operating Leases
2023 (remaining)	$58,533
2024	55,266
2025	39,174
2026	31,076
2027	22,408
Thereafter	79,989
Total lease payments	$286,446
Less: Interest	100,003
Total lease obligations	$186,443

Supplemental cash flow information related to leases was as follows (in thousands):

	For the 13 Weeks Ended April 1, 2023	For the 13 Weeks Ended April 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$22,362	$24,439
Leased assets obtained in exchange for new operating lease liabilities	6,263	1,494
_______________________________________________
(1) Excludes the impact of deferred or abated rent amounts
As of April 1, 2023, the Company did not have any material operating or finance leases that have been signed but not commenced.

15. DEBT ACTIVITY
On September 26, 2019, the Company and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other subsidiaries of the Company from time to time party thereto designated as borrowers, and certain subsidiaries of the Company from time to time party thereto as guarantors, entered into a $275.0 million secured asset-based revolving credit agreement (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the "ABL Agent"), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the "ABL Lenders"). On November 8, 2022, the Company entered into Amendment No. 4 (the "Amendment") to the Revolving Facility. The Amendment, among other things, (i) extended the maturity date of the credit facility to November 8, 2027 (provided, that if the Company has any indebtedness in an amount in excess of $35 million that matures prior to November 8, 2027, the maturity date of the credit facility shall be the 91st day prior to the maturity date of such other indebtedness) and (ii) changed the calculation methodology of the borrowing base to include the value of certain of the Company’s intellectual property in such methodology and to provide for seasonal increases to certain advance rates.
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
As of April 1, 2023, the Company had $150.0 million and $91.0 million outstanding under the Notes and Revolving Facility, respectively. The Company had net borrowings of $18.0 million under the Revolving Facility during the First Quarter. Amounts available under the Revolving Facility were reduced by any amounts outstanding under standby Letters of Credit. As of April 1, 2023, the Company had available borrowing capacity of $90.1 million under the Revolving Facility. As of April 1, 2023, the Company had unamortized debt issuance costs of $6.4 million recorded in long-term debt and $3.0 million recorded in intangible and other assets-net on the Company's consolidated balance sheets. The Company incurred approximately $2.6 million and $1.0 million of interest expense related to the Notes and Revolving Facility, respectively, during the First Quarter. The Company incurred approximately $0.6 million of interest expense related to the amortization of debt issuance costs during the First Quarter. At April 1, 2023, the Company was in compliance with all debt covenants related to its credit facilities.
16. RESTRUCTURING
In the First Quarter, the Company announced its Transform and Grow strategy ("TAG") designed to reduce operating costs, improve operating margins, and advance the Company’s commitment to profitable growth. Included in this strategy is a new restructuring plan, (the "TAG Plan"), that is intended to lower operating expenses and reduce working capital. TAG is expected to be implemented over a two year period and is intended to generate estimated annualized benefits of at least $100 million by the end of 2024. The TAG Plan includes a reduction of the Company’s current global workforce in 2023 by approximately eight percent, which includes employee reductions resulting from store closures. The TAG Plan will also include the exit of certain product offerings. The Company estimates approximately $25 million to $30 million in total charges associated with the TAG Plan, all expected to be incurred during fiscal 2023.
The following table shows a summary of TAG Plan charges (in thousands):

For the 13 Weeks Ended April 1, 2023
Cost of sales	$5,264
Selling, general and administrative expenses	7,097
Total	$12,361
The following table shows a rollforward of the accrued liability related to the Company’s TAG Plan (in thousands):

	For the 13 Weeks Ended April 1, 2023
	Liabilities			Liabilities
	December 31, 2022	Charges	Cash Payments	April 1, 2023
Professional services	—	36	16	20
Severance and employee-related benefits	—	7,061	2,561	4,500
Charges related to exits of certain product offerings	—	5,264	—	5,264
Total	$—	$12,361	$2,577	$9,784

TAG Plan restructuring charges by operating segment were as follows (in thousands):

For the 13 Weeks Ended April 1, 2023
Americas	$2,959
Europe	3,955
Asia	4,268
Corporate	1,179
Consolidated	$12,361
In fiscal year 2022, the Company completed its New World Fossil 2.0 (“NWF 2.0”) restructuring program it launched in 2019. The following table shows a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	For the 13 Weeks Ended April 1, 2023
	Liabilities		Liabilities
	December 31, 2022	Cash Payments	April 1, 2023
Professional services	$74	$14	$60
Severance and employee-related benefits	2,821	2,234	587
Total	$2,895	$2,248	$647

	For the 13 Weeks Ended April 2, 2022
	Liabilities				Liabilities
	January 2, 2021	Charges	Cash Payments	Non-cash Items	April 2, 2022
Store closures	$300	$405	$349	$92	$264
Professional services	643	135	421	—	357
Severance and employee-related benefits	4,388	2,011	1,871	—	4,528
Total	$5,331	$2,551	$2,641	$92	$5,149

    NWF 2.0 restructuring charges by operating segment were as follows (in thousands):

For the 13 Weeks Ended April 2, 2022
Americas	$47
Europe	1,250
Asia	1,163
Corporate	91
Consolidated	$2,551

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen week period ended April 1, 2023 (the “First Quarter”) as compared to the thirteen week period ended April 2, 2022 (the “Prior Year Quarter”). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
Known or Anticipated Trends
Based on our recent operating results and current perspectives on our operating environment, we anticipate the following trends will continue to impact our operating results:
Economic Environment Impacting Consumer Spending Ability and Preferences: We believe inflationary pressures, increasing interest rates and recessionary fears are impacting wholesale customer behavior, including cautiousness in placing advance orders for merchandise. In addition, we expect continued pressure on consumer discretionary spending as the U.S. federal funds rate fluctuates and credit markets tighten. We expect high rates of inflation to continue in 2023 in many of our major markets.

Foreign Currencies: At prevailing exchange rates, foreign currency translation would negatively impact our financial results in the first half and positively impact our financial results in the second half of fiscal year 2023, when compared with fiscal year 2022. However, foreign currency translation may continue to have a negative impact on our financial results throughout the year.

Inventory Levels: A slowing of consumer demand in our core categories, in part due to macro economic factors such as higher inflation, has resulted in excess inventory with many of our wholesale customers. With higher marketplace inventories and a rapidly changing economic environment, we expect retailers to rationalize their inventory needs. We continue to proactively manage our inventory purchases to mitigate our cash flow and inventory risks.
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

COVID-19: The phase and pace of recovery from the COVID-19 pandemic has continued to vary across markets globally. In Asia, including mainland China particularly, markets emerged from COVID-19 restrictions more gradually and over a longer time, compared to the pace of recovery in the Americas and Europe. We expect the pressures the COVID-19 pandemic put on the global economies, supply chains and financial markets to have a lesser impact on fiscal year 2023, as compared to recent years, although the extent of the impact is uncertain.
Supply Chain: Our business is subject to the risks inherent in global sourcing supply. We rely on domestic and foreign suppliers to provide us with merchandise in a timely manner and at favorable prices. Certain key components in our products come from limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products. Any interruption or delay in the supply of key components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales. A material increase in the cost of our products or transportation without any offsetting price increases may significantly reduce our profits. Among our foreign suppliers, China is the source of a substantial majority of our imports. We expect fewer impacts from international transit times and transportation costs in the current fiscal year compared with the prior fiscal year. Additionally, a disruption in the flow of finished goods from China may significantly decrease our profits.

Data: We depend on information technology systems, the Internet and computer networks for a substantial portion of our retail and e-commerce businesses, including credit card transaction authorization and processing. We also receive and store personal information about our customers and employees, the protection of which is critical to us. In the normal course of our business, we collect, retain, and transmit certain sensitive and confidential customer information, including credit card information, over public networks. Despite the security measures we currently have in place, our facilities and systems and those of our third party service providers have been, and will continue to be, vulnerable to theft of physical information, security breaches, hacking attempts, computer viruses and malware, ransomware, phishing, lost data and programming and/or human errors. To date, none of these risks, intrusions, attacks or human error have resulted in any material liability to us. While we carry insurance policies that would provide liability coverage for certain of these matters, if we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage. In addition, we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

Business Strategies and Outlook: We remain cautious in our overall outlook for fiscal 2023, as we anticipate the challenging operating conditions which emerged in the prior year are likely to continue for some time. To align with these conditions, we recently announced our TAG designed to reduce operating expenses, improve operating margins and advance our path to profitable growth.
The “Transform” aspect of our TAG program focuses on optimizing our core categories, brands, geographies and channels. Through this more focused lens, we intend to restructure our operations to achieve lower operating expenses and to reduce our working capital, primarily through lower inventory purchases in fiscal year 2023. The reduction in operating expenses is intended to generate an estimated $100 million in annualized benefits by the end of 2024. This is partly achieved by a reduction in the Company’s global workforce in 2023 by 8%, which includes employees from planned store closures. We have implemented and plan to implement additional programs and initiatives to optimize our operations and de-emphasize non-core parts of our business, which includes non-core brands in certain geographies and certain brands and offerings within our smartwatch category.
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
For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Operating Segments
We operate our business in three segments which are divided into geographies. Net sales for each geographic segment are based on the location of the selling entity, and each reportable segment provides similar products and services.
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 149 Company-owned stores as of the end of the First Quarter and an extensive collection of products available through our owned websites.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 99 Company-owned stores as of the end of the First Quarter and an extensive collection of products available through our owned websites.
Asia: The Asia segment is comprised of sales to customers based in Australia, China (including Hong Kong, Macau and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 79 Company-owned stores as of the end of the First Quarter and an extensive collection of products available through our owned websites.
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
Adjusted EBITDA, Adjusted Operating Income (Loss), Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share: Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share are non-GAAP financial measures. We define Adjusted EBITDA as our income (loss) before income taxes, plus interest expense, amortization and depreciation, impairment expense, other non-cash charges, stock-based compensation expense, restructuring expense and unamortized debt issuance costs included in loss on extinguishment of debt minus interest income. We define Adjusted operating income (loss) as operating income (loss) before impairment expense and restructuring expense. We define Adjusted net income (loss) and Adjusted earnings (loss) per share as net income (loss) attributable to Fossil Group, Inc. and diluted earnings (loss) per share, respectively, before impairment expense, restructuring expense and unamortized debt issuance costs included in loss on extinguishment of debt. We have included Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share herein because they are widely used by investors for valuation and for comparing our financial performance with the performance of our competitors. We also use these non-GAAP financial measures to monitor and compare the financial performance of our operations. Our presentation of Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share may not be comparable to similarly titled measures other companies report. Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share are not intended to be used as alternatives to any measure of our performance in accordance with GAAP.
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
Cost of Sales includes raw material costs, assembly labor, assembly overhead including depreciation expense, assembly warehousing costs and shipping and handling costs related to the movement of finished goods from assembly locations to sales distribution centers and from sales distribution centers to customer locations. Additionally, cost of sales includes customs duties, product packaging cost, royalty cost associated with sales of licensed products, the cost of molding and tooling, inventory shrinkage and damages and restructuring charges.
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
Operating Expenses include selling, general and administrative ("SG&A"), other long-lived asset impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of our retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize our Company’s infrastructure and store closures under our TAG and New World Fossil initiatives.

Results of Operations
Quarterly Periods Ended April 1, 2023 and April 2, 2022
Consolidated Net Sales. Net sales decreased $50.9 million, or 13.5% (10.7% in constant currency), for the First Quarter as compared to the Prior Year Quarter, with sales decreases in all three geographic segments. Wholesale sales declined 22.4% (20.1% in constant currency), partially offset by 4.0% growth (7.8% in constant currency) in our direct to consumer channels. From a category perspective, traditional watch sales decreased 13.8% (11.0% in constant currency). Net sales in smartwatches decreased 35.8% (33.5% in constant currency), reflecting lower consumer demand across geographies and channels as compared to the prior year period. The leathers category grew 17.8% (20.6% in constant currency) driven by promotions, and jewelry sales decreased 16.4% (12.7% in constant currency) reflecting reduced wholesale replenishment during the First Quarter. From a brand perspective, sales decreased throughout most of our brand portfolio, with the most predominant declines in MICHAEL KORS and EMPORIO ARMANI brands. FOSSIL branded sales declined slightly (increased slightly in constant currency) with growth in leathers and traditional watches largely offset by declines in smartwatches and jewelry. Global comparable retail sales increased 13% primarily due to increases in our owned e-commerce websites and stores. We have reduced our store footprint by 25 stores (7%), since the end of the Prior Year Quarter.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended April 1, 2023		For the 13 Weeks Ended April 2, 2022		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$137.9	42.4%	$161.9	43.1%	$(24.0)	(14.8)%	(14.6)%
Europe	105.7	32.5	124.6	33.1	(18.9)	(15.2)	(11.2)
Asia	80.1	24.6	86.8	23.1	(6.7)	(7.7)	(1.6)
Corporate	1.3	0.5	2.6	0.7	(1.3)	(50.0)	(50.0)
Total	$325.0	100.0%	$375.9	100.0%	$(50.9)	(13.5)%	(10.7)%
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended April 1, 2023		For the 13 Weeks Ended April 2, 2022
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$225.4	69.4%	$261.4	69.6%	$(36.0)	(13.8)%	(11.0)%
Smartwatches	24.4	7.5	38.0	10.1	(13.6)	(35.8)	(33.5)
Total watches	$249.8	76.9%	$299.4	79.7%	$(49.6)	(16.6)	(13.9)
Leathers	40.3	12.4	34.2	9.1	6.1	17.8	20.6
Jewelry	29.0	8.9	34.7	9.2	(5.7)	(16.4)	(12.7)
Other	5.9	1.8	7.6	2.0	(1.7)	(22.4)	(18.4)
Total	$325.0	100.0%	$375.9	100.0%	$(50.9)	(13.5)%	(10.7)%
In the First Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by $10.6 million (2.8%), including unfavorable impacts of $5.3 million, $5.0 million and $0.3 million in our Asia, Europe and Americas segments, respectively, as compared to the Prior Year Quarter.
Stores. The following table sets forth the number of stores on the dates indicated below:

	April 2, 2022	Opened	Closed	April 1, 2023
Americas	159	0	10	149
Europe	115	0	16	99
Asia	78	5	4	79
Total stores	352	5	30	327

Americas Net Sales. Americas net sales decreased $24.0 million, or 14.8% (14.6% in constant currency), during the First Quarter in comparison to the Prior Year Quarter. Sales decreases were largely in the MICHAEL KORS brand and partially offset by sales increases in FOSSIL. The sales decreases were mainly in wholesale, and partially offset by increases in our owned e-commerce and store channels. Comparable retail sales increased significantly during the First Quarter, primarily due to increases in our owned e-commerce websites and our stores.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Americas segment (dollars in millions):

	For the 13 Weeks Ended April 1, 2023		For the 13 Weeks Ended April 2, 2022
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$91.4	66.3%	$115.9	71.6%	$(24.5)	(21.1)%	(21.3)%
Smartwatches	12.5	9.1	17.3	10.7	(4.8)	(27.7)	(27.7)
Total watches	$103.9	75.4%	$133.2	82.3%	$(29.3)	(22.0)	(22.1)
Leathers	27.1	19.7	19.2	11.9	7.9	41.1	42.7
Jewelry	5.4	3.9	7.9	4.9	(2.5)	(31.6)	(30.4)
Other	1.5	1.0	1.6	0.9	(0.1)	(6.3)	14.3
Total	$137.9	100.0%	$161.9	100.0%	$(24.0)	(14.8)%	(14.6)%

Europe Net Sales. Europe net sales decreased $18.9 million, or 15.2% (11.2% in constant currency), during the First Quarter in comparison to the Prior Year Quarter. Our sales across much of the Eurozone decreased, with the greatest decreases in Germany, France and the U.K. From a channel perspective, sales decreases in wholesale were partially offset by increases in e-commerce and stores on a constant currency basis. Comparable retail sales increased moderately during the First Quarter, primarily due to increased store and owned e-commerce sales.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Europe segment (dollars in millions):

	For the 13 Weeks Ended April 1, 2023		For the 13 Weeks Ended April 2, 2022
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$71.8	67.9%	$81.1	65.1%	$(9.3)	(11.5)%	(7.3)%
Smartwatches	6.6	6.2	12.7	10.2	(6.1)	(48.0)	(45.7)
Total watches	$78.4	74.1%	$93.8	75.3%	$(15.4)	(16.4)	(12.5)
Leathers	6.8	6.4	7.4	5.9	(0.6)	(8.1)	(2.7)
Jewelry	18.5	17.5	21.1	16.9	(2.6)	(12.3)	(8.5)
Other	2.0	2.0	2.3	1.9	(0.3)	(13.0)	(8.7)
Total	$105.7	100.0%	$124.6	100.0%	$(18.9)	(15.2)%	(11.2)%

Asia Net Sales. Net sales in Asia decreased $6.7 million, or 7.7% (1.6% in constant currency), during the First Quarter in comparison to the Prior Year Quarter. The sales decreases were largely driven by mainland China and partially offset by sales increases in India. Sales decreased in the EMPORIO ARMANI brand and were partially offset by sales growth in the MICHAEL KORS brand. Comparable retail sales increased slightly during the First Quarter, driven by our retail stores.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Asia segment (dollars in millions):

	For the 13 Weeks Ended April 1, 2023		For the 13 Weeks Ended April 2, 2022
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$62.3	77.8%	$64.4	74.2%	$(2.1)	(3.3)%	2.8%
Smartwatches	5.3	6.6	8.0	9.2	(2.7)	(33.8)	(27.5)
Total watches	$67.6	84.4%	$72.4	83.4%	$(4.8)	(6.6)	(0.6)
Leathers	6.4	8.0	7.6	8.8	(1.2)	(15.8)	(13.2)
Jewelry	5.1	6.4	5.6	6.5	(0.5)	(8.9)	(1.8)
Other	1.0	1.2	1.2	1.3	(0.2)	(16.7)	8.3
Total	$80.1	100.0%	$86.8	100.0%	$(6.7)	(7.7)%	(1.6)%

Gross Profit. Gross profit of $160.7 million in the First Quarter decreased 12.8% in comparison to $184.3 million in the Prior Year Quarter. Our gross profit margin rate increased to 49.4% in the First Quarter compared to 49.0% in the Prior Year Quarter, primarily reflecting timing of licensor minimum royalty costs and favorable product and region mix. These benefits were partially offset by an unfavorable currency impact, increased promotions and a $5.3 million restructuring charge related to the exit of certain product offerings within our smartwatch category.
Operating Expenses. Total operating expenses in the First Quarter decreased slightly to $198.0 million or 60.9% of net sales, in comparison to $198.6 million or 52.8% of net sales in the Prior Year Quarter. SG&A expenses were $190.9 million in the First Quarter compared to $195.8 million in the Prior Year Quarter. As a percentage of net sales, SG&A expenses increased to 58.7% in the First Quarter as compared to 52.1% in Prior Year Quarter, mainly driven by deleveraging on lower sales. Operating expenses in the First Quarter included $7.1 million of restructuring costs, primarily related to employee costs, while the Prior Year Quarter included $2.6 million in restructuring costs. The translation of foreign-denominated expenses during the First Quarter decreased operating expenses by $5.1 million as a result of the stronger U.S. dollar.
Operating Income (Loss). Operating loss in the First Quarter was $37.3 million as compared to an operating loss of $14.3 million in the Prior Year Quarter. The increased operating loss was primarily driven by decreased sales and partially offset by a higher gross profit margin rate. As a percentage of net sales, operating margin was (11.5)% in the First Quarter compared to (3.8)% in the Prior Year Quarter. Operating margin rate in the First Quarter included an unfavorable impact of 260 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended April 1, 2023	For the 13 Weeks Ended April 2, 2022	Change		Operating Margin %
			Dollars	Percentage	2023	2022
Americas	$12.6	$23.9	$(11.3)	(47.3)%	9.1%	14.8%
Europe	7.0	19.6	(12.6)	(64.3)	6.6	15.7
Asia	7.2	8.9	(1.7)	(19.1)	9.0	10.3
Corporate	(64.1)	(66.7)	2.6	3.9
Total operating income (loss)	$(37.3)	$(14.3)	$(23.0)	(160.8)%	(11.5)%	(3.8)%
Interest Expense. Interest expense increased by $1.0 million during the First Quarter compared to the Prior Year Quarter, primarily driven by an increased debt balance.
Other Income (Expense)-Net. During the First Quarter, other income (expense)-net was income of $2.7 million in comparison to income of $1.6 million in the Prior Year Quarter. This change was primarily driven by increased net foreign currency gains in the First Quarter as compared to the Prior Year Quarter.
    Provision for Income Taxes. Income tax expense for the First Quarter was $1.6 million, resulting in an effective income tax rate of (4.1)%. For the Prior Year Quarter, income tax expense was $4.7 million, resulting in an effective income tax rate of (28.1)%. The effective tax rate in the First Quarter was favorable as compared to the Prior Year Quarter due to reduced foreign taxes. No tax benefit has been accrued on the First Quarter U.S. tax losses and certain foreign tax losses due to the uncertainty of whether they can be used in the future. The First Quarter tax rate is negative because foreign income tax expense is accrued on certain foreign entities with positive taxable income when the consolidated operating results are a loss.
Net Income (Loss) Attributable to Fossil Group, Inc. First Quarter net income (loss) attributable to Fossil Group, Inc. was a net loss of $41.3 million, or $0.80 per diluted share, in comparison to a net loss of $21.5 million, or $0.41 per diluted share, in the Prior Year Quarter. During the First Quarter, currencies unfavorably affected diluted earnings (loss) by approximately $0.08, when compared to the Prior Year Quarter.
Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 13 Weeks Ended
	April 1, 2023		April 2, 2022
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(39.6)	(12.2)%	$(16.7)	(4.4)%
Plus:
Interest expense	5.0		4.0
Amortization and depreciation	5.1		6.2
Impairment expense	0.1		0.3
Other non-cash charges	(0.2)		(0.2)
Stock-based compensation	1.4		2.2
Restructuring expenses	7.1		2.6
Restructuring cost of sales	5.3		—
Less:
Interest income	0.6		0.1
Adjusted EBITDA	$(16.4)	(5.0)%	$(1.7)	(0.5)%

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

	For the 13 Weeks Ended April 1, 2023
($ in millions, except per share data):	As Reported	Restructuring Cost of Sales	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(37.3)	$5.3	$0.1	$7.1	$(24.8)
Operating margin (% of net sales)	(11.5)%				(7.7)%
Interest expense	5.0	—	—	—	5.0
Other income (expense) - net	2.7	—	—	—	2.7
Income (loss) before income taxes	(39.6)	5.3	0.1	7.1	(27.1)
Provision for income taxes	1.6	1.1	—	1.5	4.2
Less: net income attributable to noncontrolling interest	0.1	—	—	—	0.1
Net income (loss) attributable to Fossil Group, Inc.	$(41.3)	4.2	$—	$5.6	(31.5)
Diluted earnings (loss) per share	$(0.80)	$0.08	$—	$0.11	$(0.61)

	For the 13 Weeks Ended April 2, 2022
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(14.3)	$0.3	$2.6	$(11.4)
Operating margin (% of net sales)	(3.8)%			(3.0)%
Interest expense	(4.0)	—	—	(4.0)
Other income (expense) - net	1.6	—	—	1.6
Income (loss) before income taxes	(16.7)	0.3	2.6	(13.8)
Provision for income taxes	4.7	0.1	0.5	5.3
Less: Net income attributable to noncontrolling interest	0.1	—	—	0.1
Net income (loss) attributable to Fossil Group, Inc.	$(21.5)	$0.2	$2.0	$(19.3)
Diluted earnings (loss) per share	$(0.41)	$—	$0.04	$(0.37)

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the First Quarter was $127.1 million, including $124.9 million held by foreign subsidiaries, in comparison to cash and cash equivalents of $162.6 million at the end of the Prior Year Quarter and $198.7 million at the end of fiscal year 2022. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges, strategic investments such as acquisitions, share repurchases and other capital expenditures.
At the end of the First Quarter, we had net working capital of $499.3 million compared to net working capital of $504.5 million at the end of the Prior Year Quarter. At the end of the First Quarter, we had $0.5 million of short-term borrowings and $234.6 million in long-term debt including unamortized issuance costs compared to $0.6 million of short-term borrowings and $183.9 million in long-term debt including unamortized issuance costs at the end of the Prior Year Quarter.

Operating Activities. Cash used in operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities in the First Quarter decreased as compared to the Prior Year Quarter and was primarily due to cash of $62.1 million used by working capital items, a net loss of $41.2 million, partially offset by net non-cash items of $17.4 million.
Investing Activities. Investing cash flows primarily consist of capital expenditures and are offset by proceeds from the sale of property, plant and equipment.
Financing Activities. Financing cash flows primarily consist of borrowings and repayments of debt. The $15.6 million decrease in financing cash flows was primarily due to less net borrowings during the First Quarter as compared to the Prior Year Quarter under the Revolving Facility.
Material Cash Requirements. We have various payment obligations as part of our ordinary course of business. Our material cash requirements include: (1) operating lease obligations (see "Note 14—Leases" within the Consolidated Financial Statements); (2) debt repayments (see "Note 15—Debt Activity" within the Consolidated Financial Statements); (3) non-cancellable purchase obligations; (4) minimum royalty payments; and (5) employee wages, benefits, and incentives. The expected timing of payments of our obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the timing of receipt of goods or services, or changes to agreed-upon amounts for some obligations. In addition, some of our purchasing requirements are not current obligations and are therefore not included above. For example, some of these requirements are not handled through binding contracts or are fulfilled by vendors on a purchase order basis within short time horizons. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions (see "Note 5—Income Taxes" within the Consolidated Financial Statements) and other matters.
For fiscal year 2023, we expect total capital expenditures to be approximately $15 million. Our capital expenditure budget is an estimate and is subject to change.
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
The following table shows our sources of liquidity (in millions):

	April 1, 2023	April 2, 2022
Cash and cash equivalents	$127.1	$162.6
Revolver availability	90.1	98.5
Total liquidity	$217.2	$261.1

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
Revolving Facility: On September 26, 2019, we and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other of our subsidiaries from time to time party thereto designated as borrowers, and certain of our subsidiaries from time to time party thereto as guarantors, entered into a secured asset-based revolving credit agreement (as amended from time to time, the “Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the "ABL Agent"), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National

Association, as co-syndication agents and each of the lenders from time to time party thereto (the "ABL Lenders"). On November 8, 2022, we entered into Amendment No. 4 (the "Amendment”) to the Revolving Facility. The Amendment, among other things, (i) extended the maturity date of the credit facility to November 8, 2027 (provided, that if we have any indebtedness in an amount in excess of $35 million that matures prior to November 8, 2027, the maturity date of the credit facility shall be the 91st day prior to the maturity date of such other indebtedness) and (ii) changed the calculation methodology of the borrowing base to include the value of certain of our intellectual property in such methodology and to provide for seasonal increases to certain advance rates.
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
First Quarter Activity: We had net borrowings of $18.0 million under the Revolving Facility during the First Quarter at an average interest rate of 6.3%. As of April 1, 2023, we had $150.0 million outstanding under the Notes and $91.0 million outstanding under the Revolving Facility. We also had unamortized debt issuance costs of $6.4 million recorded in long-term debt and $3.0 million recorded in intangible and other assets-net on the condensed consolidated balance sheets. In addition, we had $4.4 million of outstanding standby letters of credit at April 1, 2023. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby letters of credit. As of April 1, 2023, we had available borrowing capacity of $90.1 million under the Revolving Facility. At April 1, 2023, we were in compliance with all debt covenants related to our credit facilities.
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
There have been no changes to the critical accounting policies and estimates disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Forward-Looking Statements
The statements contained in this Quarterly Report on Form10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in this "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words "may," "believes," "will," "should," "seek," "forecast," "outlook," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "predict," "potential," "plan," "expect" or the negative or plural of these words or similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: increased political uncertainty, the effect of worldwide economic conditions; the effect of the COVID-19 pandemic; risks related to the success of the multi-year profit improvement initiative; significant changes in consumer spending patterns or preferences; interruptions or delays in the supply of key components or products; acts of war or acts of terrorism; loss of key facilities; data breach or information systems disruptions; changes in foreign currency valuations in relation to the U.S. dollar; lower levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines; changes in the mix of product sales; the effects of vigorous competition in the markets in which we operate; compliance with debt covenants and other contractual provisions and meeting debt service obligation; risks related to the success of our business strategy; the termination or non-renewal of material licenses; risks related to foreign operations and manufacturing; changes in the costs of materials and labor; government regulation and tariffs; our ability to secure and protect trademarks and other intellectual property rights; levels of traffic to and management of our retail stores; loss of key personnel; and the outcome of current and possible future litigation.
In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in our Quarterly Reports on Form 10-Q and the risks and uncertainties set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Accordingly, readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at April 1, 2023 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	65.8	U.S. dollar	70.5	May 2024
Canadian dollar	35.4	U.S. dollar	26.7	June 2024
Mexican peso	144.4	U.S. dollar	7.0	September 2023
British pound	5.5	U.S. dollar	6.8	June 2024
Japanese yen	851.9	U.S. dollar	6.6	June 2024
Australian dollar	4.5	U.S. dollar	3.1	December 2023
U.S. dollar	8.4	Japanese yen	1,090.0	November 2023
If we were to settle our forward contracts listed in the table above as of April 1, 2023, no gain or loss would have resulted. As of April 1, 2023, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $5.6 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of April 1, 2023, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $28.0 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of April 1, 2023, a 100 basis point increase in interest rates would increase annual interest expense by approximately $0.9 million.

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
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of April 1, 2023.
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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in other documents we file with the Securities and Exchange Commission, in evaluating the Company and its business.

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

FOSSIL GROUP, INC.

May 11, 2023	/S/ SUNIL M. DOSHI
Sunil M. Doshi
Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)