Form 10-Q
period 2023-07-01
Fossil Group, Inc.
filed 2023-08-10
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 1, 2023

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 1, 2023: 52,464,539

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 1, 2023

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	July 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$132,107	$198,726
Accounts receivable - net of allowances for doubtful accounts of $11,575 and $14,647, respectively	162,700	206,133
Inventories	323,914	376,028
Prepaid expenses and other current assets	178,836	164,413
Total current assets	797,557	945,300
Property, plant and equipment - net of accumulated depreciation of $416,987 and $415,172, respectively	75,881	79,882
Operating lease right-of-use assets	144,949	156,947
Intangible and other assets-net	54,976	55,999
Total long-term assets	275,806	292,828
Total assets	$1,073,363	$1,238,128
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$139,842	$191,141
Short-term debt	446	342
Accrued expenses:
Current operating lease liabilities	45,041	49,702
Compensation	43,297	44,259
Royalties	9,092	20,875
Customer liabilities	28,565	41,996
Transaction taxes	7,078	14,303
Other	41,401	40,424
Income taxes payable	6,774	22,878
Total current liabilities	321,536	425,920
Long-term income taxes payable	20,602	22,603
Deferred income tax liabilities	612	616
Long-term debt	243,027	216,132
Long-term operating lease liabilities	135,062	150,188
Other long-term liabilities	15,622	19,660
Total long-term liabilities	414,925	409,199
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 52,446 and 51,836 shares issued and outstanding at July 1, 2023 and December 31, 2022, respectively	524	518
Additional paid-in capital	308,768	306,241
Retained earnings	107,700	175,491
Accumulated other comprehensive income (loss)	(77,488)	(76,318)
Total Fossil Group, Inc. stockholders’ equity	339,504	405,932
Noncontrolling interests	(2,602)	(2,923)
Total stockholders’ equity	336,902	403,009
Total liabilities and stockholders’ equity	$1,073,363	$1,238,128

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended July 1, 2023	For the 13 Weeks Ended July 2, 2022	For the 26 Weeks Ended July 1, 2023	For the 26 Weeks Ended July 2, 2022
Net sales	$321,966	$371,168	$647,002	$747,021
Cost of sales	165,299	179,819	329,618	371,359
Gross profit	156,667	191,349	317,384	375,662
Operating expenses:
Selling, general and administrative expenses	187,187	199,233	378,060	394,991
Other long-lived asset impairments	161	165	216	452
Restructuring expenses	4,632	2,887	11,729	5,438
Total operating expenses	191,980	202,285	390,005	400,881
Operating income (loss)	(35,313)	(10,936)	(72,621)	(25,219)
Interest expense	5,345	4,322	10,350	8,318
Other income (expense) - net	7,172	(1,674)	9,906	(56)
Income (loss) before income taxes	(33,486)	(16,932)	(73,065)	(33,593)
Provision (benefit) for income taxes	(7,198)	2,003	(5,595)	6,690
Net income (loss)	(26,288)	(18,935)	(67,470)	(40,283)
Less: Net income (loss) attributable to noncontrolling interests	241	139	321	305
Net income (loss) attributable to Fossil Group, Inc.	$(26,529)	$(19,074)	$(67,791)	$(40,588)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(4,090)	$(16,087)	$1,807	$(23,972)
Cash flow hedges - net change	(191)	3,070	(2,977)	4,168
Total other comprehensive income (loss)	(4,281)	(13,017)	(1,170)	(19,804)
Total comprehensive income (loss)	(30,569)	(31,952)	(68,640)	(60,087)
Less: Comprehensive income (loss) attributable to noncontrolling interests	241	139	321	305
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(30,810)	$(32,091)	$(68,961)	$(60,392)
Earnings (loss) per share:
Basic	$(0.51)	$(0.37)	$(1.30)	$(0.78)
Diluted	$(0.51)	$(0.37)	$(1.30)	$(0.78)
Weighted average common shares outstanding:
Basic	52,349	51,707	52,095	51,853
Diluted	52,349	51,707	52,095	51,853

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended July 1, 2023
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, April 1, 2023	51,841	$518	$307,592	$—	$134,229	$(73,207)	$369,132	$(2,843)	$366,289
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	762	8	(8)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(504)	—	—	(504)	—	(504)
Retirement of common stock	(157)	(2)	(502)	504	—	—	—	—	—
Stock-based compensation	—	—	1,686	—	—	—	1,686	—	1,686
Net income (loss)	—	—	—	—	(26,529)	—	(26,529)	241	(26,288)
Other comprehensive income (loss)	—	—	—	—	—	(4,281)	(4,281)	—	(4,281)
Balance, July 1, 2023	52,446	$524	$308,768	$—	$107,700	$(77,488)	$339,504	$(2,602)	$336,902

For the 13 Weeks Ended July 2, 2022
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, April 2, 2022	51,157	$511	$302,583	$—	$198,134	$(74,062)	$427,166	$2,298	$429,464
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	873	9	(9)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(2,430)	—	—	(2,430)	—	(2,430)
Retirement of common stock	(223)	(2)	(2,428)	2,430	—	—	—	—	—
Stock-based compensation	—	—	4,629	—	—	—	4,629	—	4,629
Net income (loss)	—	—	—	—	(19,074)	—	(19,074)	139	(18,935)
Other comprehensive income (loss)	—	—	—	—	—	(13,017)	(13,017)	—	(13,017)
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(5,686)	(5,686)
Balance, July 2, 2022	51,807	$518	$304,775	$—	$179,060	$(87,079)	$397,274	$(3,249)	$394,025

For the 26 Weeks Ended July 1, 2023
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 31, 2022	51,836	$518	$306,241	$—	$175,491	$(76,318)	$405,932	$(2,923)	$403,009
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	768	8	(8)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(516)	—	—	(516)	—	(516)
Retirement of common stock	(158)	(2)	(514)	516	—	—	—	—	—
Stock-based compensation	—	—	3,049	—	—	—	3,049	—	3,049
Net income (loss)	—	—	—	—	(67,791)	—	(67,791)	321	(67,470)
Other comprehensive income (loss)	—	—	—	—	—	(1,170)	(1,170)		(1,170)
Balance, July 1, 2023	52,446	$524	$308,768	$—	$107,700	$(77,488)	$339,504	$(2,602)	$336,902

For the 26 Weeks Ended July 2, 2022
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, January 1, 2022	52,146	$521	$300,848	$—	$229,132	$(67,275)	$463,226	$2,132	$465,358
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	874	9	(9)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(12,430)	—	—	(12,430)	—	(12,430)
Retirement of common stock	(1,213)	(12)	(2,934)	12,430	(9,484)	—	—	—	—
Stock-based compensation	—	—	6,870	—	—	—	6,870	—	6,870
Net income (loss)	—	—	—	—	(40,588)	—	(40,588)	305	(40,283)
Other comprehensive income (loss)	—	—	—	—	—	(19,804)	(19,804)	—	(19,804)
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(5,686)	(5,686)
Balance, July 2, 2022	51,807	$518	$304,775	$—	$179,060	$(87,079)	$397,274	$(3,249)	$394,025

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 26 Weeks Ended July 1, 2023	For the 26 Weeks Ended July 2, 2022
Operating Activities:
Net income (loss)	$(67,470)	$(40,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	9,868	11,947
Non-cash lease expense	37,848	40,976
Stock-based compensation	3,049	6,085
Decrease in allowance for returns and markdowns	(11,017)	(12,181)
Property, plant and equipment and other long-lived asset impairment losses	215	452
Non-cash restructuring charges	—	876
Bad debt (recovery) expense	(19)	3,917
Other non-cash items	(3,473)	7,250
Changes in operating assets and liabilities:
Accounts receivable	48,337	70,745
Inventories	52,814	(107,449)
Prepaid expenses and other current assets	(17,854)	(16,277)
Accounts payable	(49,890)	(17,339)
Accrued expenses	(23,960)	(62,676)
Income taxes	(17,722)	(3,979)
Operating lease liabilities	(43,774)	(47,843)
Net cash used in operating activities	(83,048)	(165,779)
Investing Activities:
Additions to property, plant and equipment and other	(4,569)	(4,462)
(Increase) decrease in intangible and other assets	(176)	637
Net cash used in investing activities	(4,745)	(3,825)
Financing Activities:
Acquisition of common stock	(516)	(12,431)
Distribution of noncontrolling interest earnings and other	—	(6,069)
Debt borrowings	75,142	177,906
Debt payments	(49,008)	(71,221)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	(2,316)	—
Net cash provided by financing activities	23,302	88,185
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,648)	(3,798)
Net decrease in cash, cash equivalents, and restricted cash	(67,139)	(85,217)
Cash, cash equivalents, and restricted cash:
Beginning of period	204,075	264,572
End of period	$136,936	$179,355

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The information presented herein includes the thirteen-week period ended July 1, 2023 (“Second Quarter”) as compared to the thirteen-week period ended July 2, 2022 (“Prior Year Quarter”), and the twenty-six week period ended July 1, 2023 ("Year To Date Period") as compared to the twenty-six week period ended July 2, 2022 ("Prior Year YTD Period"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of July 1, 2023, and the results of operations for the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period. All adjustments are of a normal, recurring nature.
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
Operating Expenses. Operating expenses include selling, general and administrative ("SG&A"), other long-lived asset impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company's retail stores, point-of-sale expenses, advertising expenses and art, and design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reduce and optimize the Company’s infrastructure and store closures. See Note 16— Restructuring for additional information on the Company’s restructuring plan.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended July 1, 2023	For the 13 Weeks Ended July 2, 2022	For the 26 Weeks Ended July 1, 2023	For the 26 Weeks Ended July 2, 2022
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(26,529)	$(19,074)	$(67,791)	$(40,588)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	52,349	51,707	52,095	51,853
Basic EPS	$(0.51)	$(0.37)	$(1.30)	$(0.78)
Diluted EPS computation:
Diluted weighted average common shares outstanding	52,349	51,707	52,095	51,853
Diluted EPS	$(0.51)	$(0.37)	$(1.30)	$(0.78)

At the end of the Second Quarter and Year To Date Period, approximately 2.2 million and 2.1 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.4 million and 0.3 million weighted average performance-based shares at the end of the Second Quarter and Year To Date Period, respectively.
At the end of each of the Prior Year Quarter and Prior Year YTD Period, approximately 2.3 million and 2.2 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.3 million weighted average performance-based shares at the end of each of the Prior Year Quarter and Prior Year YTD Period.
Cash, Cash Equivalents and Restricted Cash. Restricted cash included in intangible and other-assets net was comprised primarily of pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of July 1, 2023 and July 2, 2022 that are presented in the condensed consolidated statement of cash flows (in thousands):

	July 1, 2023	July 2, 2022
Cash and cash equivalents	$132,107	$167,067
Restricted cash included in prepaid expenses and other current assets	107	110
Restricted cash included in intangible and other assets-net	4,722	12,178
Cash, cash equivalents and restricted cash	$136,936	$179,355

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
2. REVENUE
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended July 1, 2023
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$108,875	$59,411	$65,889	$1,927	$236,102
Smartwatches	8,443	5,263	4,073	—	17,779
Total watches	$117,318	$64,674	$69,962	$1,927	$253,881
Leathers	20,963	4,986	7,373	—	33,322
Jewelry	6,223	15,380	5,755	—	27,358
Other	2,147	3,239	1,033	986	7,405
Consolidated	$146,651	$88,279	$84,123	$2,913	$321,966

Timing of revenue recognition
Revenue recognized at a point in time	$146,496	$88,084	$84,009	$2,638	$321,227
Revenue recognized over time	155	195	114	275	739
Consolidated	$146,651	$88,279	$84,123	$2,913	$321,966

	For the 13 Weeks Ended July 2, 2022
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$118,736	$70,436	$69,524	$—	$258,696
Smartwatches	15,377	10,261	7,783	—	33,421
Total watches	$134,113	$80,697	$77,307	$—	$292,117
Leathers	22,593	5,320	8,034	—	35,947
Jewelry	9,260	18,639	6,031	—	33,930
Other	2,306	3,235	1,210	2,423	9,174
Consolidated	$168,272	$107,891	$92,582	$2,423	$371,168

Timing of revenue recognition
Revenue recognized at a point in time	$167,899	$107,690	$92,441	$1,058	$369,088
Revenue recognized over time	373	201	141	1,365	2,080
Consolidated	$168,272	$107,891	$92,582	$2,423	$371,168

	For the 26 Weeks Ended July 1, 2023
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$200,231	$131,215	$128,155	$1,927	$461,528
Smartwatches	20,933	11,885	9,361	—	42,179
Total watches	$221,164	$143,100	$137,516	$1,927	$503,707
Leathers	48,074	11,758	13,753	—	73,585
Jewelry	11,642	33,880	10,880	—	56,402
Other	3,703	5,214	2,110	2,281	13,308
Consolidated	$284,583	$193,952	$164,259	$4,208	$647,002

Timing of revenue recognition
Revenue recognized at a point in time	$284,259	$193,568	$164,036	$3,658	$645,521
Revenue recognized over time	324	384	223	550	1,481
Consolidated	$284,583	$193,952	$164,259	$4,208	$647,002

	For the 26 Weeks Ended July 2, 2022
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$234,638	$151,584	$133,887	$13	$520,122
Smartwatches	32,649	22,947	15,808	2	71,406
Total watches	$267,287	$174,531	$149,695	$15	$591,528
Leathers	41,829	12,689	15,614	—	70,132
Jewelry	17,195	39,775	11,656	—	68,626
Other	3,888	5,447	2,385	5,015	16,735
Consolidated	$330,199	$232,442	$179,350	$5,030	$747,021

Timing of revenue recognition
Revenue recognized at a point in time	$329,493	$231,991	$179,049	$2,222	$742,755
Revenue recognized over time	706	451	301	2,808	4,266
Consolidated	$330,199	$232,442	$179,350	$5,030	$747,021

Contract Balances. As of July 1, 2023, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $0.7 million and $0.8 million as of July 1, 2023 and December 31, 2022, respectively, related to remaining performance obligations on licensing income, (ii) $1.8 million and $3.7 million as of July 1, 2023 and December 31, 2022, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $2.6 million and $3.1 million as of July 1, 2023 and December 31, 2022, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	July 1, 2023	December 31, 2022
Components and parts	$18,633	$20,998
Work-in-process	278	—
Finished goods	305,003	355,030
Inventories	$323,914	$376,028

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 26 Weeks Ended July 1, 2023	For the 26 Weeks Ended July 2, 2022
Beginning balance	$13,623	$19,159
Settlements in cash or kind	(3,766)	(4,613)
Warranties issued and adjustments to preexisting warranties (1)	2,403	916
Ending balance	$12,260	$15,462
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended July 1, 2023	For the 13 Weeks Ended July 2, 2022	For the 26 Weeks Ended July 1, 2023	For the 26 Weeks Ended July 2, 2022
Income tax (benefit) expense	$(7,198)	$2,003	$(5,595)	$6,690
Effective tax rate	21.5%	(11.8)%	7.7%	(19.9)%
The effective tax rate in the Second Quarter was favorable as compared to the Prior Year Quarter due to reduced foreign income taxes and favorable discrete items. The overall tax rate is impacted by the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act which requires the inclusion of certain foreign income in the tax return which absorbs the U.S. net operating loss ("NOL"). Foreign income taxes are also paid on this same foreign income, resulting in double taxation.
The effective tax rate can vary from quarter-to-quarter due to changes in the Company's global mix of earnings, the resolution of income tax audits and changes in tax law.
As of July 1, 2023, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $23.3 million, all of which would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2013-2022 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of July 1, 2023, the Company had recorded $8.5 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At

July 1, 2023, the total amount of accrued income tax-related interest included in the condensed consolidated balance sheets was $5.6 million. There was no accrued tax-related penalties.
6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 52,446,107 and 51,836,456 shares issued and outstanding at July 1, 2023 and December 31, 2022, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at July 1, 2023 or December 31, 2022. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
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

At July 1, 2023 and December 31, 2022, all treasury stock had been effectively retired. As of July 1, 2023, the Company had $20.0 million of repurchase authorizations remaining under its repurchase program.

The following table reflects the Company's common stock repurchase activity for the periods indicated (in millions):

			For the 26 Weeks Ended July 1, 2023		For the 26 Weeks Ended July 2, 2022
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2010	$30.0	None	—	$—	1.0	$10.0

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock appreciation rights activity during the Second Quarter:

Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at April 1, 2023	75	$46.55	0.9	$—
Outstanding at July 1, 2023	75	46.55	0.6	—
Exercisable at July 1, 2023	75	$46.55	0.6	$—

The aggregate intrinsic value shown in the table above is based on the exercise price for outstanding and exercisable rights at July 1, 2023.
Stock Appreciation Rights Outstanding and Exercisable. The following table summarizes information with respect to stock appreciation rights outstanding and exercisable at July 1, 2023:

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$36.73 - $55.09	75	$46.55	0.6	75	$46.55
Total	75	$46.55	0.6	75	$46.55

Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the Second Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at April 1, 2023	1,870	$10.05
Granted	1,367	3.04
Vested	(791)	8.72
Forfeited	(211)	9.96
Nonvested at July 1, 2023	2,235	$6.25

The total fair value of restricted stock units vested was $2.5 million during the Second Quarter. Vesting of performance restricted stock units is based on achievement of operating margin growth and achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group.
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

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables disclose changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended July 1, 2023
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(84,784)	$(389)	$11,966	$(73,207)
Other comprehensive income (loss) before reclassifications	(4,090)	(625)	—	(4,715)
Tax (expense) benefit	—	183	—	183
Amounts reclassed from accumulated other comprehensive income (loss)	—	(510)	—	(510)
Tax (expense) benefit	—	259	—	259
Total other comprehensive income (loss)	(4,090)	(191)	—	(4,281)
Ending balance	$(88,874)	$(580)	$11,966	$(77,488)

	For the 13 Weeks Ended July 2, 2022
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(83,486)	$5,442	$3,982	$(74,062)
Other comprehensive income (loss) before reclassifications	(16,087)	5,843	—	(10,244)
Tax (expense) benefit	—	257	—	257
Amounts reclassed from accumulated other comprehensive income (loss)	—	2,750	—	2,750
Tax (expense) benefit	—	280	—	280
Total other comprehensive income (loss)	(16,087)	3,070	—	(13,017)
Ending balance	$(99,573)	$8,512	$3,982	$(87,079)

	For the 26 Weeks Ended July 1, 2023
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(90,681)	$2,397	$11,966	$(76,318)
Other comprehensive income (loss) before reclassifications	1,807	(3,751)	—	(1,944)
Tax (expense) benefit	—	628	—	628
Amounts reclassed from accumulated other comprehensive income	—	(685)	—	(685)
Tax (expense) benefit	—	539	—	539
Total other comprehensive income (loss)	1,807	(2,977)	—	(1,170)
Ending balance	$(88,874)	$(580)	$11,966	$(77,488)

	For the 26 Weeks Ended July 2, 2022
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(75,601)	$4,344	$3,982	$(67,275)
Other comprehensive income (loss) before reclassifications	(23,972)	8,201	—	(15,771)
Tax (expense) benefit	—	530	—	530
Amounts reclassed from accumulated other comprehensive income (loss)	—	4,203	—	4,203
Tax (expense) benefit	—	360	—	360
Total other comprehensive income (loss)	(23,972)	4,168	—	(19,804)
Ending balance	$(99,573)	$8,512	$3,982	$(87,079)

See Note—10 Derivatives and Risk Management for additional disclosures about the Company’s use of derivatives.

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
Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended July 1, 2023		For the 13 Weeks Ended July 2, 2022
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$146,651	$23,444	$168,272	$30,653
Europe	88,279	(688)	107,891	14,846
Asia	84,123	7,404	92,582	12,351
Corporate	2,913	(65,473)	2,423	(68,786)
Consolidated	$321,966	$(35,313)	$371,168	$(10,936)

	For the 26 Weeks Ended July 1, 2023		For the 26 Weeks Ended July 2, 2022
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$284,583	$36,000	$330,199	$54,563
Europe	193,952	6,282	232,442	34,414
Asia	164,259	14,604	179,350	21,291
Corporate	4,208	(129,507)	5,030	(135,487)
Consolidated	$647,002	$(72,621)	$747,021	$(25,219)

The following table reflects net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended July 1, 2023		For the 13 Weeks Ended July 2, 2022
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$236,102	73.4%	$258,696	69.7%
Smartwatches	17,779	5.5	33,421	9.0
Total watches	$253,881	78.9%	$292,117	78.7%
Leathers	33,322	10.3	35,947	9.7
Jewelry	27,358	8.5	33,930	9.1
Other	7,405	2.3	9,174	2.5
Total	$321,966	100.0%	$371,168	100.0%

	For the 26 Weeks Ended July 1, 2023		For the 26 Weeks Ended July 2, 2022
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$461,528	71.3%	$520,122	69.6%
Smartwatches	42,179	6.5	71,406	9.6
Total watches	$503,707	77.8%	$591,528	79.2%
Leathers	73,585	11.4	70,132	9.4
Jewelry	56,402	8.7	68,626	9.2
Other	13,308	2.1	16,735	2.2
Total	$647,002	100.0%	$747,021	100.0%

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

As of July 1, 2023, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	48.8	U.S. dollar	52.0
Canadian dollar	24.7	U.S. dollar	18.6
British pound	4.2	U.S. dollar	5.1
Japanese yen	596.4	U.S. dollar	4.6
Mexican peso	49.5	U.S. dollar	2.4
Australian dollar	2.8	U.S. dollar	1.9
U.S. dollar	4.1	Japanese yen	530.0
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of July 1, 2023, the Company had non-designated forward contracts of $0.4 million on 7.3 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes are set forth below (in thousands):

	For the 13 Weeks Ended July 1, 2023	For the 13 Weeks Ended July 2, 2022
Cash flow hedges:
Forward contracts	$(442)	$6,100
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$(442)	$6,100

	For the 26 Weeks Ended July 1, 2023	For the 26 Weeks Ended July 2, 2022
Cash flow hedges:
Forward contracts	$(3,123)	$8,730
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$(3,123)	$8,730

The following tables disclose the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended July 1, 2023	For the 13 Weeks Ended July 2, 2022
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(451)	$2,038
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$200	$992
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$38	$61

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 26 Weeks Ended July 1, 2023	For the 26 Weeks Ended July 2, 2022
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(19)	$3,040
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(127)	$1,523
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$63	$7

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	July 1, 2023		December 31, 2022		July 1, 2023		December 31, 2022
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$635	Prepaid expenses and other current assets	$2,783	Accrued expenses-other	$2,985	Accrued expenses-other	$2,659
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	2	Prepaid expenses and other current assets	—	Accrued expenses-other	—	Accrued expenses-other	16
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	—	Intangible and other assets-net	112	Other long-term liabilities	—	Other long-term liabilities	318
Total		$637		$2,895		$2,985		$2,993

The following tables summarize the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended July 1, 2023		For the 13 Weeks Ended July 2, 2022
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$165,299	$7,172	$179,819	$(1,674)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$(451)	$200	$2,038	$992
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$38	$—	$61

	Effect of Derivative Instruments
	For the 26 Weeks Ended July 1, 2023		For the 26 Weeks Ended July 2, 2022
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$329,618	$9,906	$371,359	$(56)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$(19)	$(127)	$3,040	$1,523
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$63	$—	$7

At the end of the Second Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through June 2024. As of July 1, 2023, a $2.1 million loss is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 1, 2023 (in thousands):

	Fair Value at July 1, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$637	$—	$637
Total	$—	$637	$—	$637
Liabilities:
Contingent consideration	$—	$—	$595	$595
Forward contracts	—	2,985	—	2,985
Total	$—	$2,985	$595	$3,580
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
As of July 1, 2023, debt, excluding unamortized debt issuance costs and capital leases, was recorded at cost and had a carrying value of $249.4 million and had a fair value of approximately $201.1 million. The fair value of debt was based on observable market inputs.
During the Year to Date Period, operating lease right-of-use ("ROU") assets with a carrying amount of $0.8 million were written down to a fair value of $0.6 million, resulting in impairment charges of $0.2 million. During the Prior Year YTD Period, ROU assets with carrying amount of $1.0 million and property, plant and equipment-net with a carrying value of $0.2 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $0.6 million and $0.1 million, respectively, resulting in impairment charges of $0.5 million.
The fair values of operating lease ROU assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $0.2 million impairment expense in the Year to Date Period, $0.1 million was recorded in other long-lived asset impairments in both the Americas and Europe segments. Of the $0.5 million impairment expense in the Prior Year Quarter, $0.3 million and $0.2 million was recorded in other long-lived asset impairments in the Europe and Asia segments, respectively.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		July 1, 2023		December 31, 2022
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,924	$3,288	$3,728	$3,243
Customer lists	5 - 10 yrs.	—	—	279	266
Patents	3 - 20 yrs.	886	552	867	537
Trade name	6 yrs.	4,502	2,814	4,502	2,439
Other	7 - 20 yrs.	341	216	342	195
Total intangibles-subject to amortization		9,653	6,870	9,718	6,680
Intangibles-not subject to amortization:
Trade names		8,888		8,876
Other assets:
Deposits		16,531		16,487
Deferred tax asset-net		17,275		17,262
Restricted cash		4,724		5,243
Debt issuance costs		2,807		3,124
Other		1,968		1,969
Total other assets		43,305		44,085
Total intangible and other assets		$61,846	$6,870	$62,679	$6,680
Total intangible and other assets-net			$54,976		$55,999

Amortization expense for intangible assets was $0.2 million and $0.7 million for the Second Quarter and the Prior Year Quarter, respectively, and $0.5 million and $1.3 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2023 (remaining)	$467
2024	$919
2025	$728
2026	$137
2027	$119
Thereafter	$413

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
The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended July 1, 2023	For the 13 Weeks Ended July 2, 2022	For the 26 Weeks Ended July 1, 2023	For the 26 Weeks Ended July 2, 2022
Operating lease cost(1)	SG&A	$18,614	$19,465	$36,491	$39,556
Short-term lease cost	SG&A	$295	$216	$510	$400
Variable lease cost	SG&A	$5,534	$7,703	$11,653	$14,651
_______________________________________________
(1) Includes sublease income, which was immaterial.

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	July 1, 2023	December 31, 2022
Assets
Operating	Operating lease ROU assets	$144,949	$156,947
Liabilities
Current:
Operating	Current operating lease liabilities	$45,041	$49,702
Noncurrent:
Operating	Long-term operating lease liabilities	$135,062	$150,188

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	July 1, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	6.5 years	5.6 years
Weighted-average discount rate:
Operating leases	14.7%	14.1%

Future minimum lease payments by year as of July 1, 2023 were as follows (in thousands):

Fiscal Year	Operating Leases
2023 (remaining)	$39,481
2024	57,158
2025	40,649
2026	30,712
2027	20,729
Thereafter	101,086
Total lease payments	$289,815
Less: Interest	109,712
Total lease obligations	$180,103

Supplemental cash flow information related to leases was as follows (in thousands):

	For the 26 Weeks Ended July 1, 2023	For the 26 Weeks Ended July 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43,774	$47,191
Leased assets obtained in exchange for new operating lease liabilities	18,570	20,506

As of July 1, 2023, the Company did not have any material operating or finance leases that have been signed but not commenced.

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
As of July 1, 2023, the Company had $150.0 million and $99.0 million outstanding under the Notes and Revolving Facility, respectively. The Company had net borrowings of $8.0 million and $26.0 million under the Revolving Facility during the Second Quarter and Year To Date Period, respectively. Amounts available under the Revolving Facility were reduced by any amounts outstanding under standby Letters of Credit. As of July 1, 2023, the Company had available borrowing capacity of $72.5 million under the Revolving Facility. As of July 1, 2023, the Company had unamortized debt issuance costs of $6.0 million recorded in long-term debt and $2.8 million recorded in intangible and other assets-net on the Company's consolidated balance sheets. The Company incurred $2.6 million and $5.2 million of interest expense related to the Notes during the Second Quarter and Year To Date Period, respectively. The Company incurred $1.3 million and $2.3 million of interest expense related to the Revolving Facility during the Second Quarter and Year To Date Period, respectively. The Company incurred $0.6 million and $1.2 million of interest expense related to the amortization of debt issuance costs during the Second Quarter and Year To Date Period, respectively. At July 1, 2023, the Company was in compliance with all debt covenants related to its credit facilities.

16. RESTRUCTURING
    In the first quarter of fiscal year 2023, the Company announced its Transform and Grow plan ("TAG") designed to reduce operating costs, improve operating margins, and advance the Company’s commitment to profitable growth. The Company has now expanded the scope and duration of TAG to focus on a more comprehensive review of its global business operations. The expansion of TAG will put greater emphasis on initiatives to exit or minimize certain product offerings, brands and distribution, and to strengthen gross margin and increase the level of operating expense efficiencies. TAG is estimated to generate approximately $300 million of annualized operating income benefits by the end of 2025. The previously announced TAG plan was expected to generate $100 million of annualized operating income benefits by the end of 2024. The Company estimates approximately $100 million to $120 million in total charges over the duration of TAG and estimates approximately $35 million of charges in fiscal year 2023. With these measures, the Company's goal is to achieve adjusted gross margins in the low to mid 50% range and adjusted operating margins of approximately 10%.

The following table shows a summary of TAG Plan charges (in thousands):

	For the 13 Weeks Ended July 1, 2023	For the 26 Weeks Ended July 1, 2023
Cost of sales	$2,911	$8,174
Selling, general and administrative expenses	4,632	11,729
Consolidated	$7,543	$19,903
The following table shows a rollforward of the accrued liability related to the Company’s TAG Plan (in thousands):

	For the 13 Weeks Ended July 1, 2023
	Liabilities			Liabilities
	April 1, 2023	Charges	Cash Payments	July 1, 2023
Professional services	$20	$967	$89	$898
Severance and employee-related benefits	4,500	3,666	3,353	4,813
Charges related to exits of certain product offerings	5,264	2,910	700	7,474
Total	$9,784	$7,543	$4,142	$13,185

	For the 26 Weeks Ended July 1, 2023
	Liabilities				Liabilities
	December 31, 2022	Charges	Cash Payments	Non-cash Items	July 1, 2023
Professional services	$—	$1,002	$104	$—	$898
Severance and employee-related benefits	—	10,727	5,914	—	4,813
Charges related to exits of certain product offerings	—	8,174	700	—	7,474
Total	$—	$19,903	$6,718	$—	$13,185
TAG Plan restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended July 1, 2023	For the 26 Weeks Ended July 1, 2023
Americas	$1,535	$4,493
Europe	3,386	7,342
Asia	1,686	5,953
Corporate	936	2,115
Consolidated	$7,543	$19,903

In fiscal year 2022, the Company completed its New World Fossil 2.0 (“NWF 2.0”) restructuring program it launched in 2019. The following table shows a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	For the 13 Weeks Ended July 1, 2023
	Liabilities		Liabilities
	April 1, 2023	Cash Payments	July 1, 2023
Professional services	60	13	47
Severance and employee-related benefits	587	327	260
Total	$647	$340	$307

	For the 13 Weeks Ended July 2, 2022
	Liabilities				Liabilities
	April 2, 2022	Charges	Cash Payments	Non-cash Items	July 2, 2022
Store closures	$264	$—	$264	$—	$—
Professional services	357	—	227	—	130
Severance and employee-related benefits	4,528	2,887	3,014	785	3,616
Total	$5,149	$2,887	$3,505	$785	$3,746

	For the 26 Weeks Ended July 1, 2023
	Liabilities		Liabilities
	December 31, 2022	Cash Payments	July 1, 2023
Professional services	74	27	47
Severance and employee-related benefits	2,821	2,561	260
Total	$2,895	$2,588	$307

	For the 26 Weeks Ended July 2, 2022
	Liabilities				Liabilities
	January 1, 2022	Charges	Cash Payments	Non-cash Items	July 2, 2022
Store closures	$300	$405	$613	$92	$—
Professional services	643	135	648	—	130
Severance and employee-related benefits	4,388	4,898	4,885	785	3,616
Total	$5,331	$5,438	$6,146	$877	$3,746

    NWF 2.0 restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended July 2, 2022	For the 26 Weeks Ended July 2, 2022
Americas	$36	$83
Europe	282	1,531
Asia	40	1,204
Corporate	2,529	2,620
Consolidated	$2,887	$5,438

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen week periods ended July 1, 2023 (the “Second Quarter”) and July 2, 2022 (the “Prior Year Quarter”), and the twenty-six week periods ended July 1, 2023 (the "Year To Date Period") and July 2, 2022 (the "Prior Year YTD Period"). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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

Known or Anticipated Trends
Based on our recent operating results and current perspectives on our operating environment, we anticipate the following trends will continue to impact our operating results:
Economic Environment Impacting Consumer Spending Ability and Preferences: We believe inflationary pressures, increasing interest rates and recessionary fears are impacting wholesale customer behavior, including cautiousness in placing advance orders for merchandise. In addition, we expect continued pressure on consumer discretionary spending as the U.S. federal funds rate fluctuates and credit markets tighten. We expect inflation to continue in 2023 in many of our major markets.

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

Among our foreign suppliers, China is the source of a substantial majority of our imports. We expect fewer impacts from international transit times and transportation costs in the current fiscal year compared with the prior fiscal year. A material increase in the cost of our products or transportation without any offsetting price increases or a disruption in the flow of finished goods from China may significantly decrease our profits.

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

Business Strategies and Outlook: We are expanding our Transform and Grow Plan (“TAG”), to undertake a more comprehensive review of our business operations, in order to create a more profitable company and to enable investment in our growth strategies.
Our goal in expanding TAG is to put additional emphasis on initiatives to exit or minimize certain product offerings, brands and distribution, and to strengthen gross margin and increase the level of operating expense efficiencies. The Company estimates it can generate approximately $300 million of annualized operating income benefits by the end of 2025. The previously announced TAG program was designed to generate annualized cost savings of approximately $100 million by the end of fiscal year 2024. In connection with TAG, the Company expects to incur charges of approximately $100 million to $120 million over the duration of TAG and estimates approximately $35 million of charges in fiscal year 2023.
The “Transform” aspect of TAG focuses on optimizing our core categories, brands, geographies and channels. Through this more focused lens, we intend to restructure our operations to achieve improved gross margins, lower operating expenses and to reduce our working capital, primarily through lower inventory purchases in fiscal year 2023 and improved inventory efficiency through better assortment strategies and inventory management. Key focus areas under the expansion of TAG include pricing and promotion, manufacturing and supply chain. With these measures, our goal is to achieve adjusted gross margins in the low to mid 50% range and adjusted operating margins of approximately 10%.

To execute the expanded TAG plan, we have established a Transformation Office and will partner with a leading strategic consulting firm. In addition to the program outlined above, the Transformation Office will focus on the “Growth” aspect of our TAG plan which consists of investing in three key growth pillars to drive sustained and profitable revenue growth. These growth pillars are: (1) revitalizing the Fossil Brand, (2) maximizing our licensed brand portfolio in watches and jewelry and (3) growing our premium watch offerings. We believe that these growth pillars are best enabled by our digital transformation, marketing capabilities and technology investments. As we execute against our three core growth pillars, we have an opportunity to improve our operating fundamentals and right size our cost structure to be more closely aligned with the realities of the external environment.

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
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 146 Company-owned stores as of the end of the Second Quarter and an extensive collection of products available through our owned websites.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 92 Company-owned stores as of the end of the Second Quarter and an extensive collection of products available through our owned websites.
Asia: The Asia segment is comprised of sales to customers based in Australia, China (including Hong Kong, Macau and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 77 Company-owned stores as of the end of the Second Quarter and an extensive collection of products available through our owned websites.

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

Adjusted EBITDA, Adjusted Operating Income (Loss), Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share: Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share are non-GAAP financial measures. We define Adjusted EBITDA as our income (loss) before income taxes, plus interest expense, amortization and depreciation, impairment expense, other non-cash charges, stock-based compensation expense and restructuring expense, minus interest income. We define Adjusted operating income (loss) as operating income (loss) before impairment expense and restructuring expense. We define Adjusted net income (loss) and Adjusted earnings (loss) per share as net income attributable to Fossil Group, Inc. and diluted earnings (loss) per share, respectively, before impairment expense, and restructuring expense. We have included Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share herein because they are widely used by investors for valuation and for comparing our financial performance with the performance of our competitors. We also use these non-GAAP financial measures to monitor and compare the financial performance of our operations. Our presentation of Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share may not be comparable to similarly titled measures other companies report. Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share are not intended to be used as alternatives to any measure of our performance in accordance with GAAP.

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

Store Counts: While macro economic factors have shifted sales away from traditional brick and mortar stores towards digital channels, store counts continue to provide a key metric for management. Both the size and quality of our store fleet have a direct impact on our sales and profitability. Over time, we have made progress right-sizing our fleet of stores by focusing on closing our least profitable stores.

Total Liquidity: We define total liquidity as cash and cash equivalents plus available borrowings on our revolving credit facility. We monitor and forecast total liquidity to ensure we can meet our financial obligations.

Components of Results of Operations

Revenues from sales of our products, including those that are subject to inventory consignment agreements, are recognized when control of the product is transferred to the customer and in an amount that reflects the consideration we expect to be entitled in exchange for the product. We accept limited returns from customers. We continually monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. Our product returns provision is accounted for as a reduction to revenue and cost of sales and increases to customer liabilities and other current assets to the extent the returned product is expected to be resalable.

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

Results of Operations
Quarterly Periods Ended July 1, 2023 and July 2, 2022
Consolidated Net Sales. Net sales decreased $49.2 million, or 13.3%, for the Second Quarter as compared to the Prior Year Quarter, with sales declines in all three regions. Wholesale sales declined 18.5% (18.3% in constant currency) while direct to consumer sales decreased 4.9% (3.5% in constant currency). Decreased sales in the wholesale channel reflect lower purchases by wholesale accounts due to tighter management of inventories and lower end-consumer demand. From a category perspective, traditional watch sales decreased 8.7% (8.0% in constant currency). Sales of smartwatches declined 46.7% (46.6% in constant currency) reflecting lower consumer demand across geographies and channels and our deemphasis of the category as compared to the Prior Year Quarter. Jewelry declined 19.2% (same in constant currency) primarily due to declines in MICHAEL KORS jewelry. Leathers declined 7.2% (6.1% in constant currency). From a brand perspective, sales decreased throughout most of our brand portfolio, with the most predominant decline in MICHAEL KORS. FOSSIL branded sales decreased moderately, largely driven by declines in smartwatches and leathers while traditional watches increased 1% in constant currency. Global comparable retail sales increased 3% primarily due to increases in our owned e-commerce websites. We have reduced our store footprint by 34 stores (10%), since the end of the Prior Year Quarter.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended July 1, 2023		For the 13 Weeks Ended July 2, 2022		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$146.7	45.6%	$168.3	45.3%	$(21.6)	(12.8)%	(13.1)%
Europe	88.3	27.4	107.9	29.1	(19.6)	(18.2)	(19.2)
Asia	84.1	26.1	92.6	24.9	(8.5)	(9.2)	(4.9)
Corporate	2.9	0.9	2.4	0.7	0.5	20.8	20.8
Total	$322.0	100.0%	$371.2	100.0%	$(49.2)	(13.3)%	(12.6)%

Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended July 1, 2023		For the 13 Weeks Ended July 2, 2022
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$236.1	73.4%	$258.7	69.7%	$(22.6)	(8.7)%	(8.0)%
Smartwatches	17.8	5.5	33.4	9.0	(15.6)	(46.7)	(46.6)
Total watches	$253.9	78.9%	$292.1	78.7%	$(38.2)	(13.1)	(12.4)
Leathers	33.3	10.3	35.9	9.7	(2.6)	(7.2)	(6.1)
Jewelry	27.4	8.5	33.9	9.1	(6.5)	(19.2)	(19.2)
Other	7.4	2.3	9.3	2.5	(1.9)	(20.4)	(19.4)
Total	$322.0	100.0%	$371.2	100.0%	$(49.2)	(13.3)%	(12.6)%
In the Second Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by $2.4 million, including an unfavorable impact of $4.0 million in our Asia segment and favorable impacts of $1.1 million and $0.5 million in our Europe and Americas segments, respectively, as compared to the Prior Year Quarter.
Stores. The following table sets forth the number of stores on the dates indicated below:

	July 2, 2022	Opened	Closed	July 1, 2023
Americas	157	0	11	146
Europe	113	1	22	92
Asia	79	3	5	77
Total stores	349	4	38	315

Americas Net Sales. Americas net sales decreased $21.6 million, or 12.8% (13.1% in constant currency), during the Second Quarter in comparison to the Prior Year Quarter. Sales decreases were largely in the MICHAEL KORS and FOSSIL brands. Sales decreased in our wholesale channel primarily reflecting lower purchases by wholesale accounts due to tighter inventory management and lower consumer demand, while our direct to consumer channel was flat. Comparable retail sales were slightly positive during the Second Quarter.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Americas segment (dollars in millions):

	For the 13 Weeks Ended July 1, 2023		For the 13 Weeks Ended July 2, 2022
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$108.9	74.2%	$118.7	70.5%	$(9.8)	(8.3)%	(8.8)%
Smartwatches	8.4	5.7	15.4	9.2	(7.0)	(45.5)	(45.5)
Total watches	$117.3	79.9%	$134.1	79.7%	$(16.8)	(12.5)	(13.0)
Leathers	21.0	14.3	22.6	13.4	(1.6)	(7.1)	(6.2)
Jewelry	6.2	4.2	9.3	5.5	(3.1)	(33.3)	(32.3)
Other	2.2	1.6	2.3	1.4	(0.1)	(4.3)	(8.7)
Total	$146.7	100.0%	$168.3	100.0%	$(21.6)	(12.8)%	(13.1)%

Europe Net Sales. Europe net sales decreased $19.6 million, or 18.2% (19.2% in constant currency), during the Second Quarter in comparison to the Prior Year Quarter. Our sales across much of the Eurozone decreased. From a brand perspective, sales decreased throughout most of our brand portfolio, with the largest decline in MICHAEL KORS. FOSSIL branded sales decreased moderately, largely driven by declines in smartwatches and jewelry while traditional watches increased 7% in constant currency. Sales declines in our wholesale channel were partially offset by e-commerce sales increases. Comparable retail sales increased moderately during the Second Quarter with growth in store sales and owned e-commerce sales.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Europe segment (dollars in millions)

	For the 13 Weeks Ended July 1, 2023		For the 13 Weeks Ended July 2, 2022
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$59.4	67.3%	$70.4	65.2%	$(11.0)	(15.6)%	(16.5)%
Smartwatches	5.3	6.0	10.3	9.5	(5.0)	(48.5)	(49.5)
Total watches	$64.7	73.3%	$80.7	74.7%	$(16.0)	(19.8)	(20.7)
Leathers	5.0	5.7	5.3	4.9	(0.3)	(5.7)	(7.5)
Jewelry	15.4	17.4	18.6	17.2	(3.2)	(17.2)	(18.8)
Other	3.2	3.6	3.3	3.2	(0.1)	(3.0)	(3.0)
Total	$88.3	100.0%	$107.9	100.0%	$(19.6)	(18.2)%	(19.2)%

Asia Net Sales. Net sales in Asia decreased $8.5 million, or 9.2% (4.9% in constant currency), during the Second Quarter in comparison to the Prior Year Quarter. The sales decreases were across the Asia region, with the largest sales decreases in FOSSIL and EMPORIO ARMANI brands. FOSSIL branded sales decreased moderately, largely driven by declines in smartwatches while traditional watches increased 6% in constant currency. Comparable retail sales decreased moderately during the Second Quarter, driven by store sales declines, partially offset by increased owned e-commerce sales.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Asia segment (dollars in millions):

	For the 13 Weeks Ended July 1, 2023		For the 13 Weeks Ended July 2, 2022
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$65.9	78.4%	$69.5	75.1%	$(3.6)	(5.2)%	(0.7)%
Smartwatches	4.1	4.9	7.8	8.4	(3.7)	(47.4)	(44.9)
Total watches	$70.0	83.3%	$77.3	83.5%	$(7.3)	(9.4)	(5.2)
Leathers	7.4	8.8	8.0	8.6	(0.6)	(7.5)	(5.0)
Jewelry	5.8	6.9	6.0	6.5	(0.2)	(3.3)	—
Other	0.9	1.0	1.3	1.4	(0.4)	(30.8)	(15.4)
Total	$84.1	100.0%	$92.6	100.0%	$(8.5)	(9.2)%	(4.9)%

Gross Profit. Gross profit of $156.7 million in the Second Quarter decreased 18.1% in comparison to $191.3 million in the Prior Year Quarter. Our gross profit margin rate decreased to 48.7% in the Second Quarter compared to 51.6% in the Prior Year Quarter. The year-over-year decrease primarily reflects increased promotions, an unfavorable currency impact, net foreign currency hedging contract losses in the current year as compared to gains in the prior year and restructuring charges related to product offering exits. These costs were partially offset by decreased freight costs.
Operating Expenses. Total operating expenses in the Second Quarter decreased by 5.1% to $192.0 million or 59.6% of net sales, in comparison to $202.3 million or 54.5% of net sales in the Prior Year Quarter. SG&A expenses were $187.2 million in the Second Quarter compared to $199.2 million in the Prior Year Quarter. As a percentage of net sales, SG&A expenses increased to 58.1% in the Second Quarter as compared to 53.7% in the Prior Year Quarter, largely driven by decreased sales. Restructuring expenses were $4.6 million in the Second Quarter, compared to $2.9 million in the Prior Year Quarter. We incurred other long-lived asset impairment charges of $0.2 million in both the Second Quarter and Prior Year Quarter. The translation of foreign-denominated expenses during the Second Quarter decreased operating expenses by $0.8 million as a result of the stronger U.S. dollar.
Operating Income (loss). Operating loss in the Second Quarter was $35.3 million as compared to an operating loss of $10.9 million in the Prior Year Quarter. As a percentage of net sales, operating margin was (11.0)% in the Second Quarter compared to (2.9)% in the Prior Year Quarter. Operating margin rate in the Second Quarter included an unfavorable impact of 140 basis points due to changes in foreign currencies.
Operating income by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended July 1, 2023	For the 13 Weeks Ended July 2, 2022	Change		Operating Margin %
			Dollars	Percentage	2023	2022
Americas	$23.4	$30.7	$(7.3)	(23.8)%	16.0%	18.2%
Europe	(0.7)	14.8	(15.5)	(104.7)	(0.8)	13.8
Asia	7.4	12.4	(5.0)	(40.3)	8.8	13.3
Corporate	(65.4)	(68.8)	3.4	4.9
Total operating income	$(35.3)	$(10.9)	$(24.4)	(223.9)%	(11.0)%	(2.9)%
Interest Expense. Interest expense increased by $1.0 million during the Second Quarter compared to the Prior Year Quarter, primarily driven by an increased debt balance and increased interest rate.
Other Income (Expense)-Net. During the Second Quarter, other income (expense)-net was income of $7.2 million in comparison to expense of $1.7 million in the Prior Year Quarter, reflecting net currency gains in the Second Quarter as compared to net currency losses in the Prior Year Quarter.
    Provision for Income Taxes. Income tax benefit for the Second Quarter was $7.2 million, resulting in an effective income tax rate of 21.5%. For the Prior Year Quarter, income tax expense was $2.0 million, resulting in an effective income tax rate of (11.8)%. The effective tax rate in the Second Quarter was favorable as compared to the Prior Year Quarter due to reduced foreign taxes and favorable discrete items. No tax benefit has been accrued on the Second Quarter U.S. tax losses and certain foreign tax losses due to the uncertainty of whether they can be used in the future. The Second Quarter’s effective tax rate is positive because an income tax benefit was accrued on certain foreign losses combined with the favorable discrete items.

Net Income (Loss) Attributable to Fossil Group, Inc. Second Quarter net income (loss) attributable to Fossil Group, Inc. was net loss of $26.5 million, or $0.51 per diluted share, in comparison to a net loss of $19.1 million, or $0.37 per diluted share, in the Prior Year Quarter. During the Second Quarter, currencies favorably affected loss per diluted share by approximately $0.03.

Adjusted Net Income (Loss). Adjusted net income (loss) for the Second Quarter was a net loss of $20.4 million with adjusted loss per diluted share of $0.40 compared to adjusted net loss of $16.6 million with adjusted loss per diluted share of $0.33 in the Prior Year Quarter.

Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 13 Weeks Ended July 1, 2023		For the 13 Weeks Ended July 2, 2022
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(33.5)	(10.4)%	$(16.9)	(4.6)%
Plus:
Interest expense	5.3		4.3
Amortization and depreciation	4.8		5.8
Other long-lived asset impairments	0.2		0.2
Other non-cash charges	(0.5)		(0.2)
Stock-based compensation	1.6		3.8
Restructuring expense	4.6		2.9
Restructuring cost of sales	2.9		—
Less:
Interest income	0.8		0.2
Adjusted EBITDA	$(15.4)	(4.8)%	$(0.3)	(0.1)%

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

	For the 13 Weeks Ended July 1, 2023
($ in millions, except per share data):	As Reported	Restructuring Cost of Sales	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(35.3)	$2.9	$0.2	$4.6	$(27.6)
Operating margin (% of net sales)	(11.0)%				(8.6)%
Interest expense	$(5.3)	$—	$—	$—	$(5.3)
Other income (expense) - net	7.2	—	—	—	7.2
Income (loss) before income taxes	(33.5)	2.9	0.2	4.6	(25.8)
Provision (benefit) for income taxes	(7.2)	0.6	—	1.0	(5.6)
Less: net income attributable to noncontrolling interest	(0.2)	—	—	—	(0.2)
Net income (loss) attributable to Fossil Group, Inc.	$(26.5)	$2.3	$0.2	$3.6	$(20.4)
Diluted earnings (loss) per share	$(0.51)	$0.04	$—	$0.07	$(0.40)

	For the 13 Weeks Ended July 2, 2022
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(10.9)	$0.2	$2.9	$(7.8)
Operating margin (% of net sales)	(2.9)%			(2.1)%
Interest expense	$(4.3)	$—	$—	$(4.3)
Other income (expense) - net	(1.7)	—	—	(1.7)
Income (loss) before income taxes	(16.9)	0.2	2.9	(13.8)
Provision for income taxes	2.0	—	0.6	2.6
Less: Net income attributable to noncontrolling interest	(0.2)	—	—	(0.2)
Net income (loss) attributable to Fossil Group, Inc.	$(19.1)	$0.2	$2.3	$(16.6)
Diluted earnings (loss) per share	$(0.37)	$—	$0.04	$(0.33)

Fiscal Year To Date Periods Ended July 1, 2023 and July 2, 2022
Consolidated Net Sales. Net sales decreased $100.0 million or 13.4% (11.7% in constant currency) for the Year To Date Period as compared to the Prior Year YTD Period. Sales declined in all three regions. Sales declined in wholesale and retail store channels, while owned e-commerce sales increased. Sales of smartwatches declined due to lower consumer demand across geographies and channels and our deemphasis of the category. Global comparable retail sales increased 8% with sales increases in our owned e-commerce websites and retail stores.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 26 Weeks Ended July 1, 2023		For the 26 Weeks Ended July 2, 2022		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$284.6	44.0%	$330.2	44.2%	$(45.6)	(13.8)%	(13.8)%
Europe	194.0	30.0	232.4	31.0	(38.4)	(16.5)	(14.8)
Asia	164.2	25.4	179.4	24.0	(15.2)	(8.5)	(3.3)
Corporate	4.2	0.6	5.0	0.8	(0.8)	(16.0)	(16.0)
Total	$647.0	100.0%	$747.0	100.0%	$(100.0)	(13.4)%	(11.7)%

Net sales information by product category is summarized as follows (dollars in millions):

	For the 26 Weeks Ended July 1, 2023		For the 26 Weeks Ended July 2, 2022		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$461.5	71.3%	$520.1	69.6%	$(58.6)	(11.3)%	(9.5)%
Smartwatches	42.2	6.5	71.4	9.6	(29.2)	(40.9)	(39.6)
Total watches	$503.7	77.8%	$591.5	79.2%	$(87.8)	(14.8)	(13.2)
Leathers	73.6	11.4	70.1	9.4	3.5	5.0	6.9
Jewelry	56.4	8.7	68.6	9.2	(12.2)	(17.8)	(15.9)
Other	13.3	2.1	16.8	2.2	(3.5)	(20.8)	(19.1)
Total	$647.0	100.0%	$747.0	100.0%	$(100.0)	(13.4)%	(11.7)%
In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by $12.9 million, including unfavorable impacts of $9.2 million and $3.9 million in our Asia and Europe segments, respectively, and a favorable impact of $0.2 million in our Americas segment, compared to the Prior Year YTD Period.
Americas Net Sales. Americas net sales decreased $45.6 million, or 13.8% (same in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. The sales declines were across brands, but most significantly in the MICHAEL KORS brand. Sales declined in our wholesale and store channels and were partially offset by e-commerce sales increases. Comparable retail sales were moderately positive during the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Americas segment (dollars in millions):

	For the 26 Weeks Ended July 1, 2023		For the 26 Weeks Ended July 2, 2022		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$200.2	70.4%	$234.6	71.0%	$(34.4)	(14.7)%	(15.0)%
Smartwatches	21.0	7.3	32.7	10.0	(11.7)	(35.8)	(35.9)
Total watches	$221.2	77.7%	$267.3	81.0%	$(46.1)	(17.2)	(17.5)
Leathers	48.1	16.9	41.8	12.7	6.3	15.1	16.3
Jewelry	11.6	4.1	17.2	5.2	(5.6)	(32.6)	(32.0)
Other	3.7	1.3	3.9	1.1	(0.2)	(5.1)	(5.1)
Total	$284.6	100.0%	$330.2	100.0%	$(45.6)	(13.8)%	(13.8)%

Europe Net Sales. Europe net sales decreased $38.4 million, or 16.5% (14.8% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. Sales decreased across much of the Eurozone and in the majority of our brands, with the largest declines in MICHAEL KORS. Sales growth in our owned e-commerce was more than offset by declines in our other channels. Comparable retail sales in the region also increased moderately during the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Europe segment (dollars in millions):

	For the 26 Weeks Ended July 1, 2023		For the 26 Weeks Ended July 2, 2022		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$131.2	67.7%	$151.6	65.2%	$(20.4)	(13.5)%	(11.6)%
Smartwatches	11.9	6.1	22.9	9.9	(11.0)	(48.0)	(47.2)
Total watches	$143.1	73.8%	$174.5	75.1%	$(31.4)	(18.0)	(16.3)
Leathers	11.8	6.1	12.7	5.5	(0.9)	(7.1)	(4.7)
Jewelry	33.9	17.5	39.8	17.1	(5.9)	(14.8)	(13.6)
Other	5.2	2.6	5.4	2.3	(0.2)	(3.7)	(1.9)
Total	$194.0	100.0%	$232.4	100.0%	$(38.4)	(16.5)%	(14.8)%

Asia Net Sales. Asia net sales decreased $15.2 million, or 8.5% (3.3% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. Net Sales declined across all channels and the majority of the region during the Year To Date Period as compared to the Prior Year YTD Period, with the most significant sales declines in China. Sales declines were predominantly in EMPORIO ARMANI and FOSSIL brands. Comparable retail sales declined slightly for the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Asia segment (dollars in millions):

	For the 26 Weeks Ended July 1, 2023		For the 26 Weeks Ended July 2, 2022		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$128.1	78.0%	$133.9	74.6%	$(5.8)	(4.3)%	1.0%
Smartwatches	9.4	5.7	15.8	8.8	(6.4)	(40.5)	(36.1)
Total watches	$137.5	83.7%	$149.7	83.4%	$(12.2)	(8.1)	(2.9)
Leathers	13.8	8.4	15.6	8.7	(1.8)	(11.5)	(8.3)
Jewelry	10.9	6.6	11.7	6.5	(0.8)	(6.8)	(0.9)
Other	2.0	1.3	2.4	1.4	(0.4)	(16.7)	(8.3)
Total	$164.2	100.0%	$179.4	100.0%	$(15.2)	(8.5)%	(3.3)%

Gross Profit. Gross profit of $317.4 million in the Year To Date Period decreased $58.3 million, or 15.5%, in comparison to $375.7 million in the Prior Year YTD Period. Gross profit margin rate decreased to 49.1% in the Year To Date Period compared to 50.3% in the Prior Year YTD Period. The gross profit margin rate declined largely due to an unfavorable currency impact, increased promotions and restructuring charges related to product offering exits. These costs were partially offset by timing of licensor minimum royalty costs, reduced freight costs and favorable region and product mix.
Operating Expenses. For the Year To Date Period, total operating expenses decreased to $390.0 million compared to $400.9 million in the Prior Year YTD Period. SG&A expenses were $378.1 million in the Year To Date Period in comparison to $395.0 million in the Prior Year YTD Period. As a percentage of net sales, SG&A expenses increased to 58.4% in the Year To Date Period as compared to 52.9% in the Prior Year YTD Period, mainly driven by decreased sales. During the Year To Date Period, we incurred restructuring costs of $11.7 million in comparison to restructuring costs of $5.4 million in the Prior

Year YTD Period. We incurred other long-lived asset impairment charges of $0.2 million in the Year To Date Period compared to charges of $0.5 million in the Prior Year YTD Period. The translation of foreign-denominated expenses during the Year To Date Period decreased operating expenses by $6.0 million when compared to the Prior Year YTD Period, as a result of the stronger U.S. dollar.
Operating Income (Loss). Operating income (loss) was a loss of $72.6 million in the Year To Date Period as compared to a loss of $25.2 million in the Prior Year YTD Period. The operating loss in the Year To Date Period was primarily due to deleveraging of expenses with the decline in net sales. As a percentage of net sales, operating margin was (11.2)% in the Year To Date Period as compared to (3.4)% in the Prior Year YTD Period and was negatively impacted by approximately 190 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 26 Weeks Ended July 1, 2023	For the 26 Weeks Ended July 2, 2022	Change		Operating Margin %
			Dollars	Percentage	2023	2022
Americas	$36.0	$54.6	$(18.6)	(34.1)%	12.6%	16.5%
Europe	6.3	34.4	(28.1)	(81.7)	3.2	14.8
Asia	14.6	21.3	(6.7)	(31.5)	8.9	11.9
Corporate	(129.5)	(135.5)	6.0	4.4
Total operating income (loss)	$(72.6)	$(25.2)	$(47.4)	(188.1)%	(11.2)%	(3.4)%

Interest Expense. Interest expense increased by $2.0 million during the Year To Date Period, primarily driven by an increased debt balance and increased interest rate compared to the Prior Year YTD Period.
Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net was a net income of $9.9 million in the Year to Date Period, primarily driven by net currency gains, and compared to net expense of $0.1 million in the Prior Year YTD Period.
Provision for Income Taxes. Income tax benefit for the Year To Date Period was $5.6 million, resulting in an effective income tax rate of 7.7%. The Prior Year YTD Period income tax expense was $6.7 million resulting in an effective tax rate of (19.9)%. The Year to Date Period effective tax rate was favorable to the Prior Year YTD Period due to reduced foreign income taxes and discrete items. No tax benefit has been accrued on the Year to Date Period U.S. tax losses and certain foreign tax losses due to the uncertainty of whether they can be used in the future. The Year to Date Period effective tax rate is positive because an income tax benefit was accrued on certain foreign losses combined with favorable discrete items.
Net Income (Loss) Attributable to Fossil Group, Inc. For the Year To Date Period, we had a net loss of $67.8 million, or $1.30 per diluted share, in comparison to loss of $40.6 million, or $0.78 per diluted share, in the Prior Year YTD Period. Diluted loss per share in the Year To Date Period, as compared to the Prior Year YTD Period, was negatively impacted by $0.06 per diluted share due to the currency impact of a stronger U.S. dollar.

Adjusted Net Income (Loss). Adjusted net loss for the Year To Date Period was $51.9 million with adjusted loss per diluted share of $1.00 compared to adjusted net loss of $35.9 million with adjusted loss per diluted share of $0.69 in the Prior Year YTD Period.

Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 26 Weeks Ended July 1, 2023		For the 26 Weeks Ended July 2, 2022
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(73.1)	(11.3)%	$(33.6)	(4.5)%
Plus:
Interest expense	10.4		8.3
Amortization and depreciation	9.9		11.9
Other long-lived asset impairments	0.2		0.5
Other non-cash charges	(0.7)		(0.3)
Stock-based compensation	3.0		6.1
Restructuring expense	11.7		5.4
Restructuring cost of sales	8.2		—
Less:
Interest income	1.4		0.3
Adjusted EBITDA	$(31.8)	(4.9)%	$(2.0)	(0.3)%

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

	For the 26 Weeks Ended July 1, 2023
($ in millions, except per share data):	As Reported	Restructuring Cost of Sales	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(72.6)	$8.2	$0.2	$11.7	$(52.5)
Operating margin (% of net sales)	(11.2)%				(8.1)%
Interest expense	$(10.4)	$—	$—	$—	$(10.4)
Other income (expense) - net	9.9	—	—	—	9.9
Income (loss) before income taxes	(73.1)	8.2	0.2	11.7	(53.0)
Provision for income taxes	(5.6)	1.7	—	2.5	(1.4)
Less: net income attributable to noncontrolling interest	(0.3)	—	—	—	(0.3)
Net income (loss) attributable to Fossil Group, Inc.	$(67.8)	$6.5	$0.2	$9.2	$(51.9)
Diluted earnings (loss) per share	$(1.30)	$0.12	$—	$0.18	$(1.00)

	For the 26 Weeks Ended July 2, 2022
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(25.2)	$0.5	$5.4	$(19.3)
Operating margin (% of net sales)	(3.4)%			(2.6)%
Interest expense	$(8.3)	$—	$—	$(8.3)
Other income (expense) - net	(0.1)	—	—	(0.1)
Income (loss) before income taxes	(33.6)	0.5	5.4	(27.7)
Provision for income taxes	6.7	0.1	1.1	7.9
Less: Net income attributable to noncontrolling interest	(0.3)	—	—	(0.3)
Net income (loss) attributable to Fossil Group, Inc.	$(40.6)	$0.4	$4.3	$(35.9)
Diluted earnings (loss) per share	$(0.78)	$0.01	$0.08	$(0.69)

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the Second Quarter was $132.1 million, including $129.4 million held in banks outside the U.S., in comparison to cash and cash equivalents of $167.1 million at the end of the Prior Year Quarter and $198.7 million at the end of fiscal year 2022. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges, strategic investments such as acquisitions, share repurchases and other capital expenditures.
At the end of the Second Quarter, we had net working capital of $476.0 million compared to net working capital of $543.5 million at the end of the Prior Year Quarter. At the end of the Second Quarter, we had $0.4 million of short-term borrowings and $243.0 million in long-term debt including unamortized issuance costs compared to $0.6 million of short-term borrowings and $248.9 million in long-term debt including unamortized issuance costs at the end of the Prior Year Quarter.
Operating Activities. Cash used in operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities of $83.0 million in the Year To Date Period decreased $82.7 million from the Prior Year YTD Period primarily due to cash of $52.0 million used by working capital items in the Year To Date Period as compared to cash of $184.8 million used by working capital items in the Prior Year YTD Period. The decrease in cash used for working capital items was primarily a result of proactively managing our inventory levels down.
Investing Activities. Investing cash flows primarily consist of capital expenditures and are offset by proceeds from the sale of property, plant and equipment.
Financing Activities. Financing cash flows primarily consist of borrowings and repayments of debt. The $64.9 million decrease in financing cash flows year-over-year was primarily due to less net borrowings during the Year To Date Period compared to the Prior Year YTD Period under the Revolving Facility.
Material Cash Requirements. We have various payment obligations as part of our ordinary course of business. Our material cash requirements include: (1) operating lease obligations (see Note—14 Leases within the Condensed Consolidated Financial Statements); (2) debt repayments (see Note 15—Debt Activity within the Condensed Consolidated Financial Statements); (3) non-cancellable purchase obligations; (4) minimum royalty payments; and (5) employee wages, benefits, and incentives. The expected timing of payments of our obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the timing of receipt of goods or services, or changes to agreed-upon amounts for some obligations. In addition, some of our purchasing requirements are not current obligations and are therefore not included above. For example, some of these requirements are not handled through binding contracts or are fulfilled by vendors on a purchase order basis within short time horizons. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions (see Note 5—Income Taxes within the Condensed Consolidated Financial Statements) and other matters.
For fiscal year 2023, we expect total capital expenditures to be approximately $15 million.
Sources of Liquidity. We believe cash flows from operations, combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for the foreseeable future, not including the maturities of long term debt. Although we believe we have adequate sources of liquidity in the short-term and long-term, the success of our operations, in light of the market volatility and uncertainty, among other factors, could impact our business and liquidity. In the event our liquidity is insufficient, we may be required to limit our spending or sell assets or equity or debt securities.
The following table shows our sources of liquidity (in millions):

	July 1, 2023	July 2, 2022
Cash and cash equivalents	$132.1	$167.1
Revolver availability	72.5	53.8
Total liquidity	$204.6	$220.9

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
The Revolving Facility provides that the ABL Lenders may extend revolving loans in an aggregate principal amount not to exceed $225.0 million at any time outstanding (the “Revolving Credit Commitment”), of which up to $125.0 million is available under a U.S. facility, an aggregate of $80.0 million is available under a European facility, $10.0 million is available under a Hong Kong facility, $5.0 million is available under a French facility, and $5.0 million is available under a Canadian facility, in each case, subject to the borrowing base availability limitations described below. The Revolving Facility also includes an up to $45.0 million subfacility for the issuance of letters of credit (the “Letters of Credit”). The French facility includes a $1.0 million subfacility for swingline loans, and the European facility includes a $7.0 million subfacility for swingline loans. The Revolving Facility is subject to a line cap (the "Line Cap") equal to the lesser of the total Revolving Credit Commitment and the aggregate borrowing bases under the U.S. facility, the European facility, the Hong Kong facility, the French facility and the Canadian facility. Loans under the Revolving Facility may be made in U.S. dollars, Canadian dollars, euros, Hong Kong dollars or pounds sterling.
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
Year To Date 2023 Activity: We had net borrowings of $26.0 million under the Revolving Facility during the Year To Date Period at an average interest rate of 6.5%. As of July 1, 2023, we had $150.0 million outstanding under the Notes and $99.0 million outstanding under the Revolving Facility. We also had unamortized debt issuance costs of $6.0 million recorded in long-term debt and $2.8 million recorded in intangible and other assets-net on the condensed consolidated balance sheets. In addition, we had $4.5 million of outstanding standby letters of credit at July 1, 2023. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby letters of credit. As of July 1, 2023, we had available borrowing capacity of $72.5 million under the Revolving Facility. At July 1, 2023, we were in compliance with all debt covenants related to our credit facilities.
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

Forward-Looking Statements
The statements contained in this Quarterly Report on Form10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in this "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words "may," "believes," "will," "should," "seek," "forecast," "outlook," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "predict," "potential," "plan," "expect" or the negative or plural of these words or similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: increased political uncertainty, the effect of worldwide economic conditions; the effect of a pandemic; risks related to the success of our TAG Plan; significant changes in consumer spending patterns or preferences; interruptions or delays in the supply of key components or products; acts of war or acts of terrorism; loss of key facilities; data breach or information systems disruptions; changes in foreign currency valuations in relation to the U.S. dollar; lower levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines; changes in the mix of product sales; the effects of vigorous competition in the markets in which we operate; compliance with debt covenants and other contractual provisions and meeting debt service obligations; risks related to the success of our business strategy; the termination or non-renewal of material licenses; risks related to foreign operations and manufacturing; changes in the costs of materials and labor; government regulation and tariffs; our ability to secure and protect trademarks and other intellectual property rights; levels of traffic to and management of our retail stores; loss of key personnel; and the outcome of current and possible future litigation.
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
The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at July 1, 2023 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	48.8	U.S. dollar	52.0	May 2024
Canadian dollar	24.7	U.S. dollar	18.6	June 2024
British pound	4.2	U.S. dollar	5.1	June 2024
Japanese yen	596.4	U.S. dollar	4.6	June 2024
Mexican peso	49.5	U.S. dollar	2.4	September 2023
Australian dollar	2.8	U.S. dollar	1.9	December 2023
U.S. dollar	4.1	Japanese yen	530.0	November 2023
If we were to settle our forward contracts listed in the table above as of July 1, 2023, there would have been a $2.1 million loss. As of July 1, 2023, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $8.6 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of July 1, 2023, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $29.9 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of July 1, 2023, a 100 basis point increase in interest rates would increase annual interest expense by $1.0 million.

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
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of July 1, 2023.
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

Item 5. Other Information
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended July 1, 2023.

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

FOSSIL GROUP, INC.

August 10, 2023	/S/ SUNIL M. DOSHI
Sunil M. Doshi
Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)