Form 10-Q
period 2023-09-30
Fossil Group, Inc.
filed 2023-11-09
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2023: 52,477,538

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2023

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$116,132	$198,726
Accounts receivable - net of allowances for doubtful accounts of $13,857 and $14,647, respectively	193,975	206,133
Inventories	326,718	376,028
Prepaid expenses and other current assets	148,114	164,413
Total current assets	784,939	945,300
Property, plant and equipment - net of accumulated depreciation of $406,365 and $415,172, respectively	68,582	79,882
Operating lease right-of-use assets	154,479	156,947
Intangible and other assets-net	55,244	55,999
Total long-term assets	278,305	292,828
Total assets	$1,063,244	$1,238,128
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$158,028	$191,141
Short-term debt	455	342
Accrued expenses:
Current operating lease liabilities	43,762	49,702
Compensation	41,067	44,259
Royalties	13,628	20,875
Customer liabilities	40,505	41,996
Transaction taxes	7,395	14,303
Other	35,161	40,424
Income taxes payable	8,588	22,878
Total current liabilities	348,589	425,920
Long-term income taxes payable	21,126	22,603
Deferred income tax liabilities	600	616
Long-term debt	255,935	216,132
Long-term operating lease liabilities	142,128	150,188
Other long-term liabilities	16,115	19,660
Total long-term liabilities	435,904	409,199
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 52,472 and 51,836 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	525	518
Additional paid-in capital	310,603	306,241
Retained earnings	46,638	175,491
Accumulated other comprehensive income (loss)	(76,666)	(76,318)
Total Fossil Group, Inc. stockholders’ equity	281,100	405,932
Noncontrolling interests	(2,349)	(2,923)
Total stockholders’ equity	278,751	403,009
Total liabilities and stockholders’ equity	$1,063,244	$1,238,128

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended September 30, 2023	For the 13 Weeks Ended October 1, 2022	For the 39 Weeks Ended September 30, 2023	For the 39 Weeks Ended October 1, 2022
Net sales	$344,121	$436,271	$991,123	$1,183,292
Cost of sales	182,458	216,651	512,076	588,010
Gross profit	161,663	219,620	479,047	595,282
Operating expenses:
Selling, general and administrative expenses	191,433	196,530	569,493	591,521
Other long-lived asset impairments	622	608	838	1,060
Restructuring expenses	16,003	—	27,732	5,438
Total operating expenses	208,058	197,138	598,063	598,019
Operating income (loss)	(46,395)	22,482	(119,016)	(2,737)
Interest expense	5,760	5,127	16,110	13,445
Other income (expense) - net	(3,093)	(1,859)	6,813	(1,915)
Income (loss) before income taxes	(55,248)	15,496	(128,313)	(18,097)
Provision (benefit) for income taxes	5,561	9,214	(34)	15,904
Net income (loss)	(60,809)	6,282	(128,279)	(34,001)
Less: Net income (loss) attributable to noncontrolling interests	253	433	574	738
Net income (loss) attributable to Fossil Group, Inc.	$(61,062)	$5,849	$(128,853)	$(34,739)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(3,801)	$(13,465)	$(1,994)	$(37,437)
Cash flow hedges - net change	4,623	3,668	1,646	7,836
Total other comprehensive income (loss)	822	(9,797)	(348)	(29,601)
Total comprehensive income (loss)	(59,987)	(3,515)	(128,627)	(63,602)
Less: Comprehensive income (loss) attributable to noncontrolling interests	253	432	574	738
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(60,240)	$(3,947)	$(129,201)	$(64,340)
Earnings (loss) per share:
Basic	$(1.16)	$0.11	$(2.47)	$(0.67)
Diluted	$(1.16)	$0.11	$(2.47)	$(0.67)
Weighted average common shares outstanding:
Basic	52,466	51,825	52,219	51,843
Diluted	52,466	52,052	52,219	51,843

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended September 30, 2023
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, July 1, 2023	52,446	$524	$308,768	$—	$107,700	$(77,488)	$339,504	$(2,602)	$336,902
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	31	1		—	—	—	1	—	1
Acquisition of common stock for employee tax withholding	—	—	—	(14)	—	—	(14)	—	(14)
Retirement of common stock	(5)		(14)	14	—	—	—	—	—
Stock-based compensation	—	—	1,849	—	—	—	1,849	—	1,849
Net income (loss)	—	—	—	—	(61,062)	—	(61,062)	253	(60,809)
Other comprehensive income (loss)	—	—	—	—	—	822	822	—	822
Balance, September 30, 2023	52,472	$525	$310,603	$—	$46,638	$(76,666)	$281,100	$(2,349)	$278,751

For the 13 Weeks Ended October 1, 2022
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, July 2, 2022	51,807	$518	$304,775	$—	$179,060	$(87,079)	$397,274	$(3,249)	$394,025
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	22	—	—	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(13)	—	—	(13)	—	(13)
Retirement of common stock	(2)		(13)	13	—	—	—	—	—
Stock-based compensation	—	—	(264)	—	—	—	(264)	—	(264)
Net income (loss)	—	—	—	—	5,849	—	5,849	433	6,282
Other comprehensive income (loss)	—	—	—	—	—	(9,797)	(9,797)	—	(9,797)
Balance, October 1, 2022	51,827	$518	$304,498	$—	$184,909	$(96,876)	$393,049	$(2,816)	$390,233

For the 39 Weeks Ended September 30, 2023
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 31, 2022	51,836	$518	$306,241	$—	$175,491	$(76,318)	$405,932	$(2,923)	$403,009
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	800	8	(8)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(529)	—	—	(529)	—	(529)
Retirement of common stock	(164)	(1)	(528)	529	—	—	—	—	—
Stock-based compensation	—	—	4,898	—	—	—	4,898	—	4,898
Net income (loss)	—	—	—	—	(128,853)	—	(128,853)	574	(128,279)
Other comprehensive income (loss)	—	—	—	—	—	(348)	(348)		(348)
Balance, September 30, 2023	52,472	$525	$310,603	$—	$46,638	$(76,666)	$281,100	$(2,349)	$278,751

For the 39 Weeks Ended October 1, 2022
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, January 1, 2022	52,146	$521	$300,848	$—	$229,132	$(67,275)	$463,226	$2,132	$465,358
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	896	9	(9)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(12,443)	—	—	(12,443)	—	(12,443)
Retirement of common stock	(1,215)	(12)	(2,947)	12,443	(9,484)	—	—	—	—
Stock-based compensation	—	—	6,606	—	—	—	6,606	—	6,606
Net income (loss)	—	—	—	—	(34,739)	—	(34,739)	738	(34,001)
Other comprehensive income (loss)	—	—	—	—	—	(29,601)	(29,601)	—	(29,601)
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(5,686)	(5,686)
Balance, October 1, 2022	51,827	$518	$304,498	$—	$184,909	$(96,876)	$393,049	$(2,816)	$390,233

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 39 Weeks Ended September 30, 2023	For the 39 Weeks Ended October 1, 2022
Operating Activities:
Net income (loss)	$(128,279)	$(34,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	14,487	17,587
Non-cash lease expense	56,515	60,073
Stock-based compensation	4,580	5,821
Decrease in allowance for returns and markdowns	(231)	(8,519)
Gain on disposal of assets	(3,258)	(448)
Property, plant and equipment and other long-lived asset impairment losses	838	1,060
Non-cash restructuring charges	5,048	876
Bad debt expense	2,986	5,611
Other non-cash items	1,385	9,973
Changes in operating assets and liabilities:
Accounts receivable	11,228	22,677
Inventories	45,879	(137,244)
Prepaid expenses and other current assets	16,490	(16,091)
Accounts payable	(31,124)	(19,151)
Accrued expenses	(23,732)	(56,944)
Income taxes	(15,535)	2,470
Operating lease liabilities	(65,239)	(68,533)
Net cash used in operating activities	(107,962)	(214,783)
Investing Activities:
Additions to property, plant and equipment and other	(7,149)	(8,689)
(Increase) decrease in intangible and other assets	(1,247)	993
Net cash used in investing activities	(8,396)	(7,696)
Financing Activities:
Acquisition of common stock	(529)	(12,444)
Distribution of noncontrolling interest earnings and other	—	(6,069)
Debt borrowings	162,615	261,983
Debt payments	(124,013)	(111,237)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	(2,316)	—
Net cash provided by financing activities	35,757	132,233
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,751)	(644)
Net decrease in cash, cash equivalents, and restricted cash	(83,352)	(90,890)
Cash, cash equivalents, and restricted cash:
Beginning of period	204,075	264,572
End of period	$120,723	$173,682

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The information presented herein includes the thirteen-week period ended September 30, 2023 (“Third Quarter”) as compared to the thirteen-week period ended October 1, 2022 (“Prior Year Quarter”), and the thirty-nine week period ended September 30, 2023 ("Year To Date Period") as compared to the thirty-nine week period ended October 1, 2022 ("Prior Year YTD Period"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of September 30, 2023, and the results of operations for the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period. All adjustments are of a normal, recurring nature.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended September 30, 2023	For the 13 Weeks Ended October 1, 2022	For the 39 Weeks Ended September 30, 2023	For the 39 Weeks Ended October 1, 2022
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(61,062)	$5,849	$(128,853)	$(34,739)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	52,466	51,825	52,219	51,843
Basic EPS	$(1.16)	$0.11	$(2.47)	$(0.67)
Diluted EPS computation:
Effect of stock options, stock appreciation rights, restricted stock units and performance restricted stock units	—	227	—	—
Diluted weighted average common shares outstanding	52,466	52,052	52,219	51,843
Diluted EPS	$(1.16)	$0.11	$(2.47)	$(0.67)

At the end of the Third Quarter and Year To Date Period, approximately 2.2 million and 2.1 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.3 million and 0.3 million weighted average performance-based shares at the end of the Third Quarter and Year To Date Period, respectively.
At the end of each of the Prior Year Quarter and Prior Year YTD Period, approximately 1.7 million and 2.2 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 12,900 and 26,100 weighted average performance-based shares at the end of the Prior Year Quarter and Prior Year YTD Period, respectively. Additionally, 73,500 weighted average performance-based shares were not included in the diluted EPS calculation at the end of the Prior Year Quarter because performance targets were not met.
Cash, Cash Equivalents and Restricted Cash. Restricted cash included in intangible and other-assets net was comprised primarily of pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of September 30, 2023 and October 1, 2022 that are presented in the condensed consolidated statement of cash flows (in thousands):

	September 30, 2023	October 1, 2022
Cash and cash equivalents	$116,132	$162,612
Restricted cash included in prepaid expenses and other current assets	106	106
Restricted cash included in intangible and other assets-net	4,485	10,964
Cash, cash equivalents and restricted cash	$120,723	$173,682

Recently Issued Accounting Standards
In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). The amendments in ASU 2023-06 modify the disclosure or presentation requirements of a variety of topics in the FASB Accounting Standards Codification (the "Codification"), with the intention of clarifying or improving them and to align the requirements in the Codification with the regulations of the U.S. Securities and Exchange Commission (the “SEC”). The effective date for ASU 2023-06 varies and is determined for each individual disclosure based on the effective date of the SEC's removal of the related disclosure. ASU 2023-06 will not have an impact on the Company's financial position or results of operation.
Recently Adopted Accounting Standards
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
2. REVENUE
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended September 30, 2023
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$113,611	$72,941	$66,103	$28	$252,683
Smartwatches	7,352	5,927	4,034	—	17,313
Total watches	$120,963	$78,868	$70,137	$28	$269,996
Leathers	20,815	6,201	5,993	—	33,009
Jewelry	8,797	19,892	5,928	—	34,617
Other	2,034	2,705	995	765	6,499
Consolidated	$152,609	$107,666	$83,053	$793	$344,121

Timing of revenue recognition
Revenue recognized at a point in time	$152,469	$107,479	$82,936	$518	$343,402
Revenue recognized over time	140	187	117	275	719
Consolidated	$152,609	$107,666	$83,053	$793	$344,121

	For the 13 Weeks Ended October 1, 2022
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$132,077	$102,142	$75,970	$9	$310,198
Smartwatches	14,578	10,401	8,327	—	33,306
Total watches	$146,655	$112,543	$84,297	$9	$343,504
Leathers	27,262	5,683	8,150	—	41,095
Jewelry	8,353	22,955	6,560	—	37,868
Other	2,056	2,498	1,205	8,045	13,804
Consolidated	$184,326	$143,679	$100,212	$8,054	$436,271

Timing of revenue recognition
Revenue recognized at a point in time	$183,900	$143,453	$100,076	$800	$428,229
Revenue recognized over time	426	226	136	7,254	8,042
Consolidated	$184,326	$143,679	$100,212	$8,054	$436,271

	For the 39 Weeks Ended September 30, 2023
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$313,842	$204,156	$194,259	$1,955	$714,212
Smartwatches	28,285	17,812	13,395	—	59,492
Total watches	$342,127	$221,968	$207,654	$1,955	$773,704
Leathers	68,889	17,959	19,746	—	106,594
Jewelry	20,439	53,773	16,808	—	91,020
Other	5,736	7,918	3,104	3,047	19,805
Consolidated	$437,191	$301,618	$247,312	$5,002	$991,123

Timing of revenue recognition
Revenue recognized at a point in time	$436,727	$301,047	$246,971	$4,177	$988,922
Revenue recognized over time	464	571	341	825	2,201
Consolidated	$437,191	$301,618	$247,312	$5,002	$991,123

	For the 39 Weeks Ended October 1, 2022
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$366,714	$253,728	$209,857	$23	$830,322
Smartwatches	47,228	33,347	24,134	—	104,709
Total watches	$413,942	$287,075	$233,991	$23	$935,031
Leathers	69,091	18,372	23,763	—	111,226
Jewelry	25,548	62,730	18,217	—	106,495
Other	5,944	7,933	3,592	13,071	30,540
Consolidated	$514,525	$376,110	$279,563	$13,094	$1,183,292

Timing of revenue recognition
Revenue recognized at a point in time	$513,393	$375,433	$279,193	$3,032	$1,171,051
Revenue recognized over time	1,132	677	370	10,062	12,241
Consolidated	$514,525	$376,110	$279,563	$13,094	$1,183,292

Contract Balances. As of September 30, 2023, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $0.5 million and $0.8 million as of September 30, 2023 and December 31, 2022, respectively, related to remaining performance obligations on licensing income, (ii) $1.6 million and $3.7 million as of September 30, 2023 and December 31, 2022, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $2.6 million and $3.1 million as of September 30, 2023 and December 31, 2022, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Components and parts	$14,137	$20,998
Work-in-process	211	—
Finished goods	312,370	355,030
Inventories	$326,718	$376,028

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 39 Weeks Ended September 30, 2023	For the 39 Weeks Ended October 1, 2022
Beginning balance	$13,623	$19,159
Settlements in cash or kind	(5,266)	(5,465)
Warranties issued and adjustments to preexisting warranties (1)	1,879	(148)
Ending balance	$10,236	$13,546
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended September 30, 2023	For the 13 Weeks Ended October 1, 2022	For the 39 Weeks Ended September 30, 2023	For the 39 Weeks Ended October 1, 2022
Income tax (benefit) expense	$5,561	$9,214	$(34)	$15,904
Effective tax rate	(10.1)%	59.5%	—%	(87.9)%
The effective tax rate in the Third Quarter differed from the Prior Year Quarter primarily due to a change in the Company’s global mix of earnings. In addition, income taxes were accrued on certain income in foreign jurisdictions and no tax benefit has been accrued on the US tax losses and on certain losses in other foreign jurisdictions due to valuation allowances previously recorded. The effective tax rate can also vary from quarter-to-quarter due to changes in the resolution of income tax audits, changes in uncertain tax positions, and changes in tax law.

As of September 30, 2023, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $23.3 million, of which $23.3 million would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2013-2022 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of September 30, 2023, the Company had recorded $8.5 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At September 30, 2023, the total amount of accrued income tax-related interest included in the condensed consolidated balance sheets was $5.7 million. There were no accrued tax-related penalties.
6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 52,472,039 and 51,836,456 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at September 30, 2023 or December 31, 2022. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
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

At September 30, 2023 and December 31, 2022, all treasury stock had been effectively retired. As of September 30, 2023, the Company had $20.0 million of repurchase authorizations remaining under its repurchase program.

The following table reflects the Company's common stock repurchase activity for the periods indicated (in millions):

			For the 39 Weeks Ended September 30, 2023		For the 39 Weeks Ended October 1, 2022
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2010	$30.0	None	—	$—	1.0	$10.0

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock appreciation rights activity during the Third Quarter:

Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at July 1, 2023	75	$46.55	0.6	$—
Outstanding at September 30, 2023	75	46.55	0.3	—
Exercisable at September 30, 2023	75	$46.55	0.3	$—

The aggregate intrinsic value shown in the table above is based on the exercise price for outstanding and exercisable rights at September 30, 2023.
Stock Appreciation Rights Outstanding and Exercisable. The following table summarizes information with respect to stock appreciation rights outstanding and exercisable at September 30, 2023:

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$36.73 - $55.09	75	$46.55	0.3	75	$46.55
Total	75	$46.55	0.3	75	$46.55

Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the Third Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at July 1, 2023	2,235	$6.25
Vested	(31)	7.72
Forfeited	(191)	6.31
Nonvested at September 30, 2023	2,013	$6.21

The total fair value of restricted stock units vested was $0.1 million during the Third Quarter. Vesting of performance restricted stock units is based on achievement of operating margin growth and achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group.
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

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables disclose changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended September 30, 2023
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(88,874)	$(580)	$11,966	$(77,488)
Other comprehensive income (loss) before reclassifications	(3,801)	3,881	—	80
Tax (expense) benefit	—	59	—	59
Amounts reclassed from accumulated other comprehensive income (loss)	—	(882)	—	(882)
Tax (expense) benefit	—	199	—	199
Total other comprehensive income (loss)	(3,801)	4,623	—	822
Ending balance	$(92,675)	$4,043	$11,966	$(76,666)

	For the 13 Weeks Ended October 1, 2022
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(99,573)	$8,512	$3,982	$(87,079)
Other comprehensive income (loss) before reclassifications	(13,465)	7,950	—	(5,515)
Tax (expense) benefit	—	261	—	261
Amounts reclassed from accumulated other comprehensive income (loss)	—	4,310	—	4,310
Tax (expense) benefit	—	233	—	233
Total other comprehensive income (loss)	(13,465)	3,668	—	(9,797)
Ending balance	$(113,038)	$12,180	$3,982	$(96,876)

	For the 39 Weeks Ended September 30, 2023
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(90,681)	$2,397	$11,966	$(76,318)
Other comprehensive income (loss) before reclassifications	(1,994)	130	—	(1,864)
Tax (expense) benefit	—	687	—	687
Amounts reclassed from accumulated other comprehensive income	—	(1,568)	—	(1,568)
Tax (expense) benefit	—	739	—	739
Total other comprehensive income (loss)	(1,994)	1,646	—	(348)
Ending balance	$(92,675)	$4,043	$11,966	$(76,666)

	For the 39 Weeks Ended October 1, 2022
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(75,601)	$4,344	$3,982	$(67,275)
Other comprehensive income (loss) before reclassifications	(37,437)	16,151	—	(21,286)
Tax (expense) benefit	—	790	—	790
Amounts reclassed from accumulated other comprehensive income (loss)	—	8,512	—	8,512
Tax (expense) benefit	—	593	—	593
Total other comprehensive income (loss)	(37,437)	7,836	—	(29,601)
Ending balance	$(113,038)	$12,180	$3,982	$(96,876)

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
Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended September 30, 2023		For the 13 Weeks Ended October 1, 2022
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$152,609	$25,818	$184,326	$33,403
Europe	107,666	13,290	143,679	31,076
Asia	83,053	15,951	100,212	17,515
Corporate	793	(101,454)	8,054	(59,512)
Consolidated	$344,121	$(46,395)	$436,271	$22,482

	For the 39 Weeks Ended September 30, 2023		For the 39 Weeks Ended October 1, 2022
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$437,191	$61,817	$514,525	$87,966
Europe	301,618	19,572	376,110	65,489
Asia	247,312	30,555	279,563	38,807
Corporate	5,002	(230,960)	13,094	(194,999)
Consolidated	$991,123	$(119,016)	$1,183,292	$(2,737)

The following table reflects net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended September 30, 2023		For the 13 Weeks Ended October 1, 2022
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$252,683	73.4%	$310,198	71.1%
Smartwatches	17,313	5.0	33,306	7.6
Total watches	$269,996	78.4%	$343,504	78.7%
Leathers	33,009	9.6	41,095	9.4
Jewelry	34,617	10.1	37,868	8.7
Other	6,499	1.9	13,804	3.2
Total	$344,121	100.0%	$436,271	100.0%

	For the 39 Weeks Ended September 30, 2023		For the 39 Weeks Ended October 1, 2022
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$714,212	72.1%	$830,322	70.2%
Smartwatches	59,492	6.0	104,709	8.8
Total watches	$773,704	78.1%	$935,031	79.0%
Leathers	106,594	10.8	111,226	9.4
Jewelry	91,020	9.2	106,495	9.0
Other	19,805	1.9	30,540	2.6
Total	$991,123	100.0%	$1,183,292	100.0%

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
As of September 30, 2023, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	91.3	U.S. dollar	100.2
Canadian dollar	41.2	U.S. dollar	31.0
Mexican peso	220.3	U.S. dollar	12.5
British pound	8.1	U.S. dollar	10.2
Australian dollar	7.8	U.S. dollar	5.2
Japanese yen	602.6	U.S. dollar	4.6
U.S. dollar	7.7	Japanese yen	1,040.0
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of September 30, 2023, the Company had non-designated forward contracts of $0.1 million on 1.8 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes are set forth below (in thousands):

	For the 13 Weeks Ended September 30, 2023	For the 13 Weeks Ended October 1, 2022
Cash flow hedges:
Forward contracts	$3,940	$8,211
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$3,940	$8,211

	For the 39 Weeks Ended September 30, 2023	For the 39 Weeks Ended October 1, 2022
Cash flow hedges:
Forward contracts	$817	$16,941
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$817	$16,941

The following tables disclose the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended September 30, 2023	For the 13 Weeks Ended October 1, 2022
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(1,368)	$3,158
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$685	$1,385
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$29	$(3)

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 39 Weeks Ended September 30, 2023	For the 39 Weeks Ended October 1, 2022
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(1,387)	$6,198
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$558	$2,907
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$92	$63

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2023		December 31, 2022		September 30, 2023		December 31, 2022
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$3,781	Prepaid expenses and other current assets	$2,783	Accrued expenses-other	$698	Accrued expenses-other	$2,659
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	6	Prepaid expenses and other current assets	—	Accrued expenses-other	—	Accrued expenses-other	16
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	680	Intangible and other assets-net	112	Other long-term liabilities	—	Other long-term liabilities	318
Total		$4,467		$2,895		$698		$2,993

The following tables summarize the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended September 30, 2023		For the 13 Weeks Ended October 1, 2022
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$182,458	$(3,093)	$216,651	$(1,859)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$(1,368)	$685	$3,158	$1,385
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$29	$—	$(3)

	Effect of Derivative Instruments
	For the 39 Weeks Ended September 30, 2023		For the 39 Weeks Ended October 1, 2022
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$512,076	$6,813	$588,010	$(1,915)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$(1,387)	$558	$6,198	$2,907
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$92	$—	$63

At the end of the Third Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through March 2025. As of September 30, 2023, a $3.1 million gain is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 (in thousands):

	Fair Value at September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$4,467	$—	$4,467
Total	$—	$4,467	$—	$4,467
Liabilities:
Contingent consideration	$—	$—	$593	$593
Forward contracts	—	698	—	698
Total	$—	$698	$593	$1,291
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
As of September 30, 2023, debt, excluding unamortized debt issuance costs and capital leases, was recorded at cost and had a carrying value of $261.9 million and had a fair value of approximately $195.8 million. The fair value of debt was based on observable market inputs.
During the Year to Date Period, operating lease right-of-use ("ROU") assets with a carrying amount of $2.0 million and property, plant and equipment-net with a carrying value of $0.3 million were written down to a fair value of $1.3 million and $0.2 million, respectively, resulting in impairment charges of $0.8 million. During the Prior Year YTD Period, ROU assets with carrying amount of $3.3 million and property, plant and equipment-net with a carrying value of $0.3 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $2.3 million and $0.2 million, respectively, resulting in impairment charges of $1.1 million.
The fair values of operating lease ROU assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $0.8 million impairment expense in the Year to Date Period, $0.6 million and $0.2 million was recorded in other long-lived asset impairments in the Europe and Americas segments, respectively. Of the $1.1 million impairment expense in the Prior Year YTD Period, $0.6 million, $0.3 million and $0.2 million was recorded in other long-lived asset impairments in the Americas, Europe and Asia segments, respectively.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		September 30, 2023		December 31, 2022
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,051	$3,316	$3,728	$3,243
Customer lists	5 - 10 yrs.	—	—	279	266
Patents	3 - 20 yrs.	909	559	867	537
Trade name	6 yrs.	4,502	3,001	4,502	2,439
Other	7 - 20 yrs.	342	227	342	195
Total intangibles-subject to amortization		9,804	7,103	9,718	6,680
Intangibles-not subject to amortization:
Trade names		8,880		8,876
Other assets:
Deposits		16,144		16,487
Deferred tax asset-net		16,859		17,262
Restricted cash		4,485		5,243
Debt issuance costs		2,649		3,124
Other		3,526		1,969
Total other assets		43,663		44,085
Total intangible and other assets		$62,347	$7,103	$62,679	$6,680
Total intangible and other assets-net			$55,244		$55,999

Amortization expense for intangible assets was $0.2 million and $0.6 million for the Third Quarter and the Prior Year Quarter, respectively, and $0.7 million and $1.9 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2023 (remaining)	$232
2024	$928
2025	$737
2026	$146
2027	$128
Thereafter	$530

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
The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended September 30, 2023	For the 13 Weeks Ended October 1, 2022	For the 39 Weeks Ended September 30, 2023	For the 39 Weeks Ended October 1, 2022
Operating lease cost(1)	SG&A	$18,108	$18,445	$54,599	$58,001
Short-term lease cost	SG&A	$302	$170	$812	$570
Variable lease cost	SG&A	$4,684	$7,166	$16,337	$21,817
_______________________________________________
(1) Includes sublease income, which was immaterial.

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	September 30, 2023	December 31, 2022
Assets
Operating	Operating lease ROU assets	$154,479	$156,947
Liabilities
Current:
Operating	Current operating lease liabilities	$43,762	$49,702
Noncurrent:
Operating	Long-term operating lease liabilities	$142,128	$150,188

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	September 30, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	6.4 years	5.6 years
Weighted-average discount rate:
Operating leases	14.8%	14.1%

Future minimum lease payments by year as of September 30, 2023 were as follows (in thousands):

Fiscal Year	Operating Leases
2023 (remaining)	$19,821
2024	65,741
2025	48,230
2026	37,191
2027	26,782
Thereafter	101,945
Total lease payments	$299,710
Less: Interest	113,820
Total lease obligations	$185,890

Supplemental cash flow information related to leases was as follows (in thousands):

	For the 39 Weeks Ended September 30, 2023	For the 39 Weeks Ended October 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$65,239	$68,182
Leased assets obtained in exchange for new operating lease liabilities	35,507	22,775

As of September 30, 2023, the Company did not have any material operating or finance leases that have been signed but not commenced.

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
As of September 30, 2023, the Company had $150.0 million and $111.5 million outstanding under the Notes and Revolving Facility, respectively. The Company had net borrowings of $12.5 million and $38.5 million under the Revolving Facility during the Third Quarter and Year To Date Period, respectively. Amounts available under the Revolving Facility were reduced by any amounts outstanding under standby Letters of Credit. As of September 30, 2023, the Company had available borrowing capacity of $23.4 million under the Revolving Facility. As of September 30, 2023, the Company had unamortized debt issuance costs of $5.5 million recorded in long-term debt and $2.6 million recorded in intangible and other assets-net on the Company's consolidated balance sheets. The Company incurred $2.6 million and $7.8 million of interest expense related to the Notes during the Third Quarter and Year To Date Period, respectively. The Company incurred $1.6 million and $3.8 million of interest expense related to the Revolving Facility during the Third Quarter and Year To Date Period, respectively. The Company incurred $0.6 million and $1.8 million of interest expense related to the amortization of debt issuance costs during the Third Quarter and Year To Date Period, respectively. At September 30, 2023, the Company was in compliance with all debt covenants related to its credit facilities.

16. RESTRUCTURING
    In the first quarter of fiscal year 2023, the Company announced its Transform and Grow plan ("TAG") designed to reduce operating costs, improve operating margins, and advance the Company’s commitment to profitable growth. The Company has now expanded the scope and duration of TAG to focus on a more comprehensive review of its global business operations. The expansion of TAG will put greater emphasis on initiatives to exit or minimize certain product offerings, brands and distribution, and to strengthen gross margin and increase the level of operating expense efficiencies. TAG is estimated to generate approximately $300 million of annualized operating income benefits by the end of 2025. The previously announced TAG plan was expected to generate $100 million of annualized cost savings by the end of 2024. The Company estimates approximately $100 million to $120 million in total charges over the duration of TAG and estimates approximately $50 million of charges in fiscal year 2023. Aided by these measures, the Company's long-term goal is to achieve adjusted gross margins in the low to mid 50% range and adjusted operating margins of approximately 10%.

The following table shows a summary of TAG plan charges (in thousands):

	For the 13 Weeks Ended September 30, 2023	For the 39 Weeks Ended September 30, 2023
Cost of sales	$(1,347)	$6,827
Selling, general and administrative expenses	16,003	27,732
Consolidated	$14,656	$34,559
The following table shows a rollforward of the accrued liability related to the Company’s TAG plan (in thousands):

	For the 13 Weeks Ended September 30, 2023
	Liabilities				Liabilities
	July 1, 2023	Charges	Cash Payments	Non-cash Items	September 30, 2023
Stores and facilities closures	$—	$4,730	$—	$4,730	$—
Professional services	898	3,298	2,268	—	1,928
Severance and employee-related benefits	4,813	7,975	6,424	318	6,046
Charges related to exits of certain product offerings	7,474	(1,347)	—	—	6,127
Total	$13,185	$14,656	$8,692	$5,048	$14,101

	For the 39 Weeks Ended September 30, 2023
	Liabilities				Liabilities
	December 31, 2022	Charges	Cash Payments	Non-cash Items	September 30, 2023
Stores and facilities closures	$—	$4,730	$—	$4,730	$—
Professional services	—	4,300	2,372	—	1,928
Severance and employee-related benefits	—	18,702	12,338	318	6,046
Charges related to exits of certain product offerings	—	6,827	700	—	6,127
Total	$—	$34,559	$15,410	$5,048	$14,101
TAG plan restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended September 30, 2023	For the 39 Weeks Ended September 30, 2023
Americas	$(488)	$4,005
Europe	(368)	6,973
Asia	2,556	8,510
Corporate	12,956	15,071
Consolidated	$14,656	$34,559

In fiscal year 2022, the Company completed its New World Fossil 2.0 (“NWF 2.0”) restructuring program it launched in 2019. The following table shows a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	For the 13 Weeks Ended September 30, 2023
	Liabilities		Liabilities
	July 1, 2023	Cash Payments	September 30, 2023
Professional services	47	47	—
Severance and employee-related benefits	260	124	136
Total	$307	$171	$136

	For the 13 Weeks Ended October 1, 2022
	Liabilities		Liabilities
	July 2, 2022	Cash Payments	October 1, 2022
Professional services	130	43	87
Severance and employee-related benefits	3,616	885	2,731
Total	$3,746	$928	$2,818

	For the 39 Weeks Ended September 30, 2023
	Liabilities		Liabilities
	December 31, 2022	Cash Payments	September 30, 2023
Professional services	74	74	—
Severance and employee-related benefits	2,821	2,685	136
Total	$2,895	$2,759	$136

	For the 39 Weeks Ended October 1, 2022
	Liabilities				Liabilities
	January 1, 2022	Charges	Cash Payments	Non-cash Items	October 1, 2022
Store closures	$300	$405	$613	$92	$—
Professional services	643	135	691	—	87
Severance and employee-related benefits	4,388	4,898	5,770	785	2,731
Total	$5,331	$5,438	$7,074	$877	$2,818

    NWF 2.0 restructuring charges by operating segment were as follows (in thousands):

For the 39 Weeks Ended October 1, 2022
Americas	$83
Europe	1,531
Asia	1,204
Corporate	2,620
Consolidated	$5,438

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen week periods ended September 30, 2023 (the “Third Quarter”) and October 1, 2022 (the “Prior Year Quarter”), and the thirty-nine week periods ended September 30, 2023 (the "Year To Date Period") and October 1, 2022 (the "Prior Year YTD Period"). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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

Known or Anticipated Trends
Based on our recent operating results and current perspectives on our operating environment, we anticipate the following trends will continue to impact our operating results:
Economic Environment Impacting Consumer Spending Ability and Preferences: We believe macroeconomic factors, including inflation and increased interest rates, are impacting customer behavior, such as cautiousness in placing advance orders for merchandise. While the impact of these macroeconomic factors are difficult to quantify, we expect continued pressure on consumer discretionary spending during the fourth quarter of fiscal year 2023 in many of our major markets.

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
World Conflicts: We continuously monitor the direct and indirect impacts from the military conflicts between Russia and Ukraine and Israel and Hamas. Our operations in Russia and Israel consist of sales through third-party distributors, and sales to these distributors are currently on hold. Our sales in Russia and Israel are not material to our financial results. We have no other operations, including supply chain, in Israel, Palestine, Russia or Ukraine. However, the continuation of the current military conflicts and/or an escalation of the conflicts beyond their current scope may continue to weaken the global economy and could result in additional inflationary pressures and supply chain constraints.

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

Business Strategies and Outlook: We have expanded our Transform and Grow Plan (“TAG”), to undertake a more comprehensive review of our business operations, in order to create a more profitable company and to enable investment in our growth strategies.
Our goal in expanding TAG is to put additional emphasis on initiatives to exit or minimize certain product offerings, brands and distribution, and to strengthen gross margin and increase the level of operating expense efficiencies. The Company estimates it can generate approximately $300 million of annualized operating income benefits by the end of 2025. The previously announced TAG program was designed to generate annualized cost savings of approximately $100 million by the end of fiscal year 2024. In connection with TAG, the Company expects to incur charges of approximately $100 million to $120 million over the duration of TAG and estimates approximately $50 million of charges in fiscal year 2023.
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

To execute the expanded TAG plan, we have established a Transformation Office and have partnered with a leading strategic consulting firm. We have also established an informal Transformation Office Committee comprised of members of our Audit Committee to oversee and guide the Company's strategic transformation initiatives. In addition to the program outlined above, the Transformation Office will focus on the “Growth” aspect of our TAG plan which consists of investing in three key growth pillars to drive sustained and profitable revenue growth. These growth pillars are: (1) revitalizing the Fossil Brand, (2) maximizing our licensed brand portfolio in watches and jewelry and (3) growing our premium watch offerings. We believe that these growth pillars are best enabled by our digital transformation, marketing capabilities and technology investments. As we execute against our three core growth pillars, we have an opportunity to improve our operating fundamentals and right size our cost structure to be more closely aligned with the realities of the external environment. Aided by these measures, our long term goal is to achieve adjusted gross margins in the low to mid 50% range and adjusted operating margins of approximately 10%.

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
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 143 Company-owned stores as of the end of the Third Quarter and an extensive collection of products available through our owned websites.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 87 Company-owned stores as of the end of the Third Quarter and an extensive collection of products available through our owned websites.
Asia: The Asia segment is comprised of sales to customers based in Australia, China (including Hong Kong, Macau and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 73 Company-owned stores as of the end of the Third Quarter and an extensive collection of products available through our owned websites.
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

Results of Operations
Quarterly Periods Ended September 30, 2023 and October 1, 2022
Consolidated Net Sales. Net sales decreased $92.2 million, or 21.1%, for the Third Quarter as compared to the Prior Year Quarter, with sales declines in all three regions. Corporate revenue decreased due to decreases in revenue recognized over time, based on the timing of progress in completing performance obligations under a licensing agreement. The sales decrease was largely driven by the wholesale channel, and to a lesser extent, softness in smartwatch sales and our store rationalization initiatives. Wholesale sales declined 24.2% (25.4% in constant currency), reflecting lower purchases by wholesale accounts due to tighter management of inventories and lower end-consumer demand. Direct to consumer sales decreased 11.4% (11.9% in constant currency), mainly due to a smaller store base. We have reduced our store footprint by 41 stores (12%), since the end of the Prior Year Quarter. Global comparable retail sales decreased 6% due to sales decreases in our retail stores and partially offset by sales increases in our owned e-commerce websites. From a category perspective, traditional watch sales decreased 18.5% (19.4% in constant currency). Sales of smartwatches declined 48.0% (49.1% in constant currency) reflecting lower consumer demand across geographies and channels and reduced marketing as compared to the Prior Year Quarter. Leathers declined 19.7% (20.2% in constant currency). Jewelry declined 8.7% (11.3% in constant currency) primarily due to declines in EMPORIO ARMANI, FOSSIL and MICHAEL KORS jewelry. From a brand perspective, sales decreased throughout most of our brand portfolio, with the most predominant declines in FOSSIL, MICHAEL KORS and EMPORIO ARMANI.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended September 30, 2023		For the 13 Weeks Ended October 1, 2022		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$152.6	44.3%	$184.3	42.2%	$(31.7)	(17.2)%	(17.6)%
Europe	107.7	31.3	143.7	32.9	(36.0)	(25.1)	(29.6)
Asia	83.0	24.1	100.2	23.0	(17.2)	(17.2)	(14.2)
Corporate	0.8	0.3	8.1	1.9	(7.3)	(90.1)	(90.1)
Total	$344.1	100.0%	$436.3	100.0%	$(92.2)	(21.1)%	(22.1)%
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended September 30, 2023		For the 13 Weeks Ended October 1, 2022
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$252.7	73.4%	$310.2	71.1%	$(57.5)	(18.5)%	(19.4)%
Smartwatches	17.3	5.0	33.3	7.6	(16.0)	(48.0)	(49.1)
Total watches	$270.0	78.4%	$343.5	78.7%	$(73.5)	(21.4)	(22.3)
Leathers	33.0	9.6	41.1	9.4	(8.1)	(19.7)	(20.2)
Jewelry	34.6	10.1	37.9	8.7	(3.3)	(8.7)	(11.3)
Other	6.5	1.9	13.8	3.2	(7.3)	(52.9)	(54.3)
Total	$344.1	100.0%	$436.3	100.0%	$(92.2)	(21.1)%	(22.1)%
In the Third Quarter, the translation of foreign-based net sales into U.S. dollars increased reported net sales by $4.4 million, including favorable impacts of $6.5 million and $0.8 million in our Europe and Americas segments, respectively, and an unfavorable impact of $2.9 million in our Asia segment as compared to the Prior Year Quarter.
Stores. The following table sets forth the number of stores on the dates indicated below:

	October 1, 2022	Opened	Closed	September 30, 2023
Americas	153	0	10	143
Europe	111	2	26	87
Asia	80	2	9	73
Total stores	344	4	45	303

Americas Net Sales. Americas net sales decreased $31.7 million, or 17.2% (17.6% in constant currency), during the Third Quarter in comparison to the Prior Year Quarter. Sales decreases were largely in the FOSSIL, MICHAEL KORS and MICHELE brands. Sales decreases in wholesale and stores were partially offset by sales increasing in our e-commerce channel. Comparable retail sales were moderately negative during the Third Quarter.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Americas segment (dollars in millions):

	For the 13 Weeks Ended September 30, 2023		For the 13 Weeks Ended October 1, 2022
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$113.6	74.4%	$132.1	71.7%	$(18.5)	(14.0)%	(14.6)%
Smartwatches	7.4	4.8	14.6	7.9	(7.2)	(49.3)	(50.0)
Total watches	$121.0	79.3%	$146.7	79.6%	$(25.7)	(17.5)	(18.1)
Leathers	20.8	13.6	27.3	14.8	(6.5)	(23.8)	(23.4)
Jewelry	8.8	5.8	8.4	4.6	0.4	4.8	4.8
Other	2.0	1.3	1.9	1.0	0.1	5.3	5.3
Total	$152.6	100.0%	$184.3	100.0%	$(31.7)	(17.2)%	(17.6)%

Europe Net Sales. Europe net sales decreased $36.0 million, or 25.1% (29.6% in constant currency), during the Third Quarter in comparison to the Prior Year Quarter. Our sales across much of the Eurozone decreased. From a brand perspective, sales decreased throughout most of our brand portfolio, with the largest decline in MICHAEL KORS. FOSSIL branded sales decreased moderately, largely driven by declines in smartwatches and jewelry while traditional watches increased 17% in constant currency. Sales declines in our wholesale and stores channels were partially offset by e-commerce sales increases. Comparable retail sales increased slightly during the Third Quarter.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Europe segment (dollars in millions)

	For the 13 Weeks Ended September 30, 2023		For the 13 Weeks Ended October 1, 2022
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$72.9	67.7%	$102.1	71.1%	$(29.2)	(28.6)%	(32.6)%
Smartwatches	5.9	5.5	10.4	7.2	(4.5)	(43.3)	(47.1)
Total watches	$78.8	73.2%	$112.5	78.3%	$(33.7)	(30.0)	(34.0)
Leathers	6.2	5.8	5.7	4.0	0.5	8.8	1.8
Jewelry	19.9	18.5	23.0	16.0	(3.1)	(13.5)	(19.1)
Other	2.8	2.6	2.5	1.7	0.3	12.0	—
Total	$107.7	100.0%	$143.7	100.0%	$(36.0)	(25.1)%	(29.6)%

Asia Net Sales. Net sales in Asia decreased $17.2 million, or 17.2% (14.2% in constant currency), during the Third Quarter in comparison to the Prior Year Quarter. Sales increased in India, and decreased across the rest of the Asia region, with the largest sales decreases in the EMPORIO ARMANI brand. FOSSIL branded sales decreased moderately, largely driven by declines in smartwatches while traditional watches increased 11% in constant currency. Comparable retail sales decreased strongly during the Third Quarter, driven by store sales declines, partially offset by increased owned e-commerce sales.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Asia segment (dollars in millions):

	For the 13 Weeks Ended September 30, 2023		For the 13 Weeks Ended October 1, 2022
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$66.1	79.6%	$76.0	75.8%	$(9.9)	(13.0)%	(10.0)%
Smartwatches	4.0	4.8	8.3	8.3	(4.3)	(51.8)	(49.4)
Total watches	$70.1	84.5%	$84.3	84.1%	$(14.2)	(16.8)	(13.9)
Leathers	6.0	7.2	8.2	8.2	(2.2)	(26.8)	(24.4)
Jewelry	5.9	7.1	6.6	6.6	(0.7)	(10.6)	(6.1)
Other	1.0	1.2	1.1	1.1	(0.1)	(9.1)	(9.1)
Total	$83.0	100.0%	$100.2	100.0%	$(17.2)	(17.2)%	(14.2)%

Gross Profit. Gross profit of $161.7 million in the Third Quarter decreased 26.4% in comparison to $219.6 million in the Prior Year Quarter. Our gross profit margin rate decreased to 47.0% in the Third Quarter compared to 50.3% in the Prior Year Quarter. The year-over-year decrease primarily reflects timing of licensor minimum royalty costs, increased revenue recognized over time in the Prior Year Quarter, due to the timing of progress in completing performance obligations under a licensing agreement and net foreign currency hedging contract losses in the Third Quarter as compared to gains in the Prior Year Quarter. These costs were partially offset by decreased freight costs.
Operating Expenses. Total operating expenses in the Third Quarter increased by 5.5% to $208.1 million or 60.5% of net sales, in comparison to $197.1 million or 45.2% of net sales in the Prior Year Quarter. SG&A expenses were $191.4 million in the Third Quarter as compared to $196.5 million in the Prior Year Quarter. As a percentage of net sales, SG&A expenses increased to 55.6% in the Third Quarter as compared to 45.0% in the Prior Year Quarter due to decreased sales. Restructuring expenses were $16.0 million in the Third Quarter, compared to zero in the Prior Year Quarter. We incurred other long-lived asset impairment charges of $0.6 million in both the Third Quarter and Prior Year Quarter. The translation of foreign-denominated expenses during the Third Quarter increased operating expenses by $2.4 million as a result of the weaker U.S. dollar.
Operating Income (loss). Operating loss in the Third Quarter was $46.4 million as compared to an operating income of $22.5 million in the Prior Year Quarter. As a percentage of net sales, operating margin was (13.5)% in the Third Quarter compared to 5.2% in the Prior Year Quarter. Operating margin rate in the Third Quarter included an unfavorable impact of 10 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended September 30, 2023	For the 13 Weeks Ended October 1, 2022	Change		Operating Margin %
			Dollars	Percentage	2023	2022
Americas	$25.8	$33.4	$(7.6)	(22.8)%	16.9%	18.1%
Europe	13.3	31.1	(17.8)	(57.2)	12.3	21.6
Asia	16.0	17.5	(1.5)	(8.6)	19.2	17.5
Corporate	(101.5)	(59.5)	(42.0)	(70.6)
Total operating income (loss)	$(46.4)	$22.5	$(68.9)	(306.2)%	(13.5)%	5.2%
Interest Expense. Interest expense increased by $0.6 million during the Third Quarter compared to the Prior Year Quarter, primarily driven by increased interest rates.
Other Income (Expense)-Net. During the Third Quarter, other income (expense)-net was an expense of $3.1 million in comparison to an expense of $1.9 million in the Prior Year Quarter, reflecting increased net currency losses in the Third Quarter as compared to the Prior Year Quarter.
    Provision for Income Taxes. Income tax expense for the Third Quarter was $5.6 million, resulting in an effective income tax rate of (10.1)%. For the Prior Year Quarter, income tax expense was $9.2 million, resulting in an effective income tax rate of 59.5%. The effective tax rate in the Third Quarter was unfavorable as compared to the Prior Year Quarter due to income tax accrued on certain foreign income and no tax benefit has been accrued on the Third Quarter U.S. tax losses and certain foreign tax losses due to the uncertainty of whether they can be used in the future, ultimately resulting in a negative effective tax rate.

Net Income (Loss) Attributable to Fossil Group, Inc. Third Quarter net income (loss) attributable to Fossil Group, Inc. was net loss of $61.1 million, or $1.16 per diluted share, in comparison to a net income of $5.8 million, or $0.11 per diluted share, in the Prior Year Quarter. During the Third Quarter, currencies unfavorably affected loss per diluted share by approximately $0.05.

Adjusted Net Income (Loss). Adjusted net income (loss) for the Third Quarter was a net loss of $49.0 million with adjusted loss per diluted share of $0.93 compared to adjusted net income of $6.3 million with adjusted income per diluted share of $0.12 in the Prior Year Quarter.

Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 13 Weeks Ended September 30, 2023		For the 13 Weeks Ended October 1, 2022
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(55.2)	(16.1)%	$15.5	3.6%
Plus:
Interest expense	5.8		5.1
Amortization and depreciation	4.5		5.6
Other long-lived asset impairments	0.6		0.6
Other non-cash charges	(0.2)		(0.4)
Stock-based compensation	1.5		(0.3)
Restructuring expense	16.0		—
Restructuring cost of sales	(1.3)		—
Less:
Interest income	1.0		0.1
Adjusted EBITDA	$(29.3)	(8.4)%	$26.0	6.0%

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

	For the 13 Weeks Ended September 30, 2023
($ in millions, except per share data):	As Reported	Restructuring Cost of Sales	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(46.4)	$(1.3)	$0.6	$16.0	$(31.1)
Operating margin (% of net sales)	(13.5)%				(9.0)%
Interest expense	$(5.8)	$—	$—	$—	$(5.8)
Other income (expense) - net	(3.1)	—	—	—	(3.1)
Income (loss) before income taxes	(55.2)	(1.3)	0.6	16.0	(39.9)
Provision (benefit) for income taxes	5.6	(0.3)	0.1	3.4	8.8
Less: net income attributable to noncontrolling interest	(0.3)	—	—	—	(0.3)
Net income (loss) attributable to Fossil Group, Inc.	$(61.1)	$(1.0)	$0.5	$12.6	$(49.0)
Diluted earnings (loss) per share	$(1.16)	$(0.02)	$0.01	$0.24	$(0.93)

	For the 13 Weeks Ended October 1, 2022
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	As Adjusted
Operating income (loss)	$22.5	$0.6	$23.1
Operating margin (% of net sales)	5.2%		5.3%
Interest expense	(5.1)	—	(5.1)
Other income (expense) - net	(1.9)	—	(1.9)
Income (loss) before income taxes	15.5	0.6	16.1
Provision for income taxes	9.2	0.1	9.3
Less: Net income attributable to noncontrolling interest	(0.4)	—	(0.4)
Net income (loss) attributable to Fossil Group, Inc.	$5.8	$0.5	$6.3
Diluted earnings (loss) per share	$0.11	$0.01	$0.12

Fiscal Year To Date Periods Ended September 30, 2023 and October 1, 2022
Consolidated Net Sales. Net sales decreased $192.2 million or 16.2% (15.5% in constant currency) for the Year To Date Period as compared to the Prior Year YTD Period. Sales declined in all three regions. Corporate revenue decreased due to decreases in revenue recognized over time, based on the timing of progress in completing performance obligations under a licensing agreement. The sales decrease was largely driven by the wholesale channel, and to a lesser extent softness in smartwatch sales and our store rationalization initiatives. Sales declined in wholesale and retail store channels, while owned e-commerce sales increased. Global comparable retail sales increased 3% due to the sales increases in our owned e-commerce websites. Sales of smartwatches declined due to lower consumer demand across geographies and channels and reduced marketing as compared to the Prior Year YTD Period. From a brand perspective, sales decreased throughout most of our brand portfolio, with the most predominant declines in MICHAEL KORS, FOSSIL and EMPORIO ARMANI.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 39 Weeks Ended September 30, 2023		For the 39 Weeks Ended October 1, 2022		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$437.2	44.1%	$514.5	43.5%	$(77.3)	(15.0)%	(15.2)%
Europe	301.6	30.4	376.1	31.8	(74.5)	(19.8)	(20.5)
Asia	247.3	25.0	279.6	23.6	(32.3)	(11.6)	(7.3)
Corporate	5.0	0.5	13.1	1.1	(8.1)	(61.8)	(61.8)
Total	$991.1	100.0%	$1,183.3	100.0%	$(192.2)	(16.2)%	(15.5)%

Net sales information by product category is summarized as follows (dollars in millions):

	For the 39 Weeks Ended September 30, 2023		For the 39 Weeks Ended October 1, 2022		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$714.2	72.1%	$830.3	70.2%	$(116.1)	(14.0)%	(13.2)%
Smartwatches	59.5	6.0	104.7	8.8	(45.2)	(43.2)	(42.6)
Total watches	$773.7	78.1%	$935.0	79.0%	$(161.3)	(17.3)	(16.5)
Leathers	106.6	10.8	111.2	9.4	(4.6)	(4.1)	(3.1)
Jewelry	91.0	9.2	106.5	9.0	(15.5)	(14.6)	(14.3)
Other	19.8	2.0	30.6	2.6	(10.8)	(35.3)	(34.9)
Total	$991.1	100.0%	$1,183.3	100.0%	$(192.2)	(16.2)%	(15.5)%
In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by $8.5 million, including unfavorable impacts of $12.0 million in Asia and favorable impacts of $2.5 million and $1.0 million in our Europe and Americas segments, respectively, compared to the Prior Year YTD Period.
Americas Net Sales. Americas net sales decreased $77.3 million, or 15.0% (15.2% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. The sales declines were across brands, but most significantly in the MICHAEL KORS brand. Sales declined in our wholesale and store channels and were partially offset by e-commerce sales increases. Comparable retail sales were slightly positive during the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Americas segment (dollars in millions):

	For the 39 Weeks Ended September 30, 2023		For the 39 Weeks Ended October 1, 2022		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$313.8	71.8%	$366.7	71.3%	$(52.9)	(14.4)%	(14.9)%
Smartwatches	28.3	6.5	$47.2	9.2	(18.9)	(40.0)	(40.3)
Total watches	$342.1	78.2%	$413.9	80.5%	$(71.8)	(17.3)	(17.8)
Leathers	68.9	15.8	69.1	13.4	(0.2)	(0.3)	0.6
Jewelry	20.4	4.7	25.5	5.0	(5.1)	(20.0)	(19.6)
Other	5.8	1.3	6.0	1.1	(0.2)	(3.3)	(3.3)
Total	$437.2	100.0%	$514.5	100.0%	$(77.3)	(15.0)%	(15.2)%

Europe Net Sales. Europe net sales decreased $74.5 million, or 19.8% (20.5% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. Sales decreased across the Eurozone and in the majority of our brands, with the largest declines in MICHAEL KORS. Sales growth in our owned e-commerce was more than offset by declines in other channels. Comparable retail sales in the region also increased moderately during the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Europe segment (dollars in millions):

	For the 39 Weeks Ended September 30, 2023		For the 39 Weeks Ended October 1, 2022		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$204.2	67.7%	$253.7	67.5%	$(49.5)	(19.5)%	(20.1)%
Smartwatches	17.8	5.9	33.3	8.8	(15.5)	(46.5)	(47.1)
Total watches	$222.0	73.6%	$287.0	76.3%	$(65.0)	(22.6)	(23.2)
Leathers	17.9	6.0	18.4	4.9	(0.5)	(2.7)	(2.7)
Jewelry	53.8	17.8	62.7	16.7	(8.9)	(14.2)	(15.5)
Other	7.9	2.6	8.0	2.1	(0.1)	(1.3)	(2.5)
Total	$301.6	100.0%	$376.1	100.0%	$(74.5)	(19.8)%	(20.5)%

Asia Net Sales. Asia net sales decreased $32.3 million, or 11.6% (7.3% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. Net Sales declined across all channels and the majority of the region during the Year To Date Period as compared to the Prior Year YTD Period, with the most significant sales declines in China. Sales declines were predominantly in EMPORIO ARMANI and FOSSIL brands. Comparable retail sales declined moderately for the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Asia segment (dollars in millions):

	For the 39 Weeks Ended September 30, 2023		For the 39 Weeks Ended October 1, 2022		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$194.3	78.6%	$209.9	75.1%	$(15.6)	(7.4)%	(3.0)%
Smartwatches	13.4	5.4	24.1	8.6	(10.7)	(44.4)	(40.7)
Total watches	$207.7	84.0%	$234.0	83.7%	$(26.3)	(11.2)	(6.9)
Leathers	19.7	8.0	23.8	8.5	(4.1)	(17.2)	(14.3)
Jewelry	16.8	6.8	18.2	6.5	(1.4)	(7.7)	(2.7)
Other	3.1	1.2	3.6	1.3	(0.5)	(13.9)	(8.3)
Total	$247.3	100.0%	$279.6	100.0%	$(32.3)	(11.6)%	(7.3)%

Gross Profit. Gross profit of $479.0 million in the Year To Date Period decreased $116.2 million, or 19.5%, in comparison to $595.3 million in the Prior Year YTD Period. Gross profit margin rate decreased to 48.3% in the Year To Date Period compared to 50.3% in the Prior Year YTD Period. The gross profit margin rate declined largely due to increased promotions, an unfavorable currency impact, increased licensor minimum royalty costs and restructuring charges related to product offering exits. These costs were partially offset by reduced freight costs and favorable region and product mix.
Operating Expenses. For the Year To Date Period, total operating expenses increased to $598.1 million compared to $598.0 million in the Prior Year YTD Period. SG&A expenses were $569.5 million in the Year To Date Period in comparison to $591.5 million in the Prior Year YTD Period. As a percentage of net sales, SG&A expenses increased to 57.5% in the Year To Date Period as compared to 50.0% in the Prior Year YTD Period, mainly driven by decreased sales. During the Year To Date Period, we incurred restructuring costs of $27.7 million in comparison to restructuring costs of $5.4 million in the Prior

Year YTD Period. We incurred other long-lived asset impairment charges of $0.8 million in the Year To Date Period compared to charges of $1.1 million in the Prior Year YTD Period. The translation of foreign-denominated expenses during the Year To Date Period decreased operating expenses by $3.6 million when compared to the Prior Year YTD Period, as a result of the stronger U.S. dollar.
Operating Income (Loss). Operating income (loss) was a loss of $119.0 million in the Year To Date Period as compared to a loss of $2.7 million in the Prior Year YTD Period. The operating loss in the Year To Date Period was primarily due to deleveraging of expenses with the decline in net sales. As a percentage of net sales, operating margin was (12.0)% in the Year To Date Period as compared to (0.2)% in the Prior Year YTD Period and was negatively impacted by approximately 140 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 39 Weeks Ended September 30, 2023	For the 39 Weeks Ended October 1, 2022	Change		Operating Margin %
			Dollars	Percentage	2023	2022
Americas	$61.8	$88.0	$(26.2)	(29.8)%	14.0%	17.1%
Europe	19.6	65.5	(45.9)	(70.1)	6.5	17.4
Asia	30.6	38.8	(8.2)	(21.1)	12.4	13.9
Corporate	(231.0)	(195.0)	(36.0)	(18.5)
Total operating income (loss)	$(119.0)	$(2.7)	$(116.3)	(4,307.4)%	(12.0)%	(0.2)%

Interest Expense. Interest expense increased by $2.7 million during the Year To Date Period, primarily driven by increased interest rates and increased debt balance compared to the Prior Year YTD Period.
Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net was income of $6.8 million in comparison to an expense of $1.9 million in the Prior Year YTD Period. The change in other income (expense)-net was largely reflective of net currency gains in the Year To Date Period as compared to net currency losses in the Prior Year YTD Period and increased interest income in the Year to Date Period.
Provision for Income Taxes. Income tax benefit for the Year To Date Period was less than $0.1 million, resulting in an effective income tax rate of 0.03%. The Prior Year YTD Period income tax expense was $15.9 million resulting in an effective tax rate of (87.9)%. The Year to Date Period effective tax rate was favorable to the Prior Year YTD Period due to reduced foreign income taxes and discrete items. No tax benefit has been accrued on the Year to Date Period U.S. tax losses and certain foreign tax losses due to the uncertainty of whether they can be used in the future. The Year to Date Period effective tax rate is positive because income tax benefit was accrued on certain foreign losses combined with favorable discrete items.
Net Income (Loss) Attributable to Fossil Group, Inc. For the Year To Date Period, we had a net loss of $128.9 million, or $2.47 per diluted share, in comparison to a loss of $34.7 million, or $0.67 per diluted share, in the Prior Year YTD Period. Diluted loss per share in the Year To Date Period, as compared to the Prior Year YTD Period, was negatively impacted by $0.12 per diluted share due to the currency impact of a stronger U.S. dollar.

Adjusted Net Income (Loss). Adjusted net loss for the Year To Date Period was $101.0 million with adjusted loss per diluted share of $1.94 compared to adjusted net loss of $29.5 million with adjusted loss per diluted share of $0.57 in the Prior Year YTD Period.

Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 39 Weeks Ended September 30, 2023		For the 39 Weeks Ended October 1, 2022
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(128.3)	(12.9)%	$(18.1)	(1.5)%
Plus:
Interest expense	16.1		13.4
Amortization and depreciation	14.5		17.6
Other long-lived asset impairments	0.8		1.1
Other non-cash charges	(0.9)		(1.6)
Stock-based compensation	4.6		5.8
Restructuring expense	27.7		5.4
Restructuring cost of sales	6.8		—
Less:
Interest income	2.3		(0.4)
Adjusted EBITDA	$(61.0)	(6.1)%	$24.0	2.0%

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

	For the 39 Weeks Ended September 30, 2023
($ in millions, except per share data):	As Reported	Restructuring Cost of Sales	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(119.0)	$6.8	$0.8	$27.7	$(83.7)
Operating margin (% of net sales)	(12.0)%				(8.4)%
Interest expense	$(16.1)	$—	$—	$—	$(16.1)
Other income (expense) - net	6.8	—	—	—	6.8
Income (loss) before income taxes	(128.3)	6.8	0.8	27.7	(93.0)
Provision for income taxes	—	1.4	0.2	5.8	7.4
Less: net income attributable to noncontrolling interest	(0.6)	—	—	—	(0.6)
Net income (loss) attributable to Fossil Group, Inc.	$(128.9)	$5.4	$0.6	$21.9	$(101.0)
Diluted earnings (loss) per share	$(2.47)	$0.10	$0.01	$0.42	$(1.94)

	For the 39 Weeks Ended October 1, 2022
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(2.7)	$1.1	$5.4	$3.8
Operating margin (% of net sales)	(0.2)%			0.3%
Interest expense	$(13.4)	$—	$—	$(13.4)
Other income (expense) - net	(1.9)	—	—	(1.9)
Income (loss) before income taxes	(18.1)	1.1	5.4	(11.6)
Provision for income taxes	15.9	0.2	1.1	17.2
Less: Net income attributable to noncontrolling interest	(0.7)	—	—	(0.7)
Net income (loss) attributable to Fossil Group, Inc.	$(34.7)	$0.9	$4.3	$(29.5)
Diluted earnings (loss) per share	$(0.67)	$0.02	$0.08	$(0.57)

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the Third Quarter was $116.1 million, including $114.8 million held in banks outside the U.S., in comparison to cash and cash equivalents of $162.6 million at the end of the Prior Year Quarter and $198.7 million at the end of fiscal year 2022. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring expenditures and capital expenditures.
At the end of the Third Quarter, we had net working capital of $436.4 million compared to net working capital of $586.6 million at the end of the Prior Year Quarter. At the end of the Third Quarter, we had $0.5 million of short-term borrowings and $255.9 million in long-term debt including unamortized issuance costs compared to $0.4 million of short-term borrowings and $293.6 million in long-term debt including unamortized issuance costs at the end of the Prior Year Quarter.
Operating Activities. Cash used in operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities of $108.0 million in the Year To Date Period decreased $106.8 million from the Prior Year YTD Period, primarily due to proactively managing our inventory levels down in the Year To Date Period, and partially offset by decreased earnings in the Year To Date Period compared to the Prior Year YTD Period.
Investing Activities. Investing cash flows consist of capital expenditures and an increase in intangible and other assets.
Financing Activities. Financing cash flows primarily consist of borrowings and repayments of debt. The $96.5 million decrease in financing cash flows year-over-year was primarily due to less net borrowings during the Year To Date Period compared to the Prior Year YTD Period under the Revolving Facility.
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

The following table shows our sources of liquidity (in millions):

	September 30, 2023	October 1, 2022
Cash and cash equivalents	$116.1	$162.6
Revolver availability	23.4	50.4
Total liquidity	$139.5	$213.0

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
Year To Date 2023 Activity: We had net borrowings of $38.5 million under the Revolving Facility during the Year To Date Period at an average interest rate of 6.5%. As of September 30, 2023, we had $150.0 million outstanding under the Notes and $111.5 million outstanding under the Revolving Facility. We also had unamortized debt issuance costs of $5.5 million recorded in long-term debt and $2.6 million recorded in intangible and other assets-net on the condensed consolidated balance sheets. In addition, we had $4.5 million of outstanding standby letters of credit at September 30, 2023. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby letters of credit. As of September 30, 2023, we had available borrowing capacity of $23.4 million under the Revolving Facility. At September 30, 2023, we were in compliance with all debt covenants related to our credit facilities.
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

Forward-Looking Statements
The statements contained in this Quarterly Report on Form10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in this "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words "may," "believes," "will," "should," "seek," "forecast," "outlook," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "predict," "potential," "plan," "expect" or the negative or plural of these words or similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: increased political uncertainty; the effect of worldwide economic conditions; the effect of a pandemic; risks related to the success of our TAG Plan; significant changes in consumer spending patterns or preferences; interruptions or delays in the supply of key components or products; acts of war or acts of terrorism; loss of key facilities; data breach or information systems disruptions; changes in foreign currency valuations in relation to the U.S. dollar; lower levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines; changes in the mix of product sales; the effects of vigorous competition in the markets in which we operate; compliance with debt covenants and other contractual provisions and meeting debt service obligations; risks related to the success of our business strategy; the termination or non-renewal of material licenses; risks related to foreign operations and manufacturing; changes in the costs of materials and labor; government regulation and tariffs; our ability to secure and protect trademarks and other intellectual property rights; levels of traffic to and management of our retail stores; loss of key personnel; and the outcome of current and possible future litigation.
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
The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at September 30, 2023 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	91.3	U.S. dollar	100.2	March 2025
Canadian dollar	41.2	U.S. dollar	31.0	March 2025
Mexican peso	220.3	U.S. dollar	12.5	June 2024
British pound	8.1	U.S. dollar	10.2	March 2025
Australian dollar	7.8	U.S. dollar	5.2	September 2024
Japanese yen	602.6	U.S. dollar	4.6	March 2025
U.S. dollar	7.7	Japanese yen	1,040.0	July 2024
If we were to settle our forward contracts listed in the table above as of September 30, 2023, there would have been a $3.8 million gain. As of September 30, 2023, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $9.0 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of September 30, 2023, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $26.2 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of September 30, 2023, a 100 basis point increase in interest rates would increase annual interest expense by $1.0 million.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of September 30, 2023.
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

Item 5. Other Information
Rule 10b5-1 Trading Plans. None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended September 30, 2023.

Sixth Amended and Restated Bylaws. On November 6, 2023, the Board of Directors (the “Board”) of the Company approved and adopted the Company’s Sixth Amended and Restated Bylaws (the “Amended and Restated Bylaws”), which became effective the same day. Among other things, the amendments effected by the Amended and Restated Bylaws:

•address the universal proxy rules adopted by the U.S. Securities and Exchange Commission (the “SEC”), by clarifying that no person may solicit proxies in support of a director nominee other than the Board’s nominees unless such person has complied with Rule 14a-19 under the Securities Exchange Act of 1934, as amended, including applicable notice and solicitation requirements;
•require that a stockholder delivering a notice of nomination must include a representation that it intends to solicit proxies from stockholders representing at least 67% of the voting power of shares entitled to vote on the election of directors;
•require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white, which shall be reserved for exclusive use by the Board; and
•enhance procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of proposals regarding other business at stockholder meetings, including requiring additional background information and disclosures regarding proposing stockholders, proposed nominees and business, and other persons related to a stockholder’s solicitation of proxies, such as additional information about the ownership of securities and material litigation, relationships and interests in material agreements with or involving the Company.

The Amended and Restated Bylaws also include certain technical, modernizing and clarifying changes.

The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws attached hereto as Exhibit 3.4, which is incorporated herein by reference.

Indemnification Agreements. On November 7, 2023, the Company entered into indemnification agreement (the “Indemnification Agreement”) with each of its directors and each of its executive officers (each, an “indemnitee”). Pursuant to the Indemnification Agreements, the Company agreed to provide each indemnitee contractual indemnification meant to supplement the Company’s indemnification obligations contained in the Third Amended and Restated Certificate of Incorporation of Fossil Group, Inc., as amended to date, and as required by Delaware law. The Indemnification Agreement with each indemnitee provides that the Company will indemnify and hold harmless the indemnitee to the fullest extent permitted by law, as may be amended from time to time, against any and all expenses actually and reasonably incurred by indemnitee or on indemnitee’s behalf in connection with any proceeding or claim that indemnitee is a party or is threatened to be made a party by reason of the indemnitee’s corporate status if indemnitee acted in good faith and in a manner indemnitee reasonably believe to be in or not opposed to the best interests of the Company. In addition, the indemnification agreement provides that, where the Company and the indemnitee are jointly liable, the Company shall be obligated to contribute to the liability of indemnitee, as well as provides for the advancement of fees and expenses, including fees and expenses in serving as a witness in any proceeding relating to indemnitee’s corporate status, subject to certain exceptions. The duration of each indemnification agreement shall continue after the indemnitee has ceased to serve as a director or officer of the Company and shall be binding upon and inure to the benefit of indemnitee's successors and assigns.

The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Indemnification Agreement attached hereto as Exhibit 10.2, which is incorporated herein by reference.

Severance Agreements. On November 7, 2023, Fossil Group, Inc. (the “Company”) entered into an Executive Severance Agreement (the “Agreement”) with the Company’s Executive Vice President and Chief Financial Officer, Sunil M. Doshi (the “Executive”). Pursuant to the Agreement, the Executive will be entitled to certain benefits (“Severance Benefits”) upon the Executive’s “separation from service” as defined in Section 409A of the Internal Revenue Code (the “Termination of Service”) by the Company without Cause (as defined in the Agreement) or the Executive’s resignation for Good Reason (as defined in the Agreement), provided that the Executive (i) is in compliance with all restrictive covenants in any written agreement between an Executive and the Company, and (ii) has executed and delivered a release of claims prepared by the Company within 50 days following the date of the Termination of Service (the “Termination Date”).

Pursuant to the Agreement, upon Executive’s Termination of Service by the Company without Cause or Executive’s resignation for Good Reason, Executive will be entitled to the following Severance Benefits under the Agreement: (i) 18 months of Executive’s then current base salary in effect as of the Termination Date, payable in a lump sum; (ii) the following cash bonuses under any cash bonus plan for which Executive was eligible on the Termination Date: (x) a pro-rata amount of the target bonus Executive would have received if such Termination of Service had not occurred for the fiscal year under such cash bonus plan, payable in a lump sum, and (y) 1.0 times the full target bonus for which Executive was eligible if such Termination of Service had not occurred for the fiscal year under such bonus plan, payable in a lump sum; (iii) any outstanding non-performance-based restricted stock unit and stock appreciation right awards granted pursuant to the Fossil Group, Inc. 2016 Long-Term Incentive Plan (the “Incentive Plan”), will become fully vested as of the Termination Date; (iv) any outstanding performance-based restricted stock unit awards granted pursuant to the Incentive Plan, will vest pro-rata, as set forth in the Agreement; and (v) all vested stock appreciation rights will be exercisable until the earlier of (x) the expiration date of such award or (y) 24 months from the Termination Date.

In addition, the Agreement provides that the Company will pay Executive on a monthly basis, an amount equal to the Company-paid portion of the health insurance premiums that were paid by the Company on behalf of the Executive immediately prior to the Termination Date to be used by Executive to purchase health coverage for a period of 18 months from the Termination Date or until Executive becomes eligible to participate in another employer’s health care plan, whichever date is earlier.

The Agreement contains non-competition and non-solicitation provisions pursuant to which Executive will be prohibited from competing with, or soliciting clients, manufacturers or suppliers of, the Company and its affiliates and from soliciting any of the Company’s or its affiliates’ employees or independent contractors for 18 months following Executive’s Termination Date.

The foregoing description of the Severance Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Severance Agreement attached hereto as Exhibit 10.3, which is incorporated herein by reference.

The Company previously entered into executive severance agreements with certain other executives, including Messrs. Jeffrey N. Boyer and Darren E. Hart, as more fully described in the Company's Proxy Statement filed with the SEC on April 12, 2023.

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

3.3
Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 26, 2023).

3.4(1)	Sixth Amended and Restated Bylaws of Fossil Group, Inc.

10.1(1)(3)	Amendment Number Two to the Fossil Group, Inc. 2020 Cash Incentive Plan

10.2(1)(3)	Form of Indemnification Agreement signed by directors and executive officers.

10.3(1)(3)	Severance Agreement, dated as of November 6, 2023, by and between the Company and Sunil M. Doshi.

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

FOSSIL GROUP, INC.

November 9, 2023	/S/ SUNIL M. DOSHI
Sunil M. Doshi
Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)