Form 10-K
period 2023-12-30
Fossil Group, Inc.
filed 2024-03-13
CIK 883569

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock, $0.01 par value per share, held by non-affiliates of the registrant, based on the last sale price of the common stock as reported by the NASDAQ Global Select Market on July 1, 2023 was $116.7 million. For purposes of this computation, all officers, directors and 10% non-passive beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% non-passive beneficial owners are, in fact, affiliates of the registrant.
As of March 1, 2024, 52,491,710 shares of common stock were outstanding.
_________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be furnished to shareholders in connection with its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

FOSSIL GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2023

        In this Annual Report, references to “we,” “our,” “us,” "Fossil" and the “Company” refer to Fossil Group, Inc., including its consolidated subsidiaries as of December 30, 2023 ("fiscal 2023"), December 31, 2022 ("fiscal 2022") and January 1, 2022 ("fiscal 2021").
NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Annual Report"), including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Business,” contains forward-looking statements based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and generally may be identified by terms such as “believe,” “may,” “will,” “should,” “seek,” “forecast,” “outlook,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “potential,” “plan,” “expect” or the negative or plural of these words or similar expressions. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission (the "SEC"). In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by pandemics and any worsening of the global business and economic environment. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

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

Pandemic and Public Health Risks

•any impacts from pandemics and actions taken by governments, businesses, and individuals in response to pandemics.

Strategic Risks

•our restructuring program may not be successful or we may not fully realize the expected cost savings and/or operating efficiencies from our restructuring plans;
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

Operational Risks

•supply chain disruptions resulting from changes in U.S. trade policy with China or as a result of a pandemic;
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

•we are highly leveraged;
•our failure to comply with the covenants contained in our debt agreements;
•our borrowings may fluctuate significantly;
•our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations;
•our ability to generate sufficient cash flows to meet our debt service obligations;
•we may incur significantly more debt, including secured debt;
•we could face a downgrade in our debt ratings;
•our indebtedness exposes us to interest rate risk;
•we have restrictive covenants in our secured asset-based revolving credit agreement.

Financial Risks

•we may not achieve consistent profitability or positive cash flows;
•a significant portion of our cash, cash equivalents and investments are held by our foreign subsidiaries;
•changes in the mix of product sales demand;
•impact of potential changes to international tax rules;
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

Risks Relating to our Common Stock

•failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities;
•activist shareholders could negatively affect our business;
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
Trademarks, service marks, trade names and copyrights

We use our FOSSIL, MICHELE, RELIC, SKAGEN and ZODIAC trademarks, as well as other trademarks, on watches, our FOSSIL and SKAGEN trademarks on jewelry, and our FOSSIL trademark on leather goods and other fashion accessories in the U.S. and in a significant number of foreign countries. We also use FOSSIL, WATCH STATION INTERNATIONAL and WSI as trademarks on retail stores and FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL, WSI, ZODIAC and MICHELE as trademarks on online e-commerce sites. This Annual Report may also contain other trademarks, service marks, trade names and copyrights of ours or of other companies with whom we have, for example, licensing agreements to produce, market and distribute products. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this Annual Report may be listed without the TM, SM, © and ® symbols, as applicable, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors, if any, to these trademarks, service marks, trade names and copyrights.

PART I
Item 1. Business
Company
We are a design, innovation and distribution company specializing in consumer fashion accessories. Our products include watches, jewelry, handbags, small leather goods, belts and sunglasses. We design, develop, market and distribute products under our owned brands FOSSIL, SKAGEN, MICHELE, RELIC and ZODIAC and licensed brands ARMANI EXCHANGE, DIESEL, DKNY, EMPORIO ARMANI, KATE SPADE NEW YORK, MICHAEL KORS, and TORY BURCH. Based on our range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.
Operating Strategy

Our goal is to drive shareholder value and make a positive impact on our people, planet and communities. We continue to operate in a very challenging business environment for our product offerings. In early 2023, we initiated our Transform and Grow plan (“TAG”), which was initially designed to reduce operating expenses, improve operating margins and advance our path to profitable growth. In August 2023, as a result of a more comprehensive business review, we expanded TAG to address a broader transformation and capture a greater level of benefits.

Under the expanded program, the “Transform” aspect of TAG focuses on optimizing our core categories, brands, geographies and channels. Through this wider lens, we intend to restructure our operations to achieve improved gross margins, lower operating expenses and to reduce our working capital requirements. This comprehensive initiative encompasses various domains such as:

•organization and operating model optimization;
•sourcing and cost of goods sold opportunities;
•pricing, promotion, and markdown improvements;
•end-to-end product planning and inventory management enhancements;
•indirect procurement efficiencies, including marketing and information technology areas;
•logistics and distribution center operations efficiencies;
•store rationalization and optimization programs.

Under TAG, the Company is targeting approximately $300 million of annualized operating income benefits by the end of 2025. In addition to the economic benefits of TAG, the Company expects to significantly improve its operating model, moving from a decentralized, regional focused organization to a global brand and commercial model. We expect these changes will enable us to:

•adapt our operations to more effectively address challenges through enhanced global focus, top-down alignment, and decision-making rigor;
•instigate an ongoing, sustainable operating model, underscored by a culture of enhanced accountability;
•establish a more effective and efficient leadership structure.

The “Growth” aspect of TAG consists of investing in three key growth pillars to drive sustained and profitable revenue growth. These growth pillars are: (1) revitalizing the FOSSIL brand, (2) maximizing our licensed brand portfolio in watches and jewelry and (3) growing our premium watch offerings. We believe that these growth pillars are best enabled by our digital transformation, marketing capabilities and technology investments.

To execute TAG, we have established a Transformation Office. The Transformation Office is composed of members of our senior management supported by a leading management consulting firm specializing in assisting companies in complex reorganizations. Additionally, the Board of Directors has established a Special Board Committee to provide primary board oversight of the Transformation Office and drive accountability, timeliness and results of the program.

As we execute against the entire scope of TAG, we have an opportunity to improve our operating fundamentals, right size our cost structure, and return to sales growth. Aided by these measures, our long-term goal is to achieve adjusted gross margins above 50% and adjusted operating margins of approximately 10%.

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

Brand Building

Our ambition is to capture a greater share of the growing global accessories market with a collection of the world's most distinctive brands. We are investing in and strengthening each brand within our diverse owned and licensed portfolio, connecting with customers across price point, channel, geography and styles.

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

Proprietary Brands

Our owned brands include FOSSIL, SKAGEN, MICHELE, RELIC and ZODIAC.
FOSSIL
FOSSIL is a leading global lifestyle accessories brand inspired by creativity and ingenuity, dedicated to connecting people to what matters most: time. FOSSIL takes pride in creating timeless and exceptionally crafted watches, leather goods and jewelry designed to accompany you on every journey life presents. Today, we are on a mission, continuing our decade-long commitment to "Make Time For Good," while building a dynamic, multi-channel organization connecting with customers all over the world.

SKAGEN
Since 1989, SKAGEN has been inspired by the city of Skagen and the Danish coastline. SKAGEN embraced Danish minimalism, creating slim styles and color combinations that reflect coastal living—an understated style that’s still authentic to the brand today. Denmark has much to celebrate. As SKAGEN honors its heritage, the brand is expanding its range of influence to include areas of relevance that are of the moment.
MICHELE
MICHELE timepieces are an extension and reflection of the women who wear them. Every MICHELE watch is built to celebrate feminine ambition and boldness—a reminder of all a woman has accomplished as she builds her legacy. MICHELE's beautifully-feminine timepieces use precise Swiss movements, genuine gemstones and diamonds, and premium finishes. Each luxury timepiece is distinctly and recognizably MICHELE with signature elements and bold art deco-inspired details.
RELIC
RELIC by Fossil is an American watch and lifestyle brand creatively delivering accessible, updated casual designs. With each of our signature watches and accessories, we create styles that fit your everyday lifestyle.
ZODIAC
With a rich legacy dating back to 1882, ZODIAC is dedicated to excellence in precision, bold design and craftsmanship with authentic Swiss horology. Today, ZODIAC creates exclusive watches that maintain historical authenticity to vintage models while incorporating contemporary updates, proprietary movements and always-improving functionality.

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
Products
We design, develop, market and distribute accessories across a variety of product categories: traditional watches, jewelry, handbags, small leather goods, belts and sunglasses. Additionally, we manufacture and/or distribute private label brands, as well as branded products purchased for resale in certain of our other branded retail stores. The following table sets forth certain information with respect to the breakdown of our net sales and percentage change among proprietary, licensed and other brands for the fiscal years indicated (in millions, except for percentage data):

	Fiscal Year
	2023		2022		2021
	Dollars	% Change	Dollars	% Change	Dollars
Net sales
Proprietary	$720.4	(10.8)%	$807.7	(6.0)%	$859.3
Licensed	631.0	(19.3)	781.7	(17.2)	944.3
Other	61.0	(34.4)	93.0	40.1	66.4
Total	$1,412.4	(16.0)%	$1,682.4	(10.0)%	$1,870.0
Traditional Watches
Watches are our core global business. Sales of watches for fiscal years 2023, 2022 and 2021 accounted for approximately 77.6%, 77.9% and 80.9%, respectively, of our consolidated net sales.
Licensed Brands
We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain globally recognized fashion brands. The following table sets forth information with respect to our primary watch licenses:

Brand	Expiration Date [1]
ARMANI EXCHANGE	12/31/2026
DIESEL	12/31/2027
DKNY	12/31/2024
EMPORIO ARMANI	12/31/2026
KATE SPADE NEW YORK	12/31/2025
MICHAEL KORS	12/31/2025
TORY BURCH	12/30/2028
___________________________________________________________________
(1) Subject to early termination in certain circumstances

We also license certain internationally known brand names, such as Skechers, for limited distribution in select markets. Our license agreement with DKNY expires at the end of 2024, and we do not plan to renew the license.

Fashion Accessories
In addition to our core watch business, we also design and create handbags, small leather goods, and belts across certain of our owned brands and jewelry under our owned brands and certain licensed brands. In the U.S. and certain international markets, we generally market our fashion accessory lines through the same distribution channels as our watches using similar marketing approaches. Our fashion accessories are typically sold in locations adjacent to watch departments, in store or online, which may lead to purchases by persons who are familiar with our watch brands. Sales of our accessory lines accounted for 20.5%, 19.8% and 16.9% of our consolidated net sales in fiscal years 2023, 2022 and 2021, respectively.
The following table sets forth information about our fashion accessories:

Brand	Accessory Category
DIESEL	Jewelry
EMPORIO ARMANI	Jewelry
FOSSIL	Handbags, small leather goods, belts, eyewear, jewelry
MICHAEL KORS	Jewelry
SKAGEN	Jewelry
Licensed Eyewear
We have a license agreement with the Safilo Group for both FOSSIL branded sunglasses and optical frames worldwide, which expires on December 31, 2028. The license agreement provides for royalties to be paid to us based on a percentage of net sales and includes certain guaranteed minimum royalties. Sales of licensed eyewear accounted for approximately 0.6%, 0.5% and 0.4% of our consolidated net sales for fiscal years 2023, 2022 and 2021, respectively.
Stores

Our products are sold across approximately 150 countries worldwide through 23 Company-owned sales subsidiaries and through a network of 65 independent distributors. Our network of Company-owned stores included 130 retail stores and 172 outlet stores as of December 30, 2023. In certain international markets, our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks.
We also operate stores under the WATCH STATION and WSI brands, in which we partner with some of the world's most iconic brands to curate a unique collection of designer watches and jewelry for women and men. We offer a robust online and in-store experience in the United States, Europe and Asia that connects our customers to the stories, trends and latest innovations in the world of watches.

Marketing
Our marketing approach meets the consumer wherever they are, both online and offline. We create the best possible brand experience through a blend of art and science, which means that we prioritize both data-driven decision-making and creativity in our marketing approach. At our core, we are storytellers and demand generators and have the ability to craft beautiful products and deliver brand experiences worth talking about.

We have an in-house global marketing team with representation across our regions serving both our owned and licensed brands, to better connect with consumers and drive sustained engagement and awareness. This capability works across channels, including digital marketing, social media, social commerce, email marketing, Customer Relationship Management, partner marketing and brand and performance media. We are also experienced brand builders, with in-house brand development, PR, content and integrated marketing teams, in addition to a dynamic global creative studio.

We have built proprietary algorithms to support the profitable flow-through of marketing investment, optimized across channels, brands and countries. We deliver increasingly better personalization through ongoing test-and-learn methods as well as through consumer insights and predictive analytics capabilities we have built over the past few years.

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

Our e-commerce capabilities and total revenue contribution continue to grow as a part of our total business. In fiscal year 2023, our digital sales comprised 38% of consolidated net sales. This included sustained positive comps on our owned e-commerce channels year-over-year. We will continue to invest in growing our e-commerce capabilities in fiscal year 2024, with a focus on improving the end-to-end consumer experience, creating stronger CRM journeys via first party data and bringing more engaging and accessible experiences across our channels.

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
Intellectual Property
We use our FOSSIL, MICHELE, RELIC, SKAGEN and ZODIAC trademarks, as well as other trademarks, on watches, our FOSSIL and SKAGEN trademarks on jewelry, and our FOSSIL trademark on leather goods and other fashion accessories in the U.S. and in a significant number of foreign countries. We also use FOSSIL, WATCH STATION INTERNATIONAL, and WSI as trademarks on retail stores and FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL, WSI, ZODIAC and MICHELE as trademarks on online e-commerce sites. We have taken steps to establish or provide additional protection for our trademarks by registering or applying to register our trademarks for relevant classes of products in each country where our products are sold in addition to certain foreign countries where it is our intent to market our products in the future. We also have rights in certain copyrights and designs both in the United States and in other countries where our products are principally sold.
We continue to explore innovations in the design and assembly of our products. As a result, we have been granted, and have pending, various U.S. and international design and utility patents related to certain product designs, features, and technologies. As of December 30, 2023, none of our patents were material to our business.
We rely upon unpatented trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We strive to protect our trade secrets and other proprietary information through agreements with current and prospective product development partners, confidentiality agreements with employees, consultants and others that may have access to our proprietary information and through the use of other security measures.
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
Significant Customer
No customer accounted for 10% or more of our consolidated net sales in fiscal years 2023, 2022 or 2021.
Competition
The businesses in which we compete are highly competitive and fragmented. Our traditional watch business generally competes with a number of established manufacturers, importers and distributors, including Armitron, Citizen, Gucci, Guess?, Kenneth Cole, LVMH Group, Movado, Raymond Weil, Seiko, Swatch, Swiss Army, TAG Heuer and Timex. In addition, our leather goods, sunglasses, and jewelry businesses compete with a large number of established companies that have significant experience developing, marketing and distributing such products. Our competitors include distributors that import watches and accessories from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories domestically.
In addition, we face intense competition in the watch market from smartwatches from technology brands such as Apple, Garmin and Samsung, and from fitness brands such as Fitbit. Many of these brands have significantly more resources than we do in areas such as product development and marketing. While we did compete in the smartwatch category for a number of years, we recently decided to exit this category to focus our resources on our traditional watch offerings. We believe our design and branding are strong competitive advantages in the traditional watch market.
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
Compliance and Trade
Code of Conduct for Manufacturers ("Manufacturer Code")
We are committed to ethical and responsible conduct in all of our operations and respect for the rights of all individuals. We strive to ensure that human rights are upheld for all workers involved in our supply chain, and that individuals experience safe, fair and non-discriminatory working conditions. In 2021, we launched the Fossil Group Human Rights Policy. This further supports our commitment to human rights within our entire supply chain.
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
Information Systems
Enterprise Resource Planning
We utilize SAP ERP in our U.S. operations and throughout most of our European operations to support our human resources, sales and distribution, inventory planning, retail merchandising and operational and financial reporting systems of our business, and Navision in our Asian operations to support many of the same functions on a local country level. We also use tools provided by salesforce.com, inc. to globally support our brand websites, marketing and customer initiatives.
Enterprise Performance Management Systems
We have implemented customized Hyperion financial reporting software from Oracle Corporation. The software increases the efficiency of our consolidation and reporting process and provides a more dynamic way to view and analyze data. The Hyperion planning tool also provides more dynamic and robust budgeting and forecasting capabilities.
Point-of-Sale System
We began the global implementation of a new point-of-sale system in 2023 at our retail stores beginning in Europe with additional implementation in the Americas and Asia planned in 2024. This point-of-sale system will significantly enhance our omni-channel capabilities allowing us to better serve our customers across channels with inventory and fulfillment.
Customer Data Platform

We utilize a next generation, cloud-based Customer Data Platform (CDP) to better capture, identify, and manage our customer narrative and further enable our sales programs and interactive marketing initiatives in a more personalized, secure and dynamic manner.

Customer Master Data Migration

We transitioned our master customer data from an on-premise, proprietary data repository to a cloud native, industry standard design based on the Google Cloud Platform (GCP) architecture, in order to better secure and improve the long-term performance and integration for future key marketing, analytics, AI, and sales systems.
Human Capital Resources
As of December 30, 2023, our global team consisted of approximately 6,100 people, with 4,300 based in our international subsidiaries.
None of our domestic or foreign-based employees are represented by a trade union. However, certain European-based employees are represented by work councils, which include a number of our current employees who negotiate with management on behalf of all the applicable employees.
Our Commitment
We pride ourselves on being a purpose driven consumer-centric organization where our employees have the opportunity to thrive. We aim to attract, develop and retain top talent through compelling employment opportunities, competitive compensation, and benefits, and fostering personal development within a purposeful work environment.
Workforce Composition
Our global presence spans the Americas (38%), Europe (30%), and Asia-Pacific (32%), with a diverse workforce where 62% are women and 38% are men. In the U.S., including corporate, retail, and distribution employees, 59% of employees identify as black and indigenous people of color (“BIPOC”), 40% identify as white, and 1% did not self-identify.
We're dedicated to fostering an environment where diversity, equity, and inclusion (DE&I) propel both our employees and the company forward. Our commitment to DE&I is guided by our five key objectives:

1.Growing our knowledge. We understand DE&I is a continuous journey, centralizing our efforts on education through various platforms like online communities, Employee Resource Groups (ERGs), and mandatory training on unconscious bias and inclusion. Celebrating cultural moments and fostering open discussions on DE&I issues are also pivotal.

2.Increasing our Diversity. Our aim to increase BIPOC and female representation has led to nearly 50% of our external hires being BIPOC the past year, a 4% increase over the previous year. Initiatives like the WINGEd! (Women Inspired to Network and Grow through Education) program, which focuses on growing skills around self-awareness, confidence, the value of risk, and career ownership, is one of the key items that has helped us to have 54% of our global leaders and 46% of senior leadership being female.

3.Creating a more inclusive and equitable environment for all employees. For four years, the Human Rights Campaign has recognized us as a top employer for LGBTQ+ employees. We've seen a 30% increase in ERG participation, emphasizing support across diverse employee groups. Our ERGs have organized over 71 events, engaging more than 12,000 participants.

4.Driving accountability. We've linked executive compensation to DE&I achievements and integrated DE&I into our leadership programs, aiming for transparency in our DE&I goals.

5.Leveraging our diversity to benefit external stakeholders. Our influence extends beyond our company. We actively participate in industry DE&I councils and initiatives like the Black in Fashion Council and CEO Action for Diversity and Inclusion. Our efforts include creating products supporting causes like the HBCU 20x20 program and organizing career development events for students.

Through these efforts, we're not just promoting diversity and inclusion internally but also making a meaningful impact in the community and industry.

Engaging the Fossil Group Workforce
We are committed to fostering a vibrant workplace where engagement thrives. Our aim is to cultivate a high-performance culture enriched with individuals possessing the necessary skills and behaviors to drive company success and achieve personal excellence daily.
By regularly surveying our employees, we gain valuable insights into their viewpoints, motivations, and the areas where we, as an organization, can enhance our operations. This process is crucial for building and maintaining genuine engagement. Our findings consistently highlight the importance of career growth and development, effective communication, recognition, a clear understanding of the company's future, attractive compensation and benefits, and the chance to contribute to something greater.
To align our employees' aspirations with our business objectives, we have developed a workplace culture that includes:
•Comprehensive health and wellness benefits;
•Dynamic two-way communication strategies;
•Employee development programs that foster value creation;
•A performance management system that encourages growth opportunities through company support;
•Meaningful recognition mechanisms;
•A values-driven culture and workplace environment.
To maintain our status as a competitive and fair employer where every individual feels esteemed, we employ a standardized compensation framework. This system ensures equitable pay by defining, documenting, and benchmarking positions against local market standards, utilizing third-party, leading-edge salary data to establish fair pay ranges for each role.
The Future of the Fossil Group Workforce
In our journey toward shaping the future of work, this past year has been pivotal for us in listening and learning how to craft the optimal employee experience while propelling our business forward. We have continued with a hybrid working model, thoughtfully balancing the demand for flexibility with the necessity of face-to-face interactions that spur creativity, efficient execution, and personal development. Additionally, we have streamlined our operational framework, transitioning from a regionally dispersed model to a more unified structure, enhancing our overall efficiency.
In line with our commitment to a direct-to-consumer strategy, we have significantly increased our digital investments, achieving notable strides in assembling a worldwide team and substantially boosting our technical ability. Our ongoing investment in our Digital U program underscores our dedication to equipping our employees with advanced digital skills, ensuring they are well-versed in the latest digital practices.
Oversight
Our Board of Directors and related board committees are actively involved in areas associated with excellence in human resource management and related oversight of certain policies, practices, and outcomes – including compensation, DE&I, employee development, engagement, and succession planning. We share our employee survey results with our Board of Directors to keep them apprised of related sentiments, interests, and concerns. The Nominating and Corporate Governance

Committee helps to oversee ESG matters. The Audit Committee regularly participates in discussions with our leadership team to ensure oversight of enterprise-level risks and mitigation plans on various topics, including those associated with human capital risk. The Audit Committee also engages in regular review of the Company’s monitoring and enforcement of our Code of Conduct and Ethics and compliance. The Compensation and Talent Management Committee reviews and approves matters associated with compensation, benefits, and equity awards for qualifying employees. This work includes oversight of executive compensation and company goals that are part of executives’ annual performance reviews. These same goals serve as the foundation for the Company’s employee annual cash bonus plan. Our Board of Directors also established in 2023 a Special Committee of the Board to oversee the Company's strategic transformation initiatives, including those relating to our organizational structure.

We take pride in the strides we have made toward creating a work environment that is not only rewarding, but also deeply engaging and inspiring for our team members. In a world that evolves rapidly, our commitment to cultivating our culture remains steadfast. To surpass our goals and realize our ambitions, we are dedicated to a cycle of listening, learning, and collaboration. We aim to set impactful objectives, foster innovation, and maintain transparency about our journey, including both our achievements and the challenges we face. This approach solidifies our position as a prime choice for talented individuals who are both high-performing and highly engaged.
Corporate Social Responsibility
As a global business, we are aware of our environmental and social impact. Our corporate social responsibility (CSR) strategy, "Make Time for Good," aims to drive positive change across our operations and beyond. It sets measurable objectives in key areas of environmental and social sustainability.
"Make Time for Good" focuses on three pillars:
a.Good for Planet: Reducing our environmental footprint through sustainable design and operations.
b.Good for Communities: Supporting empowerment initiatives and improving community well-being.
c.Good for People: Promoting inclusion within our workforce.
Our latest CSR report, also serving as our UN Global Compact Communication on Progress, outlines our achievements and future goals. Access the report at https://www.fossilgroup.com/sustainability/ to see how we are making a difference.
Available Information
Our website address is www.fossilgroup.com. The information on our website (including the CSR report) is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), are available free of charge on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Fossil Group, that are electronically filed with the SEC.
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

Pandemic and Public Health Risks

A pandemic has had in the past, and may have in the future, a material adverse impact on our business, operations, liquidity, financial condition and results of operations.

The recent COVID-19 pandemic caused global uncertainty and disruption in the geographic regions in which we run our business and where our suppliers, third-party manufacturers, retail stores, wholesale customers and consumers are located, particularly in China.

Future public health epidemics or outbreaks could also adversely impact our business. The extent to which a new public health epidemic or outbreak impacts our operations will depend on future developments, including the duration of the outbreak, the severity of the outbreak and the actions to contain the outbreak or treat its impact, among others. Depending on the severity of a future outbreak, we may experience significant disruptions to our business operations. In addition, the spread and impact of an outbreak could adversely impact demand for our products, our ability to operate our stores and warehouse facilities, or our supply chain, all of which could adversely affect our future sales, operating results and overall financial performance. In addition, to the extent an outbreak adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the risk factors included herein, or may affect our operating and financial results in a manner that is not presently known to us.

Strategic Risks

Our restructuring program may not be successful or we may not fully realize the expected cost savings and/or operating efficiencies from our restructuring plans.
In February 2023, we announced that we had implemented a restructuring plan entitled “Transform and Grow”. In August 2023, we expanded the financial goals of TAG beyond operating expense reductions to include gross margin improvements, which are expected to drive incremental operating income benefits over the next three years. The expanded TAG plan is expected to generate approximately $300 million of annualized operating income benefits by the end of 2025. Restructuring plans present significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including higher than anticipated costs in implementing TAG, management distraction and employee attrition in excess of headcount reductions. If this program is not successful, then our results of operations and financial condition could be materially adversely affected.
Our success depends upon our ability to anticipate and respond to changing fashion, functionality and product trends.

Our success depends upon our ability to anticipate and respond to changing fashion, functionality and product trends and consumer preferences in a timely manner. The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs, functionality, and product features and design. Our success depends, in part, on our ability to anticipate, gauge and respond to these changing consumer preferences in a timely manner while preserving the authenticity and the quality of our brands. Although we attempt to stay abreast of emerging lifestyle and fashion trends affecting accessories, any failure by us to identify and respond to such trends could adversely affect consumer acceptance of our existing brand names and product lines, which in turn could result in inventory valuation reserves and adversely affect sales of our products. If we misjudge the market for our products, we may be faced with a significant amount of unsold finished goods inventory, which could adversely affect our results of operations. In recent years, we have experienced decreasing net sales across certain of our product categories; in particular, net sales of watches have declined, reflecting the decline in the traditional watch market. If we are unable to adjust our product offerings and reverse the decrease in net sales, our results of operations and financial condition could be adversely affected.
Our success depends upon our ability to continue to develop innovative products.
Our success depends upon our ability to continue to develop innovative products in the respective markets in which we compete. The process of developing new products is complex and uncertain, and involves time, substantial costs and risks. Our inability or the inability of our partners, for technological or other reasons, some of which may be beyond our or our partners' control, to enhance, develop, manufacture, distribute and monetize products in a timely manner, or at all, in response to changing consumer preferences could have a material adverse effect on our business, results of operations and financial condition or could result in our products not achieving market acceptance or becoming obsolete. If we are unable to successfully introduce new products, or if our competitors introduce new or superior products, customers may purchase increasing amounts of products from our competitors, which could adversely affect our sales and results of operations.
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
Additionally, the success of our e-commerce business and the satisfaction of our consumers depend on their timely receipt of our products. The efficient flow of our products requires that our distribution facilities have adequate capacity to support the current level of e-commerce operations and any anticipated increased levels that may follow from the growth of our e-commerce business. If we encounter difficulties with our distribution facilities, or if any such facilities were to shut down or be limited in capacity for any reason, including as a result of fire, other natural disaster, labor disruption, cyberattack or pandemic (including as a consequence of public health directives, quarantine policies or social distancing measures resulting from a pandemic), we could face shortages of inventory, and we could experience disruption or delay, or incur significantly higher costs and longer lead times for distributing our products to our consumers which could result in customer dissatisfaction. Any of these issues could have an adverse effect on our business and harm our reputation.
We regularly develop new products and features, and new products introduced by us may not achieve consumer acceptance comparable to that of our existing product lines.
We regularly update our product offerings. As is typical with new products, market acceptance of new designs, features, and products is subject to uncertainty. In addition, we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured. If trends shift away from our products, if we are not able to develop and introduce new compelling products or if we misjudge the market for our product lines, we may be faced with significant amounts of unsold inventory or other conditions which could have a material adverse effect on our financial condition and results of operations.
The failure of new product designs or new product lines to gain market acceptance could also adversely affect our business and the image of our brands. Achieving market acceptance for new products may also require substantial marketing efforts and expenditures to generate consumer demand. These requirements could strain our management, financial and operational resources. If we do not continue to develop innovative products that provide better design and features than the products of our competitors and that are accepted by consumers, or if our future product lines misjudge consumer demands, we may lose consumer loyalty, which could result in a decline in our sales and market share.
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
We also operate FOSSIL brand stores and other watch stores globally to further strengthen our brand image. As of December 30, 2023, we operated 302 stores worldwide. The costs associated with leasehold improvements to current stores and the costs associated with opening new stores and closing low performing stores, particularly those stores that have seen a significant reduction in traffic, could materially increase our costs of operation and result in impairment charges.
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
Operational Risks
Our supply chain may be disrupted by changes in U.S. trade policy with China or as a result of a pandemic.
We rely on domestic and foreign suppliers to provide us with merchandise in a timely manner and at favorable prices. Among our foreign suppliers, China is the source of a substantial majority of our imports.
We recently experienced increased international transit times and increased shipping costs for a majority of our products, primarily as a result of the COVID-19 pandemic. While our transit times and shipping costs have improved, any future disruption in the flow of our imported merchandise from China or a material increase in the cost of those goods or transportation without any offsetting price increases may significantly decrease our profits.
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
We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of products bearing the brand names of certain globally recognized fashion brands. We sell products under certain licensed brands, including, but not limited to, ARMANI EXCHANGE, DIESEL, DKNY, EMPORIO ARMANI, KATE SPADE NEW YORK, MICHAEL KORS, and TORY BURCH. Sales of our licensed products accounted for 44.7% of our consolidated net sales for fiscal year 2023, including MICHAEL KORS product sales, which accounted for 17.6% of our consolidated net sales, and ARMANI product sales, which accounted for 14.0% of our consolidated net sales.
Our significant third-party fashion brand license agreements have various expiration dates between the years 2024 and 2028. In addition, many of these license agreements require us to make minimum royalty payments, spend minimum amounts on marketing, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events. For example, our license agreement with MICHAEL KORS provides the licensor with a right to terminate some or all of the licensing rights if we fail to meet certain net sales thresholds for two consecutive years. For fiscal year 2023, we met the net sales thresholds for MICHAEL KORS. If we are unable to achieve the minimum net sales thresholds, minimum marketing spend, restrictive covenants and/or other obligations of a license, we would need to seek a waiver of the non-compliance from the applicable licensor or amend the agreement to modify the thresholds, covenants or obligations or face the possibility that the licensor could terminate the license agreement before its expiration date. Though waivers may be obtained for non-compliance, we, or the licensor, may instead elect to modify or terminate the license agreement.
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
During fiscal year 2023, our global comparable retail store sales decreased 2%. During fiscal year 2024, we anticipate closing approximately 60 stores globally, depending on lease negotiations, and opening a limited number of additional retail stores. The success of our retail business depends, in part, on our ability to close low performing stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to close low performing stores and to renew existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:
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
Seasonality of our business may adversely affect our net sales, operating income and liquidity.
Our quarterly results of operations have fluctuated in the past and will continue to fluctuate as a result of a number of factors, including seasonal cycles, timing of new product introductions, timing of orders by our customers and mix of product sales demand. Our business is seasonal by nature. A significant portion of our net sales and operating income are generated during the third and fourth quarters of our fiscal year, which includes the "back to school" and holiday seasons. The amount of net sales and operating income generated during our fiscal fourth quarter depends upon the anticipated level of retail sales during the holiday season, as well as general economic conditions and other factors beyond our control. In addition, the amount of net sales and operating income generated during our fiscal first quarter depends in part upon the actual level of retail sales during the previous holiday season. The seasonality of our business may adversely affect our net sales, operating income and liquidity during the first and fourth quarters of our fiscal year.
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
Our administrative, information technology and distribution operations in the U.S. are conducted primarily from two separate facilities located in the Dallas, Texas area. Our operations internationally are conducted from various administrative, distribution and assembly facilities outside of the U.S., particularly in China, Germany, Hong Kong, India and Switzerland. The complete or temporary loss of use of all or part of these facilities could have a material adverse effect on our business.
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
Fluctuations in the price, availability and quality of the raw materials used in our products could have a material adverse effect on our cost of sales or ability to meet our customers' demand. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including natural resources, increased freight costs, increased labor costs, especially in China, increased component costs and weather conditions. Recently inflation rates in the U.S. and certain international markets reached levels not seen in decades. While we have recently increased the prices of a number of our products as a result and may implement other price increases in the future, we may not be able to pass on all, or a significant portion of, such higher raw materials prices to our customers or such price increases may not be accepted by our customers, which could impact our margins or result in lost revenues.
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
There is intense competition in each of the businesses in which we compete. In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches and accessories from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories domestically. In addition, we face continuing competition from technology companies in the smartwatch category, such as Apple, Garmin and Samsung. Many of these technology competitors have significantly greater financial, distribution, advertising and marketing resources than us. In addition, the impact of wearable technology products on sales of our traditional product lines may be materially adverse. Our results of operations and market position may be adversely affected by our competitors and their competitive pressures in the watch, wearable technology and fashion accessory industries.
Any material disruption of our information systems could disrupt our business and reduce our sales.
We are increasingly dependent on information systems to operate our websites, process transactions, manage inventory, monitor sales and purchase, sell and ship goods on a timely basis. We utilize SAP ERP in our U.S. operations and throughout most of our European operations to support our human resources, sales and distribution, inventory planning, retail merchandising and operational and financial reporting systems of our business, and Navision in our Asian operations to support many of the same functions on a local country level. We also use tools provided by salesforce.com, inc. in our CRM initiatives. In fiscal year 2023, we began to implement a new global point of sale system beginning with our European retail stores. We may experience operational problems with our information systems as a result of system failures, viruses, ransomware, computer "hackers" or other causes. These risks may be heightened as a result of our workforce that works remotely. Any material disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost, unavailable or delayed, which could result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. Moreover, the failure to maintain, or a disruption in, financial and management control systems could have a material adverse effect on our ability to respond to trends in our target markets, market our products and meet our customers' requirements.
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
During fiscal year 2023, we generated 63.6% of our net sales from outside of the U.S. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, some of which are discussed in more detail, including:
•recessions in foreign economies;
•political instability or uncertainty, including as a result of elections, economic instability, geopolitical events and tensions, wars and military conflicts, such as the war in Ukraine, the Israel-Hamas war and tensions between China and Taiwan;
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
•compliance with, changes in or adoption of current, new or expanded regulatory requirements;
•our ability to finance foreign operations;
•tariffs and other trade barriers;
•U.S. government licensing requirements for exports; and
•the impact of a pandemic.
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
Because a substantial portion of our watches and jewelry and certain of our handbags, sunglasses and other products are assembled or manufactured in China, our success will depend to a significant extent upon future economic and social conditions existing in China. If these factories in China are disrupted for any reason, we would need to arrange for the manufacture and shipment of products by alternative sources. While we do have initiatives in place to diversify certain of our manufacturing outside of China, because the establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery, we are unable to predict whether such new relationships would be on terms that we regard as satisfactory. Any significant disruption in our relationships with our manufacturing sources located in China would have a material adverse effect on our ability to manufacture and distribute our products. In addition, restrictions on travel to and from this and other regions, such as the travel restrictions that occurred with COVID-19, and any delays or cancellations of customer orders or the manufacture or shipment of our products, including on account of a pandemic or other health crises, could have a material adverse effect on our ability to meet customer deadlines and timely distribute our products in order to match consumer expectations.
The loss of key senior management personnel or our failure to attract and retain qualified personnel could negatively affect our business.
We depend on our senior management and other key personnel. We do not have "key person" life insurance policies for any of our personnel. Competition for qualified personnel in the fashion industry is intense. Our ability to attract and retain employees, especially in the competitive market for employees with digital experience, is influenced by our ability to offer competitive compensation and benefits, employee morale, our reputation, recruitment by other employers, perceived internal opportunities, non-competition and non-solicitation agreements and macro unemployment rates. The loss of any of our executive officers or other key employees could harm our business.
We must also attract, develop, motivate and retain a sufficient number of qualified retail and distribution center personnel. Historically, competition for talent has been intense and the turnover rate in the retail industry is generally high. There can be no assurance that we will be able to attract or retain a sufficient number of qualified employees in future periods to execute on our business objectives. Additionally, our ability to meet our labor needs while also controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and overtime regulations. If we are unable to attract, develop, motivate and retain talented employees with the necessary skills and experience, or if changes to our organizational structure, operating results, or business model adversely affect morale, hiring and/or retention, we may not achieve our objectives and our results of operations could be adversely impacted.
Risks Related to our Indebtedness
We are highly leveraged. Our substantial indebtedness and cash flow used in operating activities could adversely affect our ability to service debt or obtain additional financing if necessary.
As of December 30, 2023, we had $212.6 million of outstanding indebtedness, not including $5.1 million of debt issuance costs. We also had $64.0 million of additional borrowing capacity under our Revolving Facility. During fiscal year 2023, we used $59.5 million of cash flows in operating activities.
Our high level of indebtedness and recent negative operating cash flows will continue to restrict our operations. Among other things, our indebtedness will:
•limit our flexibility in planning for, or reacting to, changes in the markets in which we compete;
•place us at a competitive disadvantage relative to our competitors with less indebtedness;
•limit our ability to reinvest in our business;
•render us more vulnerable to general adverse economic, regulatory and industry conditions; and
•require us to dedicate a substantial portion of our cash flow to service our debt.
Our ability to meet our cash requirements, including our debt service obligations, is dependent upon our ability to maintain and improve our operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which are beyond our control. Although we believe we have sufficient sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through at least the next twelve months, if our operating results do not meet our expectations or if we experience adverse financial, business and other factors that we do not currently anticipate, we could face liquidity constraints.
If we are unable to service our debt or experience a significant reduction in our liquidity, we could be forced to sell assets, restructure or refinance our debt or raise additional capital through sales of equity or debt, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debt obligations could have a material adverse effect on us.
Our debt agreements subject us to certain covenants, which may restrict our ability to operate our business and to pursue our business strategies. Our failure to comply with the covenants contained in our debt agreements, including as a result of events beyond our control, could result in an event of default which could materially and adversely affect our operating results and our financial condition.
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
•enter into transactions with affiliates; and

•consolidate or merge.
These restrictions on our ability to operate our business, along with restrictions that may be contained in agreements evidencing or governing future indebtedness, could seriously harm our business and our ability to grow in accordance with our growth strategy by, among other things, limiting our ability to take advantage of merger and acquisition and other corporate opportunities. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and liens might significantly impair our ability to obtain other financing.
As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
The Revolving Facility also requires us to maintain a specified financial ratio in certain circumstances. The Revolving Facility contains a fixed charge coverage ratio covenant if our Availability (as defined in the Revolving Facility) falls below a certain threshold. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Sources of Liquidity” for an additional discussion of the financial covenants contained in the Revolving Facility.
Various risks, uncertainties and events beyond our control could affect our ability to comply with any of the covenants in our existing or future financing agreements, which could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. We cannot know for certain that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all. In addition, an event of default under the Revolving Facility would permit the lenders to terminate all commitments to extend further credit under the Revolving Facility and to accelerate the maturity of all outstanding loans under the Revolving Facility. Furthermore, the Revolving Facility is secured by liens on our assets. If we were unable to repay the amounts due and payable under our Revolving Facility, the applicable lenders could proceed against the collateral granted to them to secure that indebtedness.

The Revolving Facility provides the administrative agent considerable discretion to impose reserves and to determine that certain assets are not eligible for inclusion in our borrowing base, which could materially reduce the maximum amount that we are able to borrow at any one time under the Revolving Facility. The administrative agent has imposed reserves previously and may impose reserves in the future. There can be no assurance that the administrative agent under the Revolving Facility will not take such actions. If they do so, the resulting impact of such actions could materially and adversely impair our ability to meet our other obligations as they become due, among other matters.

The maximum amount that we are permitted to borrow under the Revolving Facility is limited, is subject to seasonal fluctuations and is subject to the discretion of the lenders, which may adversely affect our liquidity, results of operations and financial position.
The maximum amount that we are permitted to borrow at any time under the Revolving Facility is limited by a borrowing base that is recalculated monthly or, in some circumstances, more frequently. The borrowing base is a function of, among other things, our eligible accounts receivable, inventory and certain intellectual property. As a result, our access to credit under the Revolving Facility fluctuates depending on the value of the borrowing base eligible assets as of any measurement date. Because our business is seasonal and generates higher net sales and accounts receivable in the third and fourth quarters, our borrowing base is also seasonal and is typically lower during our second and third quarters, which can adversely affect our liquidity during these quarters. In addition, the administrative agent under the Revolving Facility has the discretionary right to impose reserves or to determine that certain assets are not eligible for inclusion in our borrowing base. The administrative agent’s discretionary changes could materially reduce the maximum amount that we are able to borrow at any one time under the Revolving Facility. Our accounts receivable, inventory and intellectual property are pledged to secure our obligations under the Revolving Facility and cannot be used as collateral for any other financings unless we refinance or terminate the Revolving Facility. These limitations on our ability to borrow under the Revolving Facility or another financing may adversely affect our liquidity, results of operations and financial position.
Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.
The Revolving Facility provides that the lenders thereunder may extend revolving loans in an aggregate principal amount not to exceed $225.0 million at any time outstanding, subject to the borrowing base availability limitations. As of December 31, 2023, we had $62.1 million outstanding under the Revolving Facility. The covenants under the Revolving Facility allow us to incur additional indebtedness from other sources in certain circumstances. On November 8, 2021, we sold $150 million aggregate principal amount of our 7.00% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes are general unsecured obligations of the Company and rank equally in right of payment with all of our existing and future senior unsecured and unsubordinated indebtedness, and rank senior in right of payment to any future subordinated indebtedness. The Senior Notes are effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of our subsidiaries (excluding any amounts owed by such subsidiaries to us).
The base indenture and first supplemental indenture that govern the Senior Notes contain customary events of default and cure provisions. If an event of default (other than an event of default of the type described in the following sentence) occurs and is continuing with respect to the Senior Notes, the trustee may, and at the direction of the registered holders of at least 25% in aggregate principal amount of the outstanding Senior Notes shall, declare the principal of all Senior Notes, together with all accrued and unpaid interest, to be due and payable immediately. If an event of default relating to certain events of bankruptcy, insolvency or reorganization of the Company occurs, the principal of all Senior Notes, together with all accrued and unpaid interest, will become due and payable immediately without further action or notice by the trustee or any holder of the Senior Notes.
A portion of our cash flow will be required to pay interest and principal on our outstanding indebtedness, and we may be unable to generate sufficient cash flow from operations or borrow additional funds under our Revolving Facility or otherwise, to enable us to meet our debt service obligations and fund our other liquidity needs.
Our level of indebtedness could have other important consequences, including the following:
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
•it may increase our cost of borrowing and;
•there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing as needed.

We may not be able to generate sufficient cash flows to meet our debt service obligations and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make payments on and to refinance our indebtedness and to fund operations and planned capital expenditures and other investments in our business will depend on our ability to generate cash from our operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. During the fiscal year ended December 30, 2023, we used $59.5 million of cash flows in our operations.
In the future, our business may not generate sufficient cash flow from operations and future sources of capital under the Revolving Facility or otherwise may not be available to us in an amount sufficient to enable us to pay our debt service obligations and to fund our other liquidity needs.
If we complete an acquisition, our debt service requirements could increase. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity, reducing or delaying capital expenditures, strategic acquisitions, investments and alliances or restructuring or refinancing our indebtedness.
The Revolving Facility restricts our ability to take such actions, and in some cases imposes limitations on the use of proceeds that we might receive from such actions. We may not be able to consummate asset sales or other transactions at prices and on terms that we believe are commercially reasonable, or at all, and any proceeds that we do receive may not be available for, or adequate to meet, any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our debt service obligations.
The maximum amount that we are permitted to borrow at any time under the Revolving Facility is limited by a borrowing base that is recalculated monthly or, in some circumstances, more frequently. If the borrowing base declines or is reduced by the administrative agent to an amount below the then-outstanding amount of loans under the Revolving Facility, we are required to prepay the outstanding loans under the Revolving Facility in an amount that will result in the aggregate amount of outstanding loans being less than the amount of the borrowing base. We may not have sufficient funds to make any such prepayments.
We will need to repay, refinance or restructure all of our debt obligations on or before their respective maturity dates. The maturity date of the Revolving Facility is November 8, 2027, but if the Company has any indebtedness in an amount in excess of $35.0 million that matures prior to November 8, 2027, the maturity date of the Revolving Facility will be the 91st day prior to the maturity date of such other indebtedness. The maturity date of the Company’s $150.0 million of Senior Notes is November 30, 2026. If the Senior Notes are not repaid or refinanced to a later maturity date in a manner that reduces the balance due on November 30, 2026 to $35.0 million or less, the maturity date of the Revolving Facility will be August 31, 2026. We may not be able to repay, refinance or restructure any of our indebtedness, including the Revolving Facility, on commercially reasonable terms, or at all. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants.
The occurrence of certain specified change of control events would cause an event of default under the Revolving Facility. In such event, we may not be able to repay, refinance or restructure the Revolving Facility, or obtain a waiver of such event of default, on commercially reasonable terms, or at all.
If we cannot meet our debt service obligations or repay, refinance or restructure our debt obligations on or before their respective maturity dates, or are otherwise in default under our debt agreements, the holders of our debt may accelerate any debt that is not yet due, demand payment of our debt, and, to the extent such debt is secured, foreclose on the assets securing that debt. In any such event, we may not have sufficient assets to repay all of our debt, and the interests of our equity holders and other stakeholders may be materially adversely affected.
We may be able to incur significantly more debt, including secured debt. This could intensify already-existing risks related to our indebtedness.
The terms of the Revolving Facility contain restrictions on our ability to incur additional indebtedness. However, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we could incur significant additional secured indebtedness in the future under the Revolving Facility and significant additional secured and unsecured indebtedness under other debt instruments permitted by the Revolving Facility. As of December 30, 2023, our Revolving Facility provided for unused borrowing capacity under the Revolving Facility of up to $64.0 million. If new debt is added to our current debt levels, the related risks that we now face could intensify.
If we experience liquidity concerns, we could face a downgrade in our debt ratings which could restrict our access to, and negatively impact the terms of, current or future financings or trade credit.
Our ability to obtain financings and trade credit and the terms of any financings or trade credit is, in part, dependent on the credit ratings assigned to our debt by independent credit rating agencies. We cannot provide assurance that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. A ratings downgrade could adversely impact our ability to access financings or trade credit and increase our borrowing costs.
Our indebtedness exposes us to interest rate risk.
Our earnings are exposed to interest rate risk associated with borrowings under the Revolving Facility. The terms of the Revolving Facility provide for interest on borrowings at a floating rate that is tied to SOFR. SOFR tends to fluctuate based on multiple facts, including general short-term interest rates, rates set by the U.S. Federal Reserve, and other central banks and general economic conditions. We have not hedged our interest rate exposure with respect to our floating rate debt. During fiscal year 2023, our average interest rate on borrowings under the Revolving Facility was 6.5%. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.
The Senior Notes bear interest at a fixed rate of 7.00% per annum. If interest rates decrease, the interest rate on the Senior Notes would not change, and we would not be able to obtain the benefit of reduced interest rates unless we refinanced the Senior Notes. This could put us at a competitive disadvantage to other companies that have floating rate debt. We may not be able to refinance the Senior Notes on commercially reasonable terms, or at all. Any redemption of the Senior Notes prior to November 30, 2025 would trigger a redemption premium. Prior to November 30, 2024, the redemption price would be $25.50 for each $25.00 of Senior Notes, and from November 30, 2024 until November 29, 2025, the redemption price would be $25.25 for each $25.00 of Senior Notes. In addition, any refinancing could be at higher interest rates and may require us to comply with more onerous covenants.
The restrictive covenants in the Revolving Facility are subject to a number of important qualifications, exceptions and limitations, and to amendment.
The restrictive covenants in the Revolving Facility are subject to a number of important qualifications, exceptions and limitations. We may be able to engage in some of the restricted activities, in limited amounts, or in certain circumstances, in unlimited amounts, notwithstanding the restrictive covenants. For example, subject to the satisfaction of certain tests specified in the Revolving Facility, we are permitted to make unlimited distributions to our equity holders. Further, the restrictive covenants in the Revolving Facility can be amended or waived with the consent of the lenders under the Revolving Facility, who may have interests that are opposed to the interests of our equity holders, the holders of our other debt obligations, and other stakeholders. There can be no assurance that the restrictive covenants in the Revolving Facility will limit our activities.

Financial Risks
We have a recent history of net losses and negative cash flow and may not achieve consistent profitability or positive cash flow in the future.
We have incurred substantial losses and negative cash flow in recent fiscal years. During fiscal years 2023 and 2022, we generated a net loss attributable to Fossil Group, Inc. of $157.1 million and $44.2 million, respectively, and we used $59.5 million and $110.9 million of cash flows in operating activities, respectively. In addition, our cash and cash equivalents have declined from $198.7 million at December 31, 2022 to $117.2 million at December 30, 2023. We will need to generate and sustain increased net sales levels in future periods and reduce expenses in order to become profitable and generate positive cash flow, and even if we do, we may not be able to maintain or increase our level of profitability and cash flow. If we cannot become profitable or generate positive cash flow, our business, results of operations and financial condition could be materially and adversely affected.
A significant portion of our cash, cash equivalents and investments are held by our foreign subsidiaries, which could negatively affect future liquidity needs.
As of December 30, 2023, $104.4 million, or approximately 89% of our cash and cash equivalents were held by our foreign subsidiaries. While we intend to use some of the cash held outside the U.S. to fund our international operations, when we encounter a significant need for liquidity in the U.S. or other location that we cannot fulfill through other internal or external sources, our liquidity requirements could necessitate transfers of existing cash balances between our subsidiaries or to the U.S. Some of our subsidiaries are located in jurisdictions that require foreign government approval before a cash repatriation can occur. If we are unable to transfer existing cash balances in such a situation, our business, results of operations and financial condition could be materially and adversely affected.
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
Under The Organization for Economic Cooperation and Development ("OECD") Inclusive Framework, 140 countries agreed to enact a two-pillar solution to reform the international tax rules to address the challenges arising from the globalization and digitalization of the economy. The Pillar Two Global Anti-Base Erosion (GloBE) Rules provide a coordinated system to ensure that multinational enterprises with revenues above EUR 750 million pay a minimum effective tax rate of 15% tax on the income arising in each of the jurisdictions in which they operate. They will be liable to pay a top-up tax for the difference between their GloBE effective tax rate per jurisdiction and the 15% minimum rate. It is the ultimate parent entity of the multinational enterprise that is primarily liable for the GLoBE top-up tax in its jurisdiction’s territory. Therefore, some countries may engage in domestic tax policy reforms in anticipation of the GloBE rules becoming effective and enact their own domestic minimum tax rates to avoid “tax leakage”. Notwithstanding any new local minimum tax regime which may be designed to reduce or eliminate the GloBE top-up tax, additional top-up tax under GLoBE may still be due. This will depend on the local effective tax rate calculation according to the specific rules set out in the Pillar Two implementation guidance. The technical aspects of the calculation are still being developed. Any increase in corporate tax rates or rules regarding the calculation of taxable income for the top-up tax could adversely affect our business, results of operations, financial condition and cash flow.
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
In addition, changes in currency exchange rates may also affect the prices at which we sell products in foreign markets. For fiscal years 2023, 2022 and 2021, 63.6%, 63.1% and 63.5% of our consolidated net sales were generated outside of the U.S. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. For example, due to a stronger U.S. dollar in fiscal year 2023, the translation of foreign-based net sales into U.S. dollars decreased our reported net sales by approximately $2.1 million compared to fiscal year 2022. If the value of the U.S. dollar remains at its current levels or strengthens against foreign currencies, particularly against the euro, Chinese yuan, Indian rupee, Canadian dollar, South Korean won, British pound and Japanese yen, our financial condition and results of operations could be materially and adversely impacted. As a result, foreign currency fluctuations may have a material adverse impact on our financial condition and results of operations.
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
Beginning in July 2018, certain of our products have been subject to additional ad valorem duties imposed by the U.S. government on products of China under Section 301 of the Trade Act of 1974. These tariffs, imposed via four successive “Lists” were the result of an April 2018 determination by the Office of the U.S. Trade Representative (“USTR”) that China’s acts, practices, and policies with respect to technology transfer, intellectual property, and innovation are unreasonable or discriminatory and burden or restrict U.S. commerce. In particular, certain of our packaging and handbag products have been subject to an additional 25% ad valorem tariff, based on the first sale export price as imported into the U.S., since July 2018 (“List 1”). Certain of our handbag and wallet products were subject to an additional 10% ad valorem tariff, based on the first sale export price as imported into the U.S., beginning in September 2018, a rate that was then raised to 25% ad valorem from June 2019 to present (“List 3”). Finally, smartwatches, certain jewelry products, and several of our traditional watch products were subject to an additional 15% ad valorem tariff, based on the first sale export price as imported into the U.S., beginning in September 2019, a rate that was lowered to 7.5% ad valorem from February 2020 to present (“List 4A”).
USTR is currently conducting a statutory review of these tariffs, but they remain in place during that review and Biden Administration officials have publicly signaled that modifications to the tariffs may not be extensive. Any modifications USTR may make, which are expected by the end of May 2024, could also further impact our products. We continue to monitor these developments for potential risks. We have also joined litigation before the U.S. Court of International Trade challenging the legality of the Section 301 List 3 and List 4A tariffs and seeking refunds of duties paid on imports that were subject to those tariffs. That litigation is ongoing in appeal stages. As a result, it is difficult to accurately estimate the impact on our business from these tariff actions or similar actions. However, assuming no further offsets from price increases, sourcing changes, or other changes to trade policy and regulatory rulings, all of which are currently under review, the estimated gross profit exposure from the Section 301 tariffs is approximately $2.4 million in fiscal year 2024.
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
Risks Relating to our Common Stock
Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our securities. Our Common Stock has recently closed below the $1.00 closing bid requirement for Nasdaq. Such a delisting would likely have a negative effect on the price of our securities and would impair stockholder’s ability to sell or purchase our securities. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. Holders of our stock may be unable to sell their securities unless a market can be established or sustained.

Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.
Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. For example, in February 2024, an activist stockholder nominated four directors for election at our 2024 annual meeting of stockholders. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific goal, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our common stock or result in fluctuations in the price or trading volume of our common stock, including:
•the impact of any future pandemic;
•actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings and liquidity;
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
•actions by activist and institutional or significant stockholders;
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
•general market and economic conditions;
•a downgrade in our debt ratings; and
•the other risks identified herein.

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
Uncertainty in global markets, slowing economic growth, high levels of unemployment, a pandemic, inflation, rising interest rates and eroding consumer confidence can negatively impact the level of consumer spending for discretionary items. This can affect our business as it is dependent on consumer demand for our products. Global economic conditions remain uncertain, and the possibility remains that domestic or global economies, or certain industry sectors of those economies that are key to our sales, may slow or deteriorate, which could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition.
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
Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and data related to our customers, consumers and employees. Our cybersecurity risk management program leverages the National Institute of Standards and Technology Cyber Security Framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. Our cyber security team regularly reviews enterprise risk management-level cybersecurity risks, and key cybersecurity risks are incorporated into our Enterprise Risk Management program. In addition, we have a set of Company-wide policies and procedures concerning cybersecurity matters, which include cyber security guidelines as well as other policies that directly or indirectly relate to cybersecurity, such as policies related to encryption standards, antivirus protection, remote access, multi factor authentication, confidential information and the use of the Internet, social media, email and wireless devices.

Our Chief Information Security Officer ("CISO"), our information security team, and third-party service providers help identify, assess, and manage our cybersecurity threats and risks, including through the use of our cybersecurity risk assessment program. Our CISO along with this team, as applicable, identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods, including automated and manual tools, third-party threat feeds, internal audits, access control assessments, and evaluating threats reported to us by various third-party enterprise threat reporting services.

As part of our cybersecurity program, we regularly test our cyber defenses by performing simulations and drills at a technical level with third-party experts, internal user susceptibility testing and reviewing our operational policies and procedures. Our cyber security team monitors alerts and meets to discuss threat levels, risk ranking, trends and remediation. Further, we conduct regular external penetration tests, red team testing and maturity testing to assess our processes and procedures and the threat landscape. We conduct security assessments on additions and changes to our systems and applications including third-party service providers. In addition, our Audit Services group conducts periodic reviews of cyber security controls, procedures, and applications and monitors remediation activities. Our assessment of risks associated with use of third-party providers is part of our overall cybersecurity risk management framework.

We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including "Any material disruption of our information systems could disrupt our business and reduce our sales" and “A data security or privacy breach could damage our reputation, harm our customer relationships, expose us to litigation or government actions, and result in a material adverse effect to our business, financial condition and results of operations.”

Governance

Our Board of Directors addresses our cybersecurity risk management as part of its general oversight function and has delegated to our Audit Committee responsibility for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

The CISO is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Audit Committee of the Board. Our CISO has two decades of experience leading cyber security oversight with ten years in a multinational company environment. Members of the security team have cybersecurity experience and certifications, such as the Certified Information Systems Security Professional certification. We regularly conduct training and/or simulations to ensure employees are aware of current cyber threats. Additionally, tabletop exercises at a management level incorporate external advisors. All employees are required to complete cybersecurity training annually. We also require employees in certain roles to complete additional role-based, specialized cybersecurity training.

Our cybersecurity incident response process is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances including our CISO, our Chief Financial Officer and our General Counsel. In addition, our incident response process includes reporting to the Audit Committee for certain cybersecurity incidents.

The Audit Committee receives reports quarterly from our CISO concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. Our Board of Directors also receives periodic reports from our CISO or Audit Committee regarding our overall cybersecurity program.

Item 2.    Properties
Company Facilities
As of the end of fiscal year 2023, we owned or leased the following material facilities in connection with our U.S. and international operations:

Location	Use	Approximate Square Footage	Owned / Leased
Eggstätt, Germany	Office, warehouse and distribution	383,000	Owned
Richardson, Texas	Corporate headquarters	383,000	Lease expiring in 2036
Dallas, Texas	Office, warehouse and distribution	518,000	Lease expiring in 2026
Hong Kong	Warehouse and distribution	171,000	Lease expiring in 2027
Basel, Switzerland	Europe headquarters	115,000	Lease expiring in 2036
Bangalore, India	Office	58,000	Lease expiring in 2025
Nalagarh, India	Factory	40,000	Lease expiring in 2025
Hong Kong	Asia headquarters	40,000	Lease expiring in 2026

Retail Store Facilities
As of the end of fiscal year 2023, we had 299 lease agreements for retail space for the sale of our products. The leases, including renewal options, expire at various times through 2036. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also generally required to pay our pro rata share of common area maintenance costs, real estate taxes, insurance, maintenance expenses and utilities.
We believe that our material existing facilities are well maintained, in good operating condition, and are adequate for our needs.

Item 3.    Legal Proceedings
Information in response to this item is provided in “Part II - Item 8. Note 14, Commitments and Contingencies” and is incorporated by reference into Part I of this Annual Report.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General
Our common stock is listed on the Nasdaq Global Select Market under the symbol "FOSL."
As of March 1, 2024, there were 62 holders of record of our shares of common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher.
We have not declared or paid any dividends since our formation and currently do not intend to pay dividends for the foreseeable future. Our current business plan is to retain any future earnings to finance the growth of our business.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2010, our Board of Directors approved a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date. As of December 30, 2023, the Company had $20.0 million of repurchase authorizations remaining under its repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 27, 2022 - April 2, 2022………	989,186	$10.11	989,186	$19,999,982
Total………………………………..........	989,186		989,186
During fiscal 2022, 1.0 million shares of our common stock were repurchased at a cost of $10.0 million. There were no repurchases of common stock during fiscal years 2023 and 2021.
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
Known or Anticipated Trends
Based on our recent operating results and current perspectives on our operating environment, we anticipate the following trends will continue to impact our operating results:
Economic Environment Impacting Consumer Spending Ability and Preferences: Macroeconomic factors, including inflation and increased interest rates, impacted customer behavior in fiscal year 2023. In addition, our wholesale customers have shown caution in placing advance orders for merchandise. We expect interest rates to remain close to recent highs, along with continued economic uncertainty. While the impact of these macroeconomic factors are difficult to quantify, we expect continued negative impacts on consumer confidence and consumer demand in fiscal year 2024 in many of our major markets.
Inventory Levels: In fiscal year 2023, a slowing of consumer demand in our core categories, in part due to macro-economic factors such as higher inflation, resulted in excess inventory with many of our wholesale customers. With higher marketplace inventories and a worsening economic environment, retailers placed increased emphasis on rationalizing their inventory needs. With the challenging global macro environment, we expect many customers to continue to manage to leaner inventory levels than the prior year across our key categories. We will also continue to proactively manage our inventory purchases to mitigate our cash flow and inventory risks.

World Conflicts: We continuously monitor the direct and indirect impacts from the military conflicts between Russia and Ukraine and in the Middle East. Our operations in Russia and Israel consist of sales through third-party distributors, and sales to these distributors are currently on hold. Our sales in Russia and Israel are not material to our financial results. We have no other operations, including supply chain, in Israel, Palestine, Russia or Ukraine. However, the continuation of the current military conflicts and/or an escalation of the conflicts beyond their current scope may continue to weaken the global economy and could result in additional inflationary pressures and supply chain constraints.

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

Among our foreign suppliers, China is the source of a substantial majority of our imports. A material increase in the cost of our products or transportation without any offsetting price increases or a disruption in the flow of finished goods from China may significantly increase our costs.

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

Business Strategies and Outlook: Our goal is to drive shareholder value and make a positive impact on our people, planet and communities. We continue to operate in a very challenging business environment for our product offerings. In early 2023, we initiated Our Transform and Grow plan (“TAG”), which was designed to reduce operating expenses, improve operating margins and advance our path to profitable growth. This initial phase of TAG was designed to deliver $100 million in annualized cost savings by the end of fiscal year 2024.

In August 2023, as a result of a more comprehensive review of our business operations, we expanded the scope of TAG. Our goal in expanding TAG is to put additional emphasis on a broader set of initiatives aimed at restructuring or optimizing our operations, exit or minimize certain product offerings, brands and distribution, strengthen gross margins and improve our working capital efficiency.

Under the expanded plan, the Company increased the estimated economic benefits from the original $100 million in annualized cost savings target to be achieved by the end of fiscal 2024 to $300 million in annualized operating income benefits to be achieved by the end of fiscal 2025. Under the expanded program, we accelerated organizational restructuring, began exiting the smartwatch category, and reduced sku complexity in 2023. In 2024, we will continue to execute on all facets of TAG, including capturing benefits in our sourcing and operating costs. In connection with TAG, the Company expects to incur charges of approximately $100 million to $120 million over the duration of TAG and estimates approximately $35 million of charges in fiscal year 2024.

The Company has announced a strategic review of its current business model and capital structure. This includes efforts to optimize its business model with additional changes to its operations as well as further structural cost reductions under consideration. The Company expects this effort will further expand on TAG and could include additional debt and equity financing options, including monetization of various assets.

As we execute against the entire scope of TAG, we have an opportunity to improve our operating fundamentals, right size our cost structure, and return to sales growth. Aided by these measures, our long-term goal is to achieve adjusted gross margins above 50% and adjusted operating margins of approximately 10%.

Operating Segments
We operate our business in three segments which are divided into geographies. Net sales for each geographic segment are based on the location of the selling entity and each reportable segment provides similar products and services.
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical point of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 143 Company-owned stores as of the end of fiscal 2023 and an extensive collection of products available through our owned websites. As of the end of fiscal 2023, net sales in the Americas segment accounted for 45.4% of our consolidated revenue.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 86 Company-owned stores as of the end of fiscal 2023 and an extensive collection of products available through our owned websites. As of the end of fiscal 2023, net sales in the Europe segment accounted for 31.0% of our consolidated revenue.
Asia: The Asia segment is comprised of sales to customers based in Australia, China (including Hong Kong, Macau, and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 73 Company-owned stores as of the end of fiscal 2023 and an extensive collection of products available through our owned websites. As of the end of fiscal 2023, net sales in the Asia segment accounted for 23.2% of our consolidated revenue.
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
Product Returns.    We monitor customer returns and maintain a provision for estimated returns based upon historical experience, current information and any specific issues identified. While returns have historically been within our expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that our products are performing poorly in the retail market and/or we experience product damages or defects at a rate significantly higher than our historical rate, the resulting returns could have an adverse impact on the operating results for the period or periods in which such returns occur. If our allowance for product returns were to change by 10%, the impact, excluding taxes, would have been an approximate $1.6 million change to net income (loss).
Inventory.    We account for estimated obsolescence or unmarketable inventory equal to the difference between the average cost of inventory and the estimated net realizable value based upon assumptions about forecasted sales demand, market conditions and available liquidation channels. Valuation of existing smartwatch inventory can be negatively impacted by the emergence of newer generation product. If actual future demand or market conditions are less favorable than those projected by management, or if liquidation channels are not readily available, additional inventory valuation reductions may be required. We assess our off-price sales on an ongoing basis and update our estimates accordingly. For every 1% of additional inventory valuation reductions as of fiscal year end 2023, we would have recorded an additional cost of sales of approximately $0.2 million.
Property, Plant and Equipment and Lease Impairment.    We test for asset impairment of property, plant and equipment and lease assets whenever events or conditions indicate that the carrying value of an asset might not be recoverable based on expected undiscounted cash flows related to the asset. In evaluating long-lived assets for recoverability, we calculate fair value using our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. When undiscounted cash flows estimated to be generated through the operations of our Company-owned retail stores are less than the carrying value of the underlying assets, the assets are impaired. If it is determined that assets are impaired, an impairment loss is recognized for the amount that the asset's book value exceeds its fair value. Should actual results or market conditions differ from those anticipated, additional losses may be recorded. We recorded impairment losses in long-lived asset impairments of $1.7 million, $2.1 million and $7.5 million in fiscal years 2023, 2022 and 2021, respectively, related to lease assets. We recorded impairment losses in long-lived asset impairments of $0.4 million, $0.2 million and $1.7 million in fiscal years 2023, 2022 and 2021, respectively, related to property, plant and equipment. We recorded impairment losses in restructuring charges of $0.7 million in fiscal year 2021 related to lease assets. We recorded impairment losses in restructuring charges of $0.1 million and $0.2 million in fiscal years 2022 and 2021, respectively, related to property, plant and equipment. In fiscal year 2023, an increase of 100 basis points to the discount rate would not have resulted in an increase to property, plant and equipment and lease impairment expense. A 10% decrease in future expected cash flows would have increased impairment expense by $1.1 million.
Income Taxes.    We record valuation allowances against our deferred tax assets, when necessary, in accordance with ASC 740, Income Taxes ("ASC 740"). Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made. The valuation allowance for fiscal years 2023, 2022 and 2021 was $192.6 million, $143.3 million and $123.0 million, respectively.
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

Adjusted EBITDA, Adjusted Operating Income (Loss), Adjusted Net Income (Loss) and Adjusted Earnings per Share: Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share are non-GAAP financial measures. We define Adjusted EBITDA as our income (loss) before income taxes, plus interest expense, amortization and depreciation, impairment expense, other non-cash charges, stock-based compensation expense, restructuring cost of sales and expense and unamortized debt issuance costs included in loss on extinguishment of debt minus interest income. We define Adjusted operating income (loss) as operating income (loss) before impairment expense and restructuring cost of sales and expense. We define Adjusted net income (loss) and Adjusted earnings (loss) per share as net income attributable to Fossil Group, Inc. and diluted earnings per share, respectively, before impairment expense, restructuring cost of sales and expense and unamortized debt issuance costs included in loss on extinguishment of debt. We have included Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share herein because they are widely used by investors for valuation and for comparing our financial performance with the performance of our competitors. We also use these non-GAAP financial measures to monitor and compare the financial performance of our operations. Our presentation of Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share may not be comparable to similarly titled measures other companies report. Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share are not intended to be used as alternatives to any measure of our performance in accordance with GAAP.
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
Store Counts: While macro-economic factors have shifted sales away from traditional brick and mortar stores towards digital channels, store counts continue to provide a key metric for management. Both the size and quality of our store fleet have a direct impact on our sales and profitability. Over time, we have made progress right-sizing our fleet of stores by focusing on closing our least profitable stores.
Total Liquidity: We define total liquidity as cash and cash equivalents plus available borrowings on our revolving credit facility. We monitor and forecast total liquidity to ensure we can meet our financial obligations.

Components of Results of Operations

Revenues from sales of our products, including those that are subject to inventory consignment arrangements, are recognized when control of the product is transferred to the customer and in an amount that reflects the consideration we expect to be entitled in exchange for the product. We accept limited returns from customers. We continually monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. Our product returns provision is accounted for as a reduction to revenue and cost of sales and an increase to customer liabilities and other current assets to the extent the returned product is resalable.

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

Operating Expenses include selling, general and administrative ("SG&A"), long-lived asset impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of our retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize our Company’s infrastructure and store closures under our TAG and New World Fossil initiatives.

Results of Operations
Fiscal Year 2023 Compared to Fiscal Year 2022

Consolidated Net Sales.  Net sales decreased $270.0 million or 16.0% (15.9% in constant currency) for fiscal year 2023, as compared to fiscal year 2022. Sales declined in all three regions. Corporate revenue decreased due to sales declines in revenue recognized over time, based on the timing of progress in completing performance obligations under a licensing agreement. The sales decrease was largely driven by declines in our wholesale channel, and to a lesser extent, declines in smartwatch sales and our store rationalization initiatives. Wholesale sales declined 21.2% (21.4% in constant currency), reflecting lower purchases by wholesale accounts due to tighter management of inventories and lower end-consumer demand. Direct to consumer sales decreased 7.5% (6.9% in constant currency), mainly due to a smaller store base. We have reduced our store footprint by 40 stores (12%), since the end of the fiscal year 2022. Comparable retail sales decreased 2% during fiscal year 2023, compared to fiscal year 2022 with growth in e-commerce more than offset by declines in stores. From a category perspective, traditional watch sales decreased 12.4% (12.2% in constant currency). Sales of smartwatches declined 46.6% (46.5% in constant currency) as we have shifted our focus away from the category as part of our product rationalization initiatives. Leathers declined 11.3% (10.7% in constant currency) and jewelry declined 14.7% (15.4% in constant currency). From a brand perspective, sales decreased throughout most of our brand portfolio, with the most predominant declines in MICHAEL KORS, FOSSIL and EMPORIO ARMANI.
The following table sets forth consolidated net sales by segment and the changes in net sales by segment on both a reported and constant currency basis from period to period (dollars in millions):

	Fiscal Year
	2023		2022		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency
	Amounts		Amounts		Dollars
Americas	$640.8	45.4%	$744.0	44.2%	$(103.2)	(13.9)%	(14.2)%
Europe	437.4	31.0	541.3	32.2	(103.9)	(19.2)	(20.8)
Asia	328.2	23.2	377.6	22.4	(49.4)	(13.1)	(9.6)
Corporate	6.0	0.4	19.5	1.2	(13.5)	(69.2)	(69.2)
Total net sales	$1,412.4	100.0%	$1,682.4	100.0%	$(270.0)	(16.0)%	(15.9)%

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period (dollars in millions):

	Fiscal Year
	2023		2022		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency
	Amounts		Amounts		Dollars
Watches:
Traditional watches	$1,015.1	71.9%	$1,158.9	68.9%	$(143.8)	(12.4)%	(12.2)%
Smartwatches	80.9	5.7	151.6	9.0	(70.7)	(46.6)	(46.5)
Total watches	$1,096.0	77.6%	$1,310.5	77.9%	$(214.5)	(16.4)%	(16.2)%
Leathers	158.4	11.2	178.5	10.6	(20.1)	(11.3)	(10.7)
Jewelry	131.4	9.3	154.1	9.2	(22.7)	(14.7)	(15.4)
Other	26.6	1.9	39.3	2.3	(12.7)	(32.3)	(32.6)
Total net sales	$1,412.4	100.0%	$1,682.4	100.0%	$(270.0)	(16.0)%	(15.9)%
The following table sets forth the number of stores on the dates indicated below:

	December 31, 2022	Opened	Closed	December 30, 2023
Americas	151	2	10	143
Europe	111	2	27	86
Asia	80	1	8	73
Total stores	342	5	45	302
Americas Net Sales. Americas net sales decreased $103.2 million or 13.9% (14.2% in constant currency) for fiscal year 2023 as compared to fiscal year 2022. Sales decreased in almost all brands with the biggest decreases in MICHAEL KORS and FOSSIL. Sales decreases in our wholesale and stores channel were partially offset by growth in our owned e-commerce sales. Comparable retail sales declined slightly during fiscal year 2023, with growth in e-commerce more than offset by declines in stores.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Americas segment (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2023	2022	Dollars
Watches:
Traditional watches	$456.7	$519.0	$(62.3)	(12.0)%	(12.5)%
Smartwatches	37.7	65.6	(27.9)	(42.5)	(42.8)
Total watches	$494.4	$584.6	$(90.2)	(15.4)%	(15.9)%
Leathers	104.8	115.3	(10.5)	(9.1)	(8.7)
Jewelry	33.4	35.7	(2.3)	(6.4)	(6.2)
Other	8.2	8.4	(0.2)	(2.4)	(1.2)
Total	$640.8	$744.0	$(103.2)	(13.9)%	(14.2)%
Europe Net Sales. During fiscal year 2023, Europe net sales decreased $103.9 million or 19.2% (20.8% in constant currency) in comparison to fiscal year 2022. The greatest sales decreases were in the MICHAEL KORS and FOSSIL brands. Sales declined in our wholesale and stores channels, while owned e-commerce sales increased. Comparable retail sales increased slightly during fiscal year 2023, with growth in store and owned e-commerce sales.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Europe segment (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2023	2022	Dollars
Watches:
Traditional watches	$296.1	$354.8	$(58.7)	(16.5)%	(18.0)%
Smartwatches	26.3	53.2	(26.9)	(50.6)	(51.9)
Total watches	$322.4	$408.0	$(85.6)	(21.0)%	(22.5)%
Leathers	25.9	29.4	(3.5)	(11.9)	(13.6)
Jewelry	78.9	93.6	(14.7)	(15.7)	(17.8)
Other	10.2	10.3	(0.1)	(1.0)	(2.9)
Total	$437.4	$541.3	$(103.9)	(19.2)%	(20.8)%

Asia Net Sales. In fiscal year 2023, Asia net sales decreased $49.4 million or 13.1% (9.6% in constant currency) in comparison to fiscal 2022. Sales decreased across the majority of regions, most notably in greater China, while sales in India increased in constant currency. Sales declines were primarily in the EMPORIO ARMANI and FOSSIL brands. Comparable retail sales decreased moderately during fiscal year 2023.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Asia segment (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2023	2022	Dollars
Watches:
Traditional watches	$260.3	$281.6	$(21.3)	(7.6)%	(4.0)%
Smartwatches	17.0	32.7	(15.7)	(48.0)	(45.0)
Total watches	$277.3	$314.3	$(37.0)	(11.8)%	(8.2)%
Leathers	27.8	33.8	(6.0)	(17.8)	(15.4)
Jewelry	19.1	24.8	(5.7)	(23.0)	(19.0)
Other	4.0	4.7	(0.7)	(14.9)	(10.6)
Total	$328.2	$377.6	$(49.4)	(13.1)%	(9.6)%

Gross Profit. Gross profit of $679.6 million in fiscal year 2023 decreased $151.1 million, or 18.2%, in comparison to $830.7 million in fiscal year 2022, driven mainly by the decrease in sales. The gross profit margin rate decreased to 48.1% in fiscal year 2023 compared to 49.4% in fiscal year 2022, largely due to increased promotions and licensor minimum royalty costs and unfavorable currency and product mix impacts, driven by connected products. These costs were partially offset by reduced freight costs.
Operating Expenses. For fiscal year 2023, total operating expenses decreased to $822.6 million or 58.2% of net sales, compared to $832.2 million or 49.5% of net sales in fiscal year 2022. SG&A expenses were $777.2 million in fiscal year 2023 compared to $823.7 million in fiscal year 2022. As a percentage of net sales, SG&A expenses increased to 55.0% in fiscal year 2023 as compared to 49.0% in fiscal year 2022, mainly driven by decreased sales. During fiscal year 2023, we incurred $43.3 million in restructuring charges as compared to $6.1 million in fiscal year 2022.
Operating Income (Loss). Operating income (loss) was a loss of $143.0 million in fiscal year 2023, as compared to a loss of $1.5 million in the prior fiscal year. The operating loss in fiscal year 2023 was primarily due to deleveraging of expenses with the decline in net sales. As a percentage of net sales, operating margin was (10.1)% in fiscal year 2023 as compared to (0.1)% in fiscal year 2022 and was negatively impacted by 70 basis points due to changes in foreign currencies.

Operating income (loss) by operating segment is summarized as follows (dollars in millions):

	Fiscal Year		Growth (Decline)		Operating Margin %
	2023	2022	Dollars	Percentage	2023	2022
Americas	$82.7	$116.4	$(33.7)	(29.0)%	12.9%	15.6%
Europe	41.0	91.1	(50.1)	(55.0)	9.4	16.8
Asia	38.2	52.1	(13.9)	(26.7)	11.6	13.8
Corporate	(304.9)	(261.1)	(43.8)	(16.8)
Total operating income (loss)	$(143.0)	$(1.5)	$(141.5)	(9,433.3)%	(10.1)%	(0.1)%
Interest Expense. Interest expense increased by $2.6 million in fiscal year 2023, primarily driven by increased interest rates compared to fiscal year 2022.
Other Income (Expense)—Net. During fiscal year 2023, other income (expense) - net was income of $8.7 million compared to expense of $1.4 million in the prior fiscal year. The change in other income (expense)-net was largely reflective of net currency gains in fiscal year 2023 as compared to net currency losses in fiscal year 2022 and increased interest income in fiscal year 2023.
Provision for Income Taxes. During fiscal year 2023, there was an income tax expense of $0.5 million, resulting in an effective tax rate of (0.3)%, compared to (96.7)% in fiscal year 2022. The 2023 effective rate was favorably impacted by reduced foreign income taxes, release of reserves for uncertain tax positions and the accrual of interest income on tax receivables, whereas the 2022 effective rate was unfavorably impacted by the low level of pre-tax earnings and valuation allowances on deferred tax assets.

Net Income (Loss) Attributable to Fossil Group, Inc. Fiscal year 2023, net income (loss) attributable to Fossil Group, Inc. was a net loss of $157.1 million, or $3.00 per diluted share, in comparison to a net loss of $44.2 million, or $0.85 per diluted share, in the prior fiscal year. During fiscal year 2023, currency fluctuations unfavorably impacted diluted earnings (loss) per share by $0.10.
Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	Fiscal Year
	2023		2022
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(156.1)	(11.1)%	$(22.1)	(1.3)%
Plus:
Interest expense	21.8		19.2
Amortization and depreciation	19.1		23.3
Impairment expense	2.2		2.4
Other non-cash charges	(0.9)		(1.1)
Stock-based compensation	5.7		8.0
Restructuring expense	43.3		6.1
Restructuring cost of sales	5.5		—
Unamortized debt issuance costs included in loss on extinguishment of debt	—		1.1
Less:
Interest income	3.2		0.8
Adjusted EBITDA	$(62.6)	(4.4)%	$36.1	2.1%

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

	Fiscal Year 2023
($ in millions, except per share data):	As Reported	Restructuring Cost of Sales	Long-lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(143.0)	$5.5	$2.2	$43.3	$(92.0)
Operating margin (% of net sales)	(10.1)%				(6.5)%
Interest expense	21.8	—	—	—	21.8
Other income (expense) - net	8.7	—	—	—	8.7
Income (loss) before income taxes	(156.1)	5.5	2.2	43.3	(105.1)
Provision for income taxes	0.5	1.2	0.5	9.1	11.3
Less: net income attributable to noncontrolling interest	0.4	—	—	—	0.4
Net income (loss) attributable to Fossil Group, Inc.	$(157.1)	$4.3	$1.7	$34.2	$(116.9)
Diluted earnings (loss) per share	$(3.00)	$0.08	$0.03	$0.65	$(2.24)

	Fiscal Year 2022
($ in millions, except per share data):	As Reported	Long-lived Asset Impairment	Restructuring Expenses	Unamortized Debt Issuance Costs Included in Loss on Extinguishment of Debt	As Adjusted
Operating income (loss)	$(1.5)	$2.4	$6.1	$—	$7.0
Operating margin (% of net sales)	(0.1)%				0.4%
Interest expense	19.2	—	—	—	19.2
Other income (expense) - net	(1.4)	—	—	1.1	(0.3)
Income (loss) before income taxes	(22.1)	2.4	6.1	1.1	(12.5)
Provision for income taxes	21.4	0.5	1.3	0.2	23.4
Less: net income attributable to noncontrolling interest	0.6	—	—	—	0.6
Net income (loss) attributable to Fossil Group, Inc.	$(44.2)	$1.9	$4.8	$0.9	$(36.6)
Diluted earnings (loss) per share	$(0.85)	$0.04	$0.09	$0.01	$(0.71)

Fiscal Year 2022 Compared to Fiscal Year 2021
For a discussion of our results of operations in fiscal year 2022 compared to fiscal year 2021, please see Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC, which is incorporated herein by reference.

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of fiscal year 2023 was $117.2 million, including $104.4 million held by foreign subsidiaries outside the U.S., in comparison to $198.7 million at the end of fiscal year 2022, including $195.8 million held by foreign subsidiaries outside the U.S. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges and capital expenditures.
At the end of fiscal year 2023, we had working capital of $368.2 million compared to working capital of $519.4 million at the end of the prior fiscal year. At the end of fiscal year 2023, we had $0.5 million of outstanding short-term borrowings and $207.0 million in long-term debt including unamortized issuance costs compared to $0.3 million of short-term borrowings and $216.1 million in long-term debt including unamortized issuance costs at the end of fiscal year 2022.
Operating Activities. Cash used in operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities of $59.5 million in fiscal year 2023 decreased from cash used of $110.9 million in fiscal year 2022, primarily due to proactively managing our inventory levels down in fiscal year 2023, and partially offset by decreased earnings in fiscal year 2023 as compared to fiscal year 2022.

Investing Activities. Investing cash flows primarily consist of capital expenditures and are offset by proceeds from the sale of property, plant and equipment.
Financing Activities. Financing cash flows primarily consist of borrowings and repayments of debt. The decrease in financing cash flows in fiscal year 2023 compared to fiscal year 2022 was reflective of net debt payments in fiscal year 2023 as compared to net debt borrowings in fiscal year 2022.
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
For the fiscal year ending December 28, 2024, we expect total capital expenditures to be approximately $10 million. Our capital expenditure budget is an estimate and is subject to change.
Sources of Liquidity. We believe cash flows from operations, combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for at least the next twelve months. Although we believe we have adequate sources of liquidity, the success of our operations, in light of the market volatility and uncertainty, among other factors, could impact our business and liquidity.

The following table shows our sources of liquidity (in millions):

	Fiscal Year End
	2023	2022
Cash and cash equivalents	$117.2	$198.7
Revolver availability	64.0	141.2
Total liquidity	$181.2	$339.9
We are assessing potential sources of supplemental liquidity in light of our operating performance, the timing of the expected benefits of our TAG plan and other relevant considerations. In the event our liquidity becomes insufficient, we may be required to limit our spending or sell assets. In addition, we may seek additional deleveraging or refinancing transactions, including entering into transactions to exchange debt for other debt securities (including additional secured debt), issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, or may otherwise seek transactions to reduce interest expense, extend debt maturities and improve our capital structure. Any of these transactions could impact our financial results, including additional expenses, charges and cancellation of indebtedness income. We cannot assure you whether any of such transactions will be consummated, whether we will achieve the benefits of any such transaction, or whether our cost of capital will increase, any of which could have an impact on our future liquidity. Additionally, we currently have a $56.5 million (including interest) U.S. tax refund that is expected to be received in fiscal year 2024, however the timing of the refund is uncertain.
Notes: In November 2021, we sold $150.0 million aggregate principal amount of our 7.00% senior notes due 2026 (the "Notes"), generating net proceeds of approximately $141.7 million.
The Notes are our general unsecured obligations. The Notes bear interest at the rate of 7.00% per annum. Interest on the Notes is payable quarterly in arrears on February 28, May 31, August 31 and November 30 of each year. The Notes mature on November 30, 2026. We may redeem the Notes for cash in whole or in part at any time at our option at the following prices: (i) after November 30, 2023 and prior to November 30, 2024, at a price equal to $25.50 per $25.00 principal amount of Notes, (ii) on or after November 30, 2024 and prior to November 30, 2025, at a price equal to $25.25 per $25.00 principal amount of Notes and (iii) on or after November 30, 2025, at a price equal to $25.00 per $25.00 principal amount of Notes, plus (in each case noted above) accrued and unpaid interest, if any, to, but excluding, the date of redemption.
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
Fiscal Year 2023 Activity: We had payments net of borrowings of $10.9 million under the Revolving Facility during fiscal year 2023 at an average interest rate of 6.5%. As of December 30, 2023, we had $150.0 million outstanding under the Notes and $62.1 million outstanding under the Revolving Facility. As of December 30, 2023, we had unamortized debt issuance costs of $5.1 million recorded in long-term debt and $2.5 million recorded in intangible and other assets-net on our consolidated balance sheets. In addition, we had $4.5 million of outstanding standby letters of credit at December 30, 2023. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby letters of credit. As of December 30, 2023, we had $64.0 million available for borrowing under the Revolving Facility. At December 30, 2023, we were in compliance with all debt covenants related to our debt agreement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fossil Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fossil Group, Inc. and subsidiaries (the "Company") as of December 30, 2023 and December 31, 2022, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
We identified inventory valuation for smartwatch products as a critical audit matter because of the significant judgments made by management to estimate future demand, market conditions, and available liquidation channels which are used to arrive at the net realizable value. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions within the inventory excess and obsolescence allowance.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the inventory excess and obsolescence allowance for smartwatch products included the following, among others:
•We tested the effectiveness of controls over the inventory excess and obsolescence valuation adjustment, specifically the control over the estimation of the net realizable value of inventory.

•We evaluated management’s ability to estimate net realizable value by comparing management’s estimates to subsequent transactions, taking into account changes in market conditions subsequent to December 30, 2023.
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
–Comparing management’s estimate of future demand to historical results and forecasted information included in the Company’s press releases, as well as industry reports.
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
March 13, 2024

We have served as the Company's auditor since 1988.

FOSSIL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
IN THOUSANDS

	December 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$117,197	$198,726
Accounts receivable-net	187,942	206,133
Inventories	252,834	376,028
Prepaid expenses and other current assets	152,717	164,413
Total current assets	710,690	945,300
Property, plant and equipment-net	57,244	79,882
Operating lease right-of-use assets	151,000	156,947
Intangible and other assets-net	59,096	55,999
Total long-term assets	267,340	292,828
Total assets	$978,030	$1,238,128
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$147,161	$191,141
Short-term debt	480	342
Accrued expenses:
Current operating lease liabilities	43,565	49,702
Compensation	44,789	44,259
Royalties	15,880	20,875
Customer liabilities	37,584	41,996
Transaction taxes	10,412	14,303
Other	27,811	40,424
Income taxes payable	14,795	22,878
Total current liabilities	342,477	425,920
Long-term income taxes payable	20,409	22,603
Deferred income tax liabilities	698	616
Long-term debt	206,983	216,132
Long-term operating lease liabilities	137,644	150,188
Other long-term liabilities	18,081	19,660
Total long-term liabilities	383,815	409,199
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, 52,487 and 51,836 shares issued and outstanding at December 30, 2023 and December 31, 2022, respectively	525	518
Additional paid-in capital	311,709	306,241
Retained earnings	18,403	175,491
Accumulated other comprehensive income (loss)	(76,405)	(76,318)
Total Fossil Group, Inc. stockholders' equity	254,232	405,932
Noncontrolling interest	(2,494)	(2,923)
Total stockholders' equity	251,738	403,009
Total liabilities and stockholders' equity	$978,030	$1,238,128
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2023	2022	2021
Net sales	$1,412,384	$1,682,439	$1,870,036
Cost of sales	732,803	851,760	903,662
Gross profit	679,581	830,679	966,374
Operating expenses:
Selling, general and administrative expenses	777,167	823,689	842,625
Long-lived asset impairments	2,159	2,342	9,223
Restructuring expenses	43,279	6,121	21,889
Total operating expenses	822,605	832,152	873,737
Operating income (loss)	(143,024)	(1,473)	92,637
Interest expense	21,778	19,237	25,086
Other income (expense) - net	8,665	(1,416)	(14,500)
Income (loss) before income taxes	(156,137)	(22,126)	53,051
Provision for income taxes	522	21,400	26,427
Net income (loss)	(156,659)	(43,526)	26,624
Less: Net income attributable to noncontrolling interest	429	631	1,190
Net income (loss) attributable to Fossil Group, Inc.	$(157,088)	$(44,157)	$25,434
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$6,775	$(15,080)	$(14,423)
Cash flow hedges - net change	(709)	(1,947)	3,494
Pension plan activity	(6,153)	7,984	2,554
Total other comprehensive income (loss)	(87)	(9,043)	(8,375)
Total comprehensive income (loss)	(156,746)	(52,569)	18,249
Less: Comprehensive income attributable to noncontrolling interest	429	631	1,190
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(157,175)	$(53,200)	$17,059
Earnings (loss) per share:
Basic	$(3.00)	$(0.85)	$0.49
Diluted	$(3.00)	$(0.85)	$0.48
Weighted average common shares outstanding:
Basic	52,284	51,841	51,961
Diluted	52,284	51,841	52,777
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AMOUNTS IN THOUSANDS

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Fossil Group, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
Balance, January 2, 2021	51,474	$515	$293,777	$—	$203,698	$(58,900)	$439,090	$942	$440,032
Common stock issued upon exercise of stock options and stock appreciation rights and restricted stock units	861	8	(8)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(2,420)	—	—	(2,420)	—	(2,420)
Retirement of common stock	(189)	(2)	(2,418)	2,420	—	—	—	—	—
Stock-based compensation	—	—	9,497	—	—	—	9,497	—	9,497
Net income (loss)	—	—	—	—	25,434	—	25,434	1,190	26,624
Other comprehensive income (loss)	—	—	—	—	—	(8,375)	(8,375)	—	(8,375)
Balance, January 1, 2022	52,146	$521	$300,848	$—	$229,132	$(67,275)	$463,226	$2,132	$465,358
Common stock issued upon exercise of stock options and stock appreciation rights and restricted stock units	906	9	(9)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(12,447)	—	—	(12,447)	—	(12,447)
Retirement of common stock	(1,216)	(12)	(2,951)	12,447	(9,484)	—	—	—	—
Stock-based compensation	—	—	8,353	—	—	—	8,353	—	8,353
Net income (loss)	—	—	—	—	(44,157)	—	(44,157)	631	(43,526)
Other comprehensive income (loss)	—	—	—	—	—	(9,043)	(9,043)	—	(9,043)
Distribution of noncontrolling interest earnings and other	—	—	—	—	—	—	—	(5,686)	(5,686)
Balance, December 31, 2022	51,836	$518	$306,241	$—	$175,491	$(76,318)	$405,932	$(2,923)	$403,009
Common stock issued upon exercise of stock options and stock appreciation rights and restricted stock units	816	8	(8)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(530)	—	—	(530)	—	(530)
Retirement of common stock	(165)	(1)	(529)	530	—	—	—	—	—
Stock-based compensation	—	—	6,005	—	—	—	6,005	—	6,005
Net income (loss)	—	—	—	—	(157,088)	—	(157,088)	429	(156,659)
Other comprehensive income (loss)	—	—	—	—	—	(87)	(87)	—	(87)
Balance, December 30, 2023	52,487	$525	$311,709	$—	$18,403	$(76,405)	$254,232	$(2,494)	$251,738

See notes to consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
AMOUNTS IN THOUSANDS

Fiscal Year	2023	2022	2021
Operating Activities:
Net income (loss)	$(156,659)	$(43,526)	$26,624
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	19,099	23,333	29,606
Non-cash lease expense	74,813	79,274	90,250
Stock-based compensation	5,686	8,060	9,497
Decrease in allowance for returns and markdowns	(2,604)	(6,729)	(6,420)
Gain on disposal of assets	(6,398)	(460)	(5,218)
Property, plant and equipment and other long-lived asset impairment losses	2,159	2,642	9,223
Non-cash restructuring charges	7,563	779	655
Bad debt expense	3,535	6,305	3,070
Other non cash items	(7,080)	12,456	17,861
Loss on extinguishment of debt	—	1,060	13,005
Contingent consideration remeasurement	(348)	2,363	347
Changes in operating assets and liabilities:
Accounts receivable	19,945	41,621	(35,453)
Inventories	125,766	(46,031)	(62,261)
Prepaid expenses and other current assets	18,758	(3,954)	20,920
Accounts payable	(42,889)	(35,422)	53,934
Accrued expenses	(24,473)	(55,055)	(12,927)
Income taxes	(9,858)	(4,496)	3,085
Operating lease liabilities	(86,474)	(93,076)	(105,769)
Net cash (used in) provided by operating activities	(59,459)	(110,856)	50,029
Investing Activities:
Additions to property, plant and equipment and other	(8,528)	(13,262)	(10,293)
(Increase) decrease in intangible and other assets	(1,365)	1,719	6,031
Proceeds from the sale of property, plant and equipment	23	2,990	11,369
Net cash (used in) provided by investing activities	(9,870)	(8,553)	7,107
Financing Activities:
Acquisition of common stock	(530)	(12,447)	(2,420)
Distribution of noncontrolling interest earnings	—	(5,686)	—
Debt borrowings	172,827	386,067	254,717
Debt payments	(183,607)	(314,200)	(354,389)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	(2,316)	—	—
Debt issuance costs and other	—	(744)	(10,479)
Net cash (used in) provided by financing activities	(13,626)	52,990	(112,571)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	463	5,922	(4,239)
Net decrease in cash and cash equivalents, and restricted cash	(82,492)	(60,497)	(59,674)
Cash and cash equivalents, and restricted cash:
Beginning of year	204,075	264,572	324,246
End of year	$121,583	$204,075	$264,572
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies
Consolidated Financial Statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its subsidiaries (the "Company"). The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion accessories on a global basis. The Company's products are sold primarily through department stores, specialty retailers, Company-owned retail stores and commercial websites worldwide. The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to fiscal years 2023, 2022 and 2021 are for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. All intercompany balances and transactions are eliminated in consolidation.
Use of Estimates is required in the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to product returns, bad debt, inventories, long-lived asset impairment, impairment of trade names, income taxes, warranty costs and litigation liabilities. Management bases its estimates and judgments on the information available at the time and various other assumptions believed to be reasonable under the circumstances. Management estimates form the basis for making judgments about the carrying value of the assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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
The Company has entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of products bearing the brand names of certain globally recognized fashion companies. Sales of the Company's licensed products amounted to 44.7%, 46.5% and 50.5% of the consolidated net sales for fiscal years 2023, 2022 and 2021, respectively, of which MICHAEL KORS® product sales accounted for 17.6%, 19.2% and 20.9% of the consolidated net sales for fiscal years 2023, 2022 and 2021, respectively, and EMPORIO ARMANI® product sales accounted for 14.0%, 14.6% and 18.4% of the consolidated net sales for fiscal years 2023, 2022 and 2021, respectively.
Cash Equivalents are considered all highly liquid investments with original maturities of three months or less.
Restricted Cash was comprised primarily of pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of December 30, 2023, December 31, 2022 and January 1, 2022 that are presented in the consolidated statement of cash flows (in thousands):

	December 30, 2023	December 31, 2022	January 1, 2022
Cash and cash equivalents	$117,197	$198,726	$250,844
Restricted cash included in prepaid expenses and other current assets	77	106	117
Restricted cash included in intangible and other assets-net	4,309	5,243	13,611
Cash, cash equivalents and restricted cash	$121,583	$204,075	$264,572
Accounts Receivable at the end of fiscal years 2023 and 2022 are stated net of doubtful accounts of approximately $12.6 million and $14.6 million, respectively.

Inventories are stated at the lower of cost and net realizable value, including any applicable duty and freight charges. Inventory held at consignment locations is included in the Company's finished goods inventory, and at the end of fiscal years 2023 and 2022, was $19.8 million and $25.3 million, respectively.
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
Lease assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Lease impairment losses of $1.7 million, $2.1 million and $7.5 million were recorded in long-lived asset impairments in fiscal years 2023, 2022 and 2021, respectively. No lease impairment losses were recorded in restructuring charges in fiscal year 2023 and 2022, and lease impairment losses of $0.7 million were recorded in restructuring charges in fiscal year 2021.
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
Property, plant and equipment is evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Property, plant and equipment impairment losses of underperforming Company-owned retail stores of $0.4 million, $0.2 million and $1.7 million were recorded in long-lived asset impairments. No impairment losses were recorded in restructuring charges in fiscal year 2023, and impairment losses of $0.1 million and $0.2 million were recorded in restructuring charges in fiscal years 2022 and 2021, respectively.
Other Intangible Assets include trademarks, trade names, customer lists and patents. Trademarks, trade names with finite lives, customer lists and patents are amortized using the straight-line method over their estimated useful lives, which are generally three to 20 years. Indefinite-lived trade names are evaluated for impairment annually as of the end of the fiscal year. Additionally, if events or conditions were to indicate an intangible asset may not be recoverable, the Company would evaluate the asset for impairment at that time. Impairment testing compares the carrying amount of an intangible asset with its fair value. When the carrying amount of an intangible asset exceeds its fair value, an impairment charge is recorded.
The fair value of the Company's MICHELE® trade name was estimated using the relief from royalty method. No impairment charges were recorded to the MICHELE trade name during fiscal years 2023, 2022 or 2021. The SKAGEN® trade name is being fully amortized on a straight-line basis over its estimated remaining useful life of two years as of December 30, 2023. No impairment charges were recorded to the SKAGEN trade name during fiscal years 2023, 2022 or 2021.
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
Foreign Transaction Gains and Losses are those changes in exchange rates of currencies not considered the functional currency that affects cash flows and the related receivables or payables. The Company incurred a net foreign currency transaction gain of approximately $3.0 million for fiscal year 2023 and net foreign currency transaction losses of $0.2 million and $4.0 million for fiscal years 2022 and 2021, respectively. These net gains and losses have been included in other income (expense)—net in the Company's consolidated statements of income (loss) and comprehensive income (loss).
Revenues from sales of the Company's products are recognized when control of the product is transferred to the customer and in an amount that reflects the consideration the Company expects to be entitled in exchange for the product. The Company accepts limited returns from customers. The Company continually monitors returns and maintains a provision for estimated returns based upon historical experience and any specific issues identified. Product returns are accounted for as reductions to revenue and cost of sales and increases to customer liabilities and other current assets to the extent the returned product is resalable. The Company recorded an estimated returns provision of $33.4 million and $35.8 million in accrued expenses as of the end of fiscal years 2023 and 2022, respectively. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales. See Note 2—Revenue, for more information regarding the Company's revenue recognition policy.
Cost of Sales includes raw material costs, assembly labor, assembly overhead including depreciation expense, assembly warehousing costs, shipping and handling costs related to the movement of finished goods from assembly locations to sales distribution centers and from sales distribution centers to customer locations and restructuring charges. Additionally, cost of sales includes customs duties, product packaging cost, royalty cost associated with sales of licensed products, the cost of molding and tooling and inventory shrinkage and damages.
Operating Expenses include selling, general and administrative ("SG&A"), long-lived asset impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company's retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reduce and optimize the Company’s infrastructure and store closures. See Note 20—Restructuring for additional information on the Company’s restructuring plan. The Company recorded $3.6 million, $4.0 million and $16.1 million, during fiscal years 2023, 2022 and 2021, respectively, related to government assistance and subsidies. These amounts mostly relate to payroll expense and were recorded as a reduction of selling, general and administrative expenses.
Advertising Costs for digital marketing and in-store advertising as well as co-op advertising, product displays, show/exhibit costs, advertising royalties related to the sales of licensed brands, internet costs associated with affiliation fees and sample costs are expensed as incurred within SG&A. Advertising costs were $157.3 million, $154.6 million and $168.4 million for fiscal years 2023, 2022 and 2021, respectively.
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

Research and Development Costs are incurred primarily through the Company's in-house engineering team as well as third party consulting and labor and consist primarily of personnel-related expenses, tooling and prototype materials and overhead costs. The Company’s research and development ("R&D") expenses are related to designing and developing new products and features and improving existing products. The Company's R&D expenses are recorded in SG&A and were $19.4 million, $29.1 million and $27.2 million in fiscal years 2023, 2022 and 2021, respectively.

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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands except per share data):

Fiscal Year	2023	2022	2021
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(157,088)	$(44,157)	$25,434
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	52,284	51,841	51,961
Basic EPS	$(3.00)	$(0.85)	$0.49
Diluted EPS computation:
Basic weighted average common shares outstanding	52,284	51,841	51,961
Diluted weighted average common shares outstanding	52,284	51,841	52,777
Diluted EPS	$(3.00)	$(0.85)	$0.48
Approximately 2.1 million, 2.1 million and 0.3 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in fiscal years 2023, 2022 and 2021, respectively, because they were anti-dilutive, including approximately 0.3 million, 0.3 million and 13,000 weighted performance-based shares in fiscal years 2023, 2022 and 2021, respectively.
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
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting this guidance on its financial statement disclosures.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280), to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The amendments in this update will require public entities to disclose significant segment expenses that are regularly provided to the Company's chief operating decision maker and included within segment profit and loss, an amount and description of its composition for other segment items, and expanded interim disclosures. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting this guidance on its financial statement disclosures.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). The amendments in ASU 2023-06 modify the disclosure or presentation requirements of a variety of topics in the FASB Accounting Standards Codification (the "Codification"), with the intention of clarifying or improving them and to align the requirements in the Codification with the regulations of the U.S. Securities and Exchange Commission (the "SEC”). The effective date for ASU 2023-06 varies and is determined for each individual disclosure based on the effective date of the SEC's removal of the related disclosure. ASU 2023-06 will not have an impact on the Company's financial position or results of operation.
The Organization for Economic Cooperation and Development ("OECD") and over 140 countries have agreed to enact a two-pillar solution to reform the international tax rules to address the challenges arising from the globalization and digitalization of the economy. "The Pillar Two Global Anti-Base Erosion (GloBE) Rules" provide a coordinated system to ensure that multinational enterprises with revenues above 750 million euro pay a minimum effective tax rate of 15% tax on the income arising in each of the jurisdictions in which they operate. The technical aspects of the calculation are still being developed. Implementation of these rules is scheduled for 2024, at which point the Company can determine the impact on its income tax expense and effective tax rate.
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
Licensing Income. The Company previously had agreements with certain customers to provide smartwatch technology, design, support and procurement, which expired in fiscal year 2023.
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	Fiscal Year 2023
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches:
Traditional watches	$456,745	$296,133	$260,244	$1,955	$1,015,077
Smartwatches	37,660	26,251	17,038	—	80,949
Total watches	$494,405	$322,384	$277,282	$1,955	$1,096,026
Leathers	104,760	25,877	27,790	—	158,427
Jewelry	33,367	78,946	19,097	—	131,410
Other	8,247	10,151	4,029	4,094	26,521
Consolidated	$640,779	$437,358	$328,198	$6,049	$1,412,384

Timing of Revenue Recognition
Revenue recognized at a point in time	$640,191	$436,610	$327,747	$4,677	$1,409,225
Revenue recognized over time	588	748	451	1,372	3,159
Consolidated	$640,779	$437,358	$328,198	$6,049	$1,412,384

	Fiscal Year 2022
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches:
Traditional watches	$518,995	$354,799	$281,550	$3,545	$1,158,889
Smartwatches	65,649	53,239	32,712	2	151,602
Total watches	$584,644	$408,038	$314,262	$3,547	$1,310,491
Leathers	115,300	29,414	33,828	—	178,542
Jewelry	35,695	93,614	24,796	—	154,105
Other	8,388	10,277	4,714	15,922	39,301
Consolidated	$744,027	$541,343	$377,600	$19,469	$1,682,439

Timing of Revenue Recognition
Revenue recognized at a point in time	$742,436	$540,465	$377,107	$7,350	$1,667,358
Revenue recognized over time	1,591	878	493	12,119	15,081
Consolidated	$744,027	$541,343	$377,600	$19,469	$1,682,439

	Fiscal Year 2021
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches:
Traditional watches	$531,392	$396,787	$359,266	$1,054	$1,288,499
Smartwatches	110,726	74,888	38,261	24	223,899
Total watches	$642,118	$471,675	$397,527	$1,078	$1,512,398
Leathers	95,197	31,809	30,636	—	157,642
Jewelry	41,350	95,995	21,500	—	158,845
Other	7,258	10,738	5,494	17,661	41,151
Consolidated	$785,923	$610,217	$455,157	$18,739	$1,870,036

Timing of Revenue Recognition
Revenue recognized at a point in time	$784,287	$608,946	$454,558	$8,328	$1,856,119
Revenue recognized over time	1,636	1,271	599	10,411	13,917
Consolidated	$785,923	$610,217	$455,157	$18,739	$1,870,036

Contract Balances. As of December 30, 2023, the Company had no material contract assets on the consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $0.0 million and $0.8 million as of December 30, 2023 and December 31, 2022, respectively, related to remaining performance obligations on licensing income, (ii) $1.7 million and $3.7 million as of December 30, 2023 and December 31, 2022, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $2.7 million and $3.1 million as of December 30, 2023 and December 31, 2022, respectively, related to gift cards issued.
Shipping and Handling Fees. The Company accounts for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.

3. Inventories
Inventories consisted of the following (in thousands):

At Fiscal Year End	2023	2022
Components and parts	$18,931	$20,998
Finished goods	233,903	355,030
Inventories	$252,834	$376,028
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

Fiscal Year	2023	2022	2021
Beginning balance	$13,623	$19,159	$21,916
Settlements in cash or kind	(6,956)	(8,630)	(10,263)
Warranties issued and adjustments to preexisting warranties(1)	3,455	3,094	7,506
Ending balance	$10,122	$13,623	$19,159
____________________________________________
(1)Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

At Fiscal Year End	2023	2022
Prepaid royalties	$17,143	$34,114
Prepaid taxes	34,917	36,081
Current income tax receivable	56,491	52,618
Other receivables	824	1,488
Forward contracts	339	2,783
Inventory returns	9,757	10,833
Property held for sale	9,394	—
Short term deposits	568	1,786
Other	23,284	24,710
Prepaid expenses and other current assets	$152,717	$164,413
6. Property, Plant and Equipment
Property, plant and equipment—net consisted of the following (in thousands):

At Fiscal Year End	2023	2022
Land	$1,004	$4,180
Buildings	7,589	23,404
Machinery and equipment	36,046	36,654
Furniture and fixtures	68,467	73,721
Computer equipment and software	193,604	198,206
Leasehold improvements	131,502	153,161
Construction in progress	3,720	5,728
	441,932	495,054
Less accumulated depreciation and amortization	384,688	415,172
Property, plant and equipment-net	$57,244	$79,882

7. Intangible and Other Assets
Intangible and other assets-net consisted of the following (in thousands):

		2023		2022
At Fiscal Year End	Useful Lives	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,978	$3,256	$3,728	$3,243
Customer lists	5 - 10 yrs.	—	—	279	266
Patents	3 - 20 yrs.	850	546	867	537
Trade name	6 yrs.	4,502	3,189	4,502	2,439
Other	7 - 20 yrs.	341	236	342	195
Total intangibles-subject to amortization		9,671	7,227	9,718	6,680
Intangibles-not subject to amortization:
Trade names		8,919		8,876
Other assets:
Other deposits		16,168		16,487
Deferred tax asset-net		21,426		17,262
Restricted cash		4,309		5,243
Debt issuance costs		2,490		3,124
Other		3,340		1,969
Total other assets		47,733		44,085
Total intangible and other assets		$66,323	$7,227	$62,679	$6,680
Total intangible and other assets-net			$59,096		$55,999
Amortization expense for intangible assets was $0.9 million, $2.5 million, and $3.4 million for fiscal years 2023, 2022 and 2021. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2024	$924
2025	733
2026	142
2027	124
2028	118
Thereafter	403

8. Derivatives and Risk Management
Cash Flow Hedges.    The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used by non-U.S. dollar functional currency subsidiaries to settle future payments of intercompany inventory transactions denominated in U.S. dollars. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to 24 months. The Company may enter into forward contracts for up to 85% of its forecasted purchases to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Additionally, the Company may enter into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date and exchange rate. These forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows from these inventory transactions, which will affect the Company’s U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts.
For a derivative instrument that is designated and qualifies as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
As of December 30, 2023, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	50.9	U.S. dollar	56.3
Canadian dollar	25.3	U.S. dollar	19.0
Mexican peso	121.1	U.S. dollar	6.8
British pound	4.5	U.S. dollar	5.7
Japanese yen	395.5	U.S. dollar	3.0
Australian dollar	3.8	U.S. dollar	2.5
U.S. dollar	3.5	Japanese Yen	480.0
Non-designated Hedges.    The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of December 30, 2023, the Company had non-designated forward contracts of $1.5 million on 27.1 million rand associated with a South African rand-denominated foreign subsidiary. As of December 31, 2022, the Company had non-designated forward contracts of $0.7 million on 12.1 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The effective portion of gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during fiscal years 2023, 2022 and 2021 are set forth below (in thousands):

Fiscal Year	2023	2022	2021
Cash flow hedges:
Forward contracts	$(708)	$12,176	$5,868
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$(708)	$12,176	$5,868
The following table illustrates the effective portion of gains and losses on derivative instruments recorded in other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during fiscal years 2023, 2022 and 2021 (in thousands):

Derivative Instruments	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(1,001)	$10,789	$2,429
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$1,002	$3,334	$(55)
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$83	$128	$37
The following table discloses the fair value amounts for the Company's derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	December 30, 2023		December 31, 2022		December 30, 2023		December 31, 2022
	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$339	Prepaid expenses and other current assets	$2,783	Accrued expenses-other	$1,044	Accrued expenses-other	$2,659
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Accrued expenses-other	7	Accrued expenses-other	16
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	20	Intangible and other assets-net	112	Other long-term liabilities	28	Other long-term liabilities	318
Total		$359		$2,895		$1,079		$2,993
The following table summarizes the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	Fiscal Year 2023		Fiscal Year 2022
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$732,803	$8,665	$851,760	$(1,416)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	(1,001)	1,002	10,789	3,334
Forward contracts not designated as cash flow hedging instruments:
Total gain (loss) recognized in income	—	83	—	128

At the end of fiscal year 2023, the Company had forward contracts designated as cash flow hedges with maturities extending through March 2025. As of December 30, 2023, an estimated net loss of $0.6 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 30, 2023 (in thousands):

	Fair Value at December 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$359	$—	$359
Total	$—	$359	$—	$359
Liabilities:
Contingent consideration	$—	$—	$586	$586
Forward contracts	—	1,079	—	1,079
Total	$—	$1,079	$586	$1,665
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
As of December 30, 2023, the Company's senior notes (as defined in Note 4— Debt), excluding unamortized debt issuance costs, was recorded at cost and had a carrying value of $150.0 million and had a fair value of approximately $92.5 million. The fair value of the Company's senior notes was based on Level 1 inputs. The Company's revolving credit agreement (as defined in Note 4—Debt) was recorded at cost and had a carrying value of $62.1 million and had a fair value of approximately $49.6 million. The fair value of the Company's revolving credit agreement was based on Level 2 inputs.

Operating lease right-of-use assets with a carrying amount of $4.3 million and property, plant and equipment—net with a carrying amount of $1.1 million related to retail store leasehold improvements and fixturing were written down to a fair value of $2.7 million and $0.5 million, respectively, resulting in total pre-tax impairment charges of $2.2 million for fiscal year 2023.
The fair values of operating lease right-of-use ("ROU") assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $2.2 million impairment expense, $1.5 million and $0.7 million were recorded in long-lived asset impairments in the Europe and Americas segments, respectively.
In fiscal year 2022, operating lease right-of-use assets with a carrying amount of $5.7 million and property, plant and equipment—net with a carrying amount of $0.8 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $3.6 million and $0.4 million, respectively, resulting in total pre-tax impairment charges of $2.5 million. Of the $2.5 million impairment expense, $1.3 million, $0.7 million and $0.4 million were recorded in long-lived asset impairments in the Europe, Americas and Asia segments, respectively, and $0.1 million was recorded in restructuring charges in the Europe segment.
The fair value of trade names are measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discounts rates and implied royalty rates. No trade name impairment was recorded during fiscal year 2023 or fiscal year 2022.
10. Debt
The Company's debt consisted of the following, excluding finance lease obligations, (in millions):

	December 30, 2023	December 31, 2022
Revolving facility	$62.1	$73.0
Notes(1)	150.0	150.0
Other international	0.5	0.3
Total debt	$212.6	$223.3
Less current portion	0.5	0.3
Long-term debt	$212.1	$223.0
___________________________________________
(1)Excludes debt issuance costs of $5.1 million and $6.9 million at December 30, 2023 and December 31, 2022, respectively.

U.S.-Based. On September 26, 2019, the Company and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other subsidiaries of the Company from time to time party thereto designated as borrowers, and certain subsidiaries of the Company from time to time party thereto as guarantors, entered into a $275.0 million secured asset-based revolving credit agreement (the "Revolving Facility") with JPMorgan Chase Bank, N.A. as administrative agent (the "ABL Agent"), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the "ABL Lenders"). On November 8, 2022 the Company entered into Amendment No. 4 (the "Amendment”) to the Revolving Facility. The Amendment, among other things, (i) extended the maturity date of the credit facility to November 8, 2027 (provided, that if the Company has any indebtedness in an amount in excess of $35 million that matures prior to November 8, 2027, the maturity date of the credit facility shall be the 91st day prior to the maturity date of such other indebtedness) and (ii) changed the calculation methodology of the borrowing base to include the value of certain of the Company’s intellectual property in such methodology and to provide for seasonal increases to certain advance rates.
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
The Company may redeem the Notes for cash in whole or in part at any time at its option. On and after November 30, 2023, the Company may redeem the Notes at the following prices: (i) after November 30, 2023 and prior to November 30, 2024, at a price equal to $25.50 per $25.00 principal amount of Notes, (ii) on or after November 30, 2024 and prior to November 30, 2025, at a price equal to $25.25 per $25.00 principal amount of Notes and (iii) on or after November 30, 2025, at a price equal to $25.00 per $25.00 principal amount of Notes, plus (in each case noted above) accrued and unpaid interest, if any, to, but excluding, the date of redemption.
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
The Company had payments net of borrowings of $10.9 million under the Revolving Facility during fiscal year 2023. As of December 30, 2023, the Company had available borrowing capacity of approximately $64.0 million under the Revolving Facility. As of December 30, 2023, the Company had unamortized debt issuance costs of $5.1 million recorded in long-term debt and $2.5 million recorded in intangible and other assets-net on the Company's consolidated balance sheets. The Company incurred $10.5 million and $5.6 million of interest expense related to the Notes and Revolving Facility, respectively, during fiscal year 2023. The Company incurred approximately $2.4 million of interest expense related to the amortization of debt issuance costs during fiscal year 2023. At December 30, 2023, the Company was in compliance with all debt covenants related to its credit facilities.
Foreign-Based. Fossil South Africa entered into a 20 million South African rand short-term note with First National Bank (the "Fossil South Africa Note") that is used for working capital purposes. The Fossil South Africa Note bears interest at the bank's prime rate, which was 10.5% as of year end 2023, plus 0.5%. The Fossil South Africa note is reviewed annually for renewal. South African rand-based borrowings, in U.S. dollars, under the Fossil South Africa Note were approximately $0.5 million as of December 30, 2023.
The Company's debt as of December 30, 2023, excluding finance lease obligations, matures as follows (in millions):

Less than 1 Year	$0.5
Year 2	—
Year 3	212.1
Year 4	—
Year 5	—
Principal amounts repayable	212.6
Debt issuance costs	(5.1)
Total debt outstanding	$207.5

11. Other Income (Expense)—Net

Other income (expense)—net consisted of the following (in thousands):

Fiscal Year	2023	2022	2021
Interest income	$3,184	$772	$407
Contingent consideration remeasurement	348	(2,363)	(347)
Equity in losses of unconsolidated investment	(11)	(132)	(349)
Extinguishment of debt	—	(1,060)	(13,005)
Net currency (losses) gains	3,023	(218)	(4,016)
Other net gains	2,121	1,585	2,810
Other income (expense) - net	$8,665	$(1,416)	$(14,500)

12. Taxes
Income Taxes.    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were (in thousands):

Fiscal Year	2023	2022
Deferred income tax assets:
Inventory	$1,940	$2,985
Compensation	6,368	7,936
Property, plant and equipment	4,611	2,120
Trade names and customer lists	2,489	3,819
Goodwill	6,712	8,867
Foreign accruals	6,785	4,538
Loss carryforwards	128,055	79,130
Tax credit carryforwards	11,134	5,717
Capitalized research and development	6,882	6,066
Interest disallowance	15,143	12,701
Lease liabilities	40,633	47,354
Other	15,207	15,862
Deferred income tax assets total	$245,959	$197,095

Deferred income tax liabilities:
Right-of-use assets	(32,531)	(36,821)
Other	(97)	(281)
Deferred income tax liabilities total	$(32,628)	$(37,102)

Valuation allowance	(192,603)	(143,347)

Net deferred income tax assets	$20,728	$16,646

Deferred income tax assets - net	$21,426	$17,262
Deferred income tax liabilities - net	(698)	(616)
Net deferred income tax assets	$20,728	$16,646

Operating Loss Carryforwards.  At December 30, 2023, the consolidated balance sheets included $74.1 million of deferred tax assets for net operating losses of foreign subsidiaries. The amounts and the fiscal year of expiration of the loss carryforwards are (in thousands):

Expires 2024 through 2028	$29,334
Expires 2029 through 2033	86,962
Expires 2034 through 2038	37,126
Expires 2039 through 2043	102,217
Indefinite	64,770
Total loss carryforwards	$320,409
At December 30, 2023, the consolidated balance sheets included $15.5 million of deferred tax assets for state income tax net operating losses. The state apportioned amounts and the fiscal year of expiration of the loss carryforwards are (in thousands):

Expires 2024 through 2028	$7,975
Expires 2029 through 2033	26,267
Expires 2034 through 2038	49,802
Expires 2039 through 2043	124,558
Indefinite	64,326
Total loss carryforwards	$272,928
At December 30, 2023, the consolidated balance sheets included $38.5 million of deferred tax assets for federal income tax net operating losses. In the U.S., federal income tax net operating losses can be carried forward indefinitely, but are limited to 80% of taxable income.
The following table identifies income (loss) before income taxes for the Company's U.S. and non-U.S. based operations for the fiscal years indicated (in thousands):

Fiscal Year	2023	2022	2021
U.S.	$(130,620)	$(43,927)	$(32,423)
Non-U.S.	(25,517)	21,801	85,474
Total	$(156,137)	$(22,126)	$53,051
The Company's provision for income taxes consisted of the following for the fiscal years indicated (in thousands):

Fiscal Year	2023	2022	2021
Current provision:
U.S. federal	$(3,798)	$5,901	$1,714
Non-U.S	8,315	9,944	17,027
State and local	(120)	(98)	(274)
Total current	4,397	15,747	18,467
Deferred provision (benefit):
Non-U.S	(3,875)	5,653	7,960
Total deferred	(3,875)	5,653	7,960
Provision for income taxes	$522	$21,400	$26,427

A reconciliation of the U.S. federal statutory income tax rates to the Company's effective tax rate is as follows:

Fiscal Year	2023	2022	2021
Tax at statutory rate	21.0%	21.0%	21.0%
Permanent differences	0.1	(4.9)	(2.5)
State, net of federal tax benefit	2.3	8.6	(2.0)
Foreign rate differential	1.8	21.5	(3.8)
Withholding taxes	(2.0)	(19.3)	7.5
GILTI tax-net of foreign tax credits	—	—	5.7
U.S. tax on foreign income-net of foreign tax credits	0.3	—	—
Income tax contingencies	0.4	(4.8)	3.9
Federal Interest on IRS Refund	2.5	—	—
Valuation allowances	(32.5)	(110.6)	31.9
R&D/Foreign Tax Credits	3.5	—	(5.6)
Deficiencies (Benefits) on employee stock awards	(0.6)	(2.7)	(0.3)
APB23 Assertion	(0.1)	0.6	(6.9)
Return to provision true-up	2.7	4.8	—
Non deductible foreign equity awards	(0.2)	(2.0)	0.8
Non deductible officer compensation	(0.1)	(3.4)	1.0
Foreign currency hedges	—	1.2	0.7
Adjustments related to intercompany	—	(5.9)	0.4
Other	0.6	(0.8)	(2.0)
Provision for income taxes	(0.3)%	(96.7)%	49.8%
The fiscal year 2023 effective tax rate was unfavorably impacted by foreign withholding tax and valuation allowances on deferred tax assets, partially offset by favorable benefit from the accrual of interest on tax receivables.

The Company records a valuation allowance against its deferred tax assets when recovery of those amounts on a jurisdictional basis is not more likely than not. The Company's U.S. valuation allowance analysis was increased by $35.7 million and the foreign valuation allowance on NOL's and deferred tax assets was increased by $13.5 million as compared to December 31, 2022. The total valuation allowance of $192.6 million at December 30, 2023 was comprised of $111.3 million and $81.3 million attributable to the U.S. and foreign operations, respectively.

The Company will not indefinitely reinvest $160.3 million of previously taxed and undistributed earnings and profits of its foreign subsidiaries as of December 30, 2023. Since there will be no additional federal income tax when these amounts are repatriated, the Company has only accrued tax on foreign exchange gains with an offsetting valuation allowance. Deferred U.S. federal and state income taxes and foreign taxes are not recorded on the remaining $501.3 million of undistributed earnings and profits of foreign subsidiaries where management plans to continue reinvesting these earnings outside the U.S. As the majority of these earnings have previously been taxed in the U.S., the distribution of the earnings considered indefinitely reinvested would generally be subject only to local country withholding and U.S. state income taxes when distributed, the amount of which is not material.

The total amount of unrecognized tax benefits, excluding interest and penalties that would favorably impact the effective tax rate in future periods if recognized, was $23.6 million, $24.0 million and $24.8 million for fiscal years 2023, 2022 and 2021, respectively. The Company filed amended income tax returns for 2014-2017 under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which included a provision for the carryback of U.S. NOLs. The IRS is reviewing the Company’s 2019 and 2020 U.S. tax returns and resulting net operating losses as well as the tax returns for 2014-2017 which are the carryback years. The Company has received the income tax refund for the 2019 U.S. tax NOL carryback and expects to receive a tax refund of $56.5 million (including interest) for the 2020 U.S. tax NOL carryback in 2024. Fiscal years 2014-2022 remain open for federal income tax examination. The Company is also subject to examinations in various state and foreign jurisdictions for its 2013-2022 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months from December 30, 2023. As of December 30, 2023, the Company had recorded $9.6 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled or not assessed within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest in the Company's consolidated balance sheets was $5.1 million, of which $8.9 million is accrued interest expense and $3.8 million is accrued interest income at December 30, 2023; compared to $9.1 million of interest expense at December 31, 2022. The Company accrued no income tax-related penalties in the Company's consolidated balance sheets at December 30, 2023. The Company accrued income tax-related interest expense/(income) of $(4.0) million, $0.9 million and $1.5 million in fiscal years 2023, 2022 and 2021, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the fiscal years indicated (in thousands):

Fiscal Year	2023	2022	2021
Balance at beginning of year	$23,998	$29,833	$31,540
Gross increases—tax positions in prior years	214	1,069	2,266
Gross decreases—tax positions in prior years	—	(1,395)	(3,016)
Gross increases—tax positions in current year	1,006	1,275	1,120
Settlements	(1,583)	(5,350)	(630)
Lapse in statute of limitations	(173)	(171)	(1,188)
Change due to currency revaluation	177	(1,263)	(259)
Balance at end of year	$23,639	$23,998	$29,833

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

The components of lease expense were as follows (in thousands):

Lease Cost	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Fiscal Year 2023	Fiscal Year 2022
Operating lease cost(1)	SG&A	$72,296	$76,528
Short-term lease cost	SG&A	$1,145	$802
Variable lease cost	SG&A	$23,181	$27,606
_______________________________________________

(1) Includes sublease income, which was immaterial.

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Consolidated Balance Sheets Location	December 30, 2023	December 31, 2022
Assets
Operating	Operating lease ROU assets	$151,000	$156,947

Liabilities
Current:
Operating	Current operating lease liabilities	$43,565	$49,702
Noncurrent:
Operating	Long-term operating lease liabilities	$137,644	$150,188

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	December 30, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	6.4 years	5.6 years
Weighted-average discount rate:
Operating leases	14.9%	14.1%

Future minimum lease payments by year as of December 30, 2023 were as follows (in thousands):

Fiscal Year	Operating Leases
2024	$70,125
2025	50,188
2026	38,594
2027	27,775
2028	17,693
Thereafter	87,328
Total lease payments	$291,703
Less: Interest	110,494
Total lease obligations	$181,209

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year 2023	Fiscal Year 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$86,474	$93,245
Leased assets obtained in exchange for new operating lease liabilities	41,430	34,248
As of December 30, 2023, the Company did not have any material operating or finance leases that have been signed but not commenced.

14. Commitments and Contingencies
License Agreements.    The Company has various license agreements to market watches and jewelry bearing certain trademarks or incorporating certain technology owned by third parties. In accordance with these agreements, the Company incurred royalty expense of $129.5 million, $140.5 million and $157.8 million in fiscal years 2023, 2022 and 2021, respectively. These amounts are included in the Company's cost of sales or, if advertising-related, in SG&A. These license agreements have expiration dates between fiscal years 2024 and 2028 and require the Company to pay royalties ranging from 5% to 22% of defined net sales. The Company has future minimum royalty commitments through fiscal year 2028 under these license agreements as follows by fiscal year (in thousands):

Fiscal Year	Minimum Royalty Commitments
2024	$111,604
2025	16,205
2026	14,348
2027	14,348
2028	1,448
Total	$157,953
These minimum royalty commitments do not include amounts owed under these license agreements for obligations of the Company to pay the licensors a percentage of net sales of these licensed products.
Purchase Obligations.  As of December 30, 2023, the Company had purchase obligations totaling $192.1 million that consisted primarily of open non-cancelable purchase orders.
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

The following table summarizes the changes in the Company's asset retirement obligations (in thousands):

Fiscal Year	2023	2022
Beginning asset retirement obligation	$11,547	$13,161
Additions and changes in estimate	1,356	412
Liabilities settled during the period	(1,636)	(1,608)
Accretion expense	296	308
Currency translation	195	(726)
Ending asset retirement obligations	$11,758	$11,547

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

15. Stockholders' Equity
Common and Preferred Stock.    The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 52,487,020 and 51,836,456 shares issued and outstanding at fiscal year end 2023 and 2022, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at fiscal year-end 2023 and 2022. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
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
In August 2010, the Board of Directors approved a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date. During fiscal year 2022, the Company effectively retired 1.0 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by $10,000, additional paid-in capital by $0.5 million, retained earnings by $9.5 million and treasury stock by $10.0 million. At December 30, 2023 and December 31, 2022, all treasury stock had been effectively retired. As of December 30, 2023, the Company had $20.0 million of repurchase authorizations remaining under its repurchase plan.

16. Employee Benefit Plans
Savings Plans.    The Company has a defined contribution savings plan (the "401(k) Plan") for substantially all U.S.-based full-time employees of the Company, which includes a Roth 401(k) option. The Company's common stock is one of several investment alternatives available under the 401(k) Plan. The Company has a discretionary match for the 401(k) Plan. Matching contributions made by the Company to the 401(k) Plan totaled approximately $2.5 million, $2.6 million and $2.3 million for fiscal years 2023, 2022 and 2021, respectively. The Company also has the right to make additional matching contributions not to exceed 15% of employee compensation. The Company did not make any additional matching contributions during fiscal years 2023, 2022 and 2021.
Stock-Based Compensation Plans.    The Company’s grants under its current stock-based compensation plans generally include: (i) stock options, restricted stock units, and performance restricted stock units for its international employees, (ii) restricted stock units for its nonemployee directors, and (iii) stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units, and performance restricted stock units for its U.S.-based employees. As of

December 30, 2023, the Company had approximately $5.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock-based compensation plans. This cost is expected to be recognized over a weighted-average period of 1.4 years. All time-based or performance-based stock appreciation rights and restricted stock units are settled in shares of the Company's common stock.
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
Under the 2016 Plan, designated employees of the Company, including officers, certain contractors, and non-employee directors of the Company, are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) performance awards, (vi) cash awards, or (vii) any combination of the foregoing. The 2016 Plan is administered by The Compensation and Talent Management Committee (the "Compensation Committee"). Each award issued under the 2016 Plan terminates at the time designated by the Compensation Committee, not to exceed ten years. The current outstanding stock options, stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units and performance restricted stock units issued under the 2016 Plan predominantly have original vesting periods of three years. Time-based or performance-based stock appreciation rights and restricted stock units are predominately settled in shares of the Company's common stock. On the date of the Company’s annual stockholders meeting, each non-employee director automatically receives restricted stock units which vest 100% on the earlier of one year from the date of grant or the date of the Company's next annual stockholders meeting, provided such director is providing services to the Company or a subsidiary of the Company on that date. Beginning with the grant in fiscal year 2021, non-employee directors may elect to defer receipt of all or a portion of the restricted stock units settled in common stock of the Company upon the vesting date. In addition, beginning in fiscal year 2021, non-employee directors may defer the cash portion of their annual fees. Each participant may also elect to have the cash portion of his or her annual fees for each calendar year treated as if invested in units of common stock of the Company.
Stock Appreciation Rights.    The fair value of stock appreciation rights granted under the Company's stock-based compensation plans were estimated on the date of grant using the Black-Scholes option pricing model.
Expected stock price volatility is based on the historical volatility of the Company’s common stock. The risk‑free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. The Company did not issue stock options, stock appreciation rights and performance stock appreciation rights in fiscal years 2023, 2022 and 2021.
The following table summarizes stock appreciation rights activity:

Stock Appreciation Rights	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	in thousands			in thousands
Outstanding at January 2, 2021	383	$75.05	1.9	$—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(101)	82.57
Outstanding at January 1, 2022	282	72.34	1.5	—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(181)	81.57
Outstanding at December 31, 2022	101	55.31	0.9	—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(62)	59.92
Outstanding at December 30, 2023	39	47.99	0.2	—
Exercisable at December 30, 2023	39	$47.99	0.2	$—
The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at December 30, 2023 and based on the fair market value of the Company's common stock on the exercise date for options/rights that were exercised during the fiscal year.
Stock Appreciation Rights Outstanding and Exercisable.    The following table summarizes information with respect to stock appreciation rights outstanding and exercisable at December 30, 2023:

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	in thousands			in thousands
$47.99 - $71.98	39	$47.99	0.2	39	$47.99
Total	39	$47.99	0.2	39	$47.99

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Units and Performance Restricted Stock Units.    The following table summarizes restricted stock, restricted stock unit and performance restricted stock unit activity:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	in thousands
Nonvested at January 2, 2021	1,736	$7.90
Granted	1,033	13.19
Vested	(861)	9.80
Forfeited	(68)	9.42
Nonvested at January 1, 2022	1,840	$9.93
Granted	1,292	10.52
Vested	(936)	10.16
Forfeited	(229)	10.79
Nonvested at December 31, 2022	1,967	$10.08
Granted	1,367	3.04
Vested	(845)	8.60
Forfeited	(571)	8.48
Nonvested at December 30, 2023	1,918	$6.19
The total fair value of shares/units vested during fiscal years 2023, 2022 and 2021 was $2.6 million, $9.4 million and $10.4 million, respectively.
Other Retirement Plans. The Company maintains a defined benefit plan for its employees located in Switzerland. The plan is funded through payments to an insurance company. The payments are determined by periodic actuarial calculations. During fiscal years 2023, 2022 and 2021, the Company recorded pension gains (expenses) of $5.5 million, $0.2 million and ($0.6) million, respectively, related to this plan. The liability for the Company's defined benefit plan was $4.8 million and $4.0 million at the end of fiscal years 2023 and 2022, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.
Under French law, the Company is required to maintain a defined benefit plan for its employees located in France, which is referred to as a "retirement indemnity." The amount of the retirement indemnity is based on the employee's last salary and duration of employment with the Company. The employee's right to receive the retirement indemnity is subject to the employee remaining with the Company until retirement. During fiscal years 2023, 2022 and 2021, the Company recorded pension gains (expenses) of $0.1 million, ($46,000), and $0.1 million, respectively, for its retirement indemnity obligations. The liability for the Company's retirement indemnity was $0.9 million and $1.0 million at the end of fiscal years 2023 and 2022, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.
17. Supplemental Cash Flow Information
The following table summarizes supplemental cash flow information (in thousands):

Fiscal Year	2023	2022	2021
Cash paid during the year for:
Interest	$27,297	$17,501	$16,078
Income taxes, net of refunds	$20,162	$5,836	$(16,695)
Supplemental disclosures of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$943	$1,039	$581
Additions to property, plant and equipment acquired under finance leases	$—	$—	$9

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. Supplemental Disclosure for Accumulated Other Comprehensive Income (Loss)
The following table illustrates changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	December 30, 2023
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Pension Plan	Total
Beginning balance	$(90,681)	$2,397	$11,966	$(76,318)
Other comprehensive income (loss) before reclassifications	6,775	(1,461)	(6,209)	(895)
Tax (expense) benefit	—	753	56	809
Amounts reclassed from accumulated other comprehensive income (loss)	—	(788)	—	(788)
Tax (expense) benefit	—	789	—	789
Total other comprehensive income (loss)	6,775	(709)	(6,153)	(87)
Ending balance	$(83,906)	$1,688	$5,813	$(76,405)

	December 31, 2022
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Pension Plan	Total
Beginning balance	$(75,601)	$4,344	$3,982	$(67,275)
Other comprehensive income (loss) before reclassifications	(15,080)	11,097	8,050	4,067
Tax (expense) benefit	—	1,079	(66)	1,013
Amounts reclassed from accumulated other comprehensive income (loss)	—	13,145	—	13,145
Tax (expense) benefit	—	978	—	978
Total other comprehensive income (loss)	(15,080)	(1,947)	7,984	(9,043)
Ending balance	$(90,681)	$2,397	$11,966	$(76,318)

	January 1, 2022
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Pension Plan	Total
Beginning balance	$(61,178)	$850	$1,428	$(58,900)
Other comprehensive income (loss) before reclassifications	(14,423)	5,860	2,859	(5,704)
Tax (expense) benefit	—	8	(305)	(297)
Amounts reclassed from accumulated other comprehensive income (loss)	—	2,374	—	2,374
Tax (expense) benefit	—	—	—	—
Total other comprehensive income (loss)	(14,423)	3,494	2,554	(8,375)
Ending balance	$(75,601)	$4,344	$3,982	$(67,275)

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
Summary information by operating segment was as follows (in thousands):

	Fiscal Year 2023
	Net Sales	Operating Income (Loss)	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$640,779	$82,746	$3,734	$72,512	$266,691
Europe	437,358	40,962	4,907	76,115	213,929
Asia	328,198	38,162	2,508	58,192	191,886
Corporate	6,049	(304,894)	13,279	60,521	305,524
Consolidated	$1,412,384	$(143,024)	$24,428	$267,340	$978,030

	Fiscal Year 2022
	Net Sales	Operating Income (Loss)	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$744,027	$116,401	$4,834	$84,247	$343,556
Europe	541,343	91,087	5,856	86,200	269,097
Asia	377,600	52,090	3,071	48,054	206,925
Corporate	19,469	(261,051)	8,870	74,327	418,550
Consolidated	$1,682,439	$(1,473)	$22,631	$292,828	$1,238,128

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2021
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$785,923	$157,012	$6,227	$91,840	$332,822
Europe	610,217	109,964	9,000	102,437	329,579
Asia	455,157	70,949	3,969	60,373	215,611
Corporate	18,739	(245,288)	9,912	91,314	490,707
Consolidated	$1,870,036	$92,637	$29,108	$345,964	$1,368,719
The following table shows revenue for each class of similar products for fiscal years 2023, 2022 and 2021 (in thousands):

	Fiscal Year 2023		Fiscal Year 2022		Fiscal Year 2021
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$1,015,077	71.9%	$1,158,889	68.9%	$1,288,499	68.9%
Smartwatches	80,949	5.7	151,602	9.0	223,899	12.0
Total watches	$1,096,026	77.6%	$1,310,491	77.9%	$1,512,398	80.9%
Leathers	158,427	11.2	178,542	10.6	157,642	8.4
Jewelry	131,410	9.3	154,105	9.2	158,845	8.5
Other	26,521	1.9	39,301	2.3	41,151	2.2
Total	$1,412,384	100.0%	$1,682,439	100.0%	$1,870,036	100.0%
Geographic Information
Net sales and long-term assets related to the Company's operations in the U.S., Europe, Asia and all other international markets were as follows (in thousands):

	Fiscal Year 2023
	Net Sales (1)		Long-term Assets
United States	$514,666		$107,085
Europe	438,148	(2)	85,575
Asia	330,869	(3)	64,211
All other international	128,701		10,469
Consolidated	$1,412,384		$267,340

	Fiscal Year 2022
	Net Sales (1)		Long-term Assets
United States	$619,981		$133,100
Europe	543,585	(2)	96,365
Asia	381,845	(3)	53,050
All other international	137,028		10,313
Consolidated	$1,682,439		$292,828

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2021
	Net Sales (1)		Long-term Assets
United States	$682,900		$150,119
Europe	614,249	(2)	117,713
Asia	458,241	(3)	65,693
All other international	114,646		12,439
Consolidated	$1,870,036		$345,964
_______________________________________________________________________________
(1)Net sales are based on the location of the selling entity (including exports).
(2)Net sales from Germany (including exports) accounted for more than 10% of the Company's consolidated net sales and were approximately $173.3 million, $194.1 million and $237.1 million in fiscal years 2023, 2022 and 2021, respectively.
(3)Net sales from China (including Hong Kong, Macau and Taiwan and exports) accounted for more than 10% of the Company's consolidated net sales and were approximately $140.4 million, $174.2 million and $261.4 million in fiscal years 2023, 2022 and 2021, respectively.
20. Restructuring
    In the first quarter of fiscal year 2023, the Company announced its Transform and Grow plan ("TAG") designed to reduce operating costs, improve operating margins, and advance the Company’s commitment to profitable growth. The Company has now expanded the scope and duration of TAG to focus on a more comprehensive review of its global business operations. The expansion of TAG will put greater emphasis on initiatives to exit or minimize certain product offerings, brands and distribution, and to strengthen gross margin and increase the level of operating expense efficiencies. TAG is estimated to generate approximately $300 million of annualized operating income benefits by the end of 2025. The Company estimates approximately $100 million to $120 million in total charges over the duration of TAG and estimates approximately $35 million of charges in fiscal year 2024. Aided by these measures, the Company's long-term goal is to achieve adjusted gross margins in the low to mid 50% range and adjusted operating margins of approximately 10%.
The following table shows a summary of TAG plan charges (in thousands):

Fiscal Year	Fiscal Year 2023
Cost of sales	$5,537
Selling, general and administrative expenses	43,279
Consolidated	$48,816
The following table shows a rollforward of the accrued liability related to the Company’s TAG plan (in thousands):

	Fiscal Year 2023
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	December 31, 2022	Charges			December 30, 2023
Stores and facilities closures	$—	$7,245	$—	$7,245	$—
Professional services	—	6,648	6,531	—	117
Severance and employee-related benefits	—	29,386	20,951	318	8,117
Charges related to exits of certain product offerings	$—	$5,537	$1,716	$—	$3,821
Total	$—	$48,816	$29,198	$7,563	$12,055
TAG plan restructuring charges by operating segment were as follows (in thousands):

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2023
Americas	$4,582
Europe	9,812
Asia	12,519
Corporate	21,903
Consolidated	$48,816
In fiscal year 2022, the Company completed its New World Fossil 2.0 (“NWF 2.0”) restructuring program it launched in 2019. The following tables show a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	Fiscal Year 2023
	Liabilities	Cash Payments	Liabilities
	December 31, 2022		December 30, 2023
Professional services	74	74	—
Severance and employee-related benefits	2,821	2,821	—
Total	$2,895	$2,895	$—

	Fiscal Year 2022
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	January 1, 2022	Charges			December 31, 2022
Store closures	$300	$787	$612	$475	$—
Professional services	643	166	735	—	74
Severance and employee-related benefits	4,388	5,168	6,431	304	2,821
Total	$5,331	$6,121	$7,778	$779	$2,895

	Fiscal Year 2021
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	January 2, 2021	Charges			January 1, 2022
Store closures	$240	$1,215	$500	$655	$300
Professional services	2,280	5,695	7,332	—	643
Severance and employee-related benefits	7,741	14,979	18,332	—	4,388
Total	$10,261	$21,889	$26,164	$655	$5,331

NWF 2.0 restructuring charges by operating segment were as follows (in thousands):

	2022	2021
Americas	$234	$2,356
Europe	1,754	9,868
Asia	1,610	5,072
Corporate	2,523	4,593
Consolidated	$6,121	$21,889

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 30, 2023, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of December 30, 2023.
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
Management, including our CEO and our CFO, assessed the effectiveness of the Company's internal control over financial reporting as of December 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 30, 2023.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fossil Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fossil Group, Inc. and subsidiaries (the “Company”) as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2023, of the Company and our report, dated March 13, 2024, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
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

/s/ Deloitte & Touche LLP

Dallas, Texas
March 13, 2024

Item 9B.    Other Information
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended December 30, 2023.

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

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2024	FOSSIL GROUP, INC.
/s/ JEFFREY N. BOYER
Jeffrey N. Boyer, Interim Chief Executive Officer and Director
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JEFFREY N. BOYER	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2024
Jeffrey N. Boyer
/s/ SUNIL M. DOSHI	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 13, 2024
Sunil M. Doshi
/s/ MARK R. BELGYA	Director	March 13, 2024
Mark R. Belgya
/s/ WILLIAM B. CHIASSON	Director	March 13, 2024
William B. Chiasson
/s/ SUZANNE M. COULTER	Director	March 13, 2024
Suzanne M. Coulter
/s/ KIM HARRIS JONES	Director	March 13, 2024
Kim Harris Jones
/s/ KEVIN MANSELL	Chairman of the Board of Directors	March 13, 2024
Kevin Mansell
/s/ MARC R. Y. REY	Director	March 13, 2024
Marc R. Y. Rey
/s/ GAIL B. TIFFORD	Director	March 13, 2024
Gail B. Tifford

SCHEDULE II
FOSSIL GROUP, INC. AND SUBSIDIARIES
VALUATIONS AND QUALIFYING ACCOUNTS
Fiscal Years 2021, 2022 and 2023
(in thousands)

		Additions		Deductions
Classification	Balance at Beginning of Period	Charged to Operations	Charged to Other Accounts	Actual Returns or Writeoffs	Balance at End of Period
Fiscal Year 2021:
Account receivable allowances:
Bad debts	$20,774	$3,070	$—	$7,456	$16,388
Markdowns	$15,613	$27,385	$—	$29,230	$13,768
Sales returns	$49,826	$75,936	$—	$85,641	$40,121
Deferred tax asset valuation allowance	$109,250	$20,535	$(2,706)	$4,126	$122,953
Fiscal Year 2022:
Account receivable allowances:
Bad debts	$16,388	$6,305	$—	$8,046	$14,647
Markdowns	$13,768	$23,736	$—	$29,043	$8,461
Sales returns	$40,121	$90,092	$—	$94,393	$35,820
Deferred tax asset valuation allowance	$122,953	$14,794	$5,599	$—	$143,346
Fiscal Year 2023:
Account receivable allowances:
Bad debts	$14,647	$3,535	$—	$5,566	$12,616
Markdowns	$8,461	$31,325	$—	$32,243	$7,543
Sales returns	$35,820	$95,812	$—	$98,234	$33,398
Deferred tax asset valuation allowance	$143,346	$50,493	$1,769	$3,005	$192,603

EXHIBIT INDEX

Exhibit Number		Description
3.1		Third Amended and Restated Certificate of Incorporation of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 25, 2010).
3.2
Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 28, 2013).

3.3
Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K/A filed on June 28, 2023).

3.4		Sixth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.4 of the Company's Quarterly Report on Form 10-Q filed on November 9, 2023).
4.1		The description of Fossil Group, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on February 27, 2020).
4.2		Indenture, dated as of November 8, 2021, by and between Fossil Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.
4.3		First Supplemental Indenture, dated as of November 8, 2021, by and between Fossil Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.
4.4		Form of 7.00% Senior Notes due 2026 (included in Exhibit 4.2).
10.1	(2)	Fossil Group, Inc. Savings and Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on March 2, 2018).
10.2	(2)	Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2008).
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

10.17	(2)	Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 12, 2022)
10.18	(2)	Amendment No. 1 to the Fossil Group, Inc. 2020 Cash Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K filed on March 9, 2023).
10.19	(2)	Amendment Number Two to the Fossil Group, Inc. 2020 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on November 9, 2023).
10.20	(2)	Form of Indemnification Agreement signed by directors and executive officers (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on November 9, 2023).
10.21	(2)
Severance Agreement, dated as of November 6, 2023, by and between the Company and Sunil M. Doshi (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on November 9, 2023)

21.1	(1)	Subsidiaries of Fossil Group, Inc.
23.1	(1)	Consent of Independent Registered Public Accounting Firm.
31.1	(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	(3)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(3)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	(1)(2)	Fossil Group, Inc. Compensation Recovery Policy
101.INS	(1)	Inline XBRL Instance Document.
101.SCH	(1)	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	(1)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________________________
(1)Filed herewith.
(2)Management contract or compensatory plan or arrangement.
(3)Furnished herewith.