Form 10-K/A
period 2023-12-30
Fossil Group, Inc.
filed 2024-04-29
CIK 883569

Use these links to rapidly review the document

PART IV

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of April 24, 2024, 52,928,899 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Fossil Group, Inc. is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (“2023 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2024, to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2023 Form 10-K in reliance on General Instruction G(3) to Form 10-K. This Form 10-K/A amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2023 Form 10-K. The cover page of the 2023 Form 10-K is also amended to update the number of outstanding shares of common stock as of April 24, 2024.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A amends Item 15 of Part IV of the 2023 Form 10-K solely to update the exhibit list to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Form 10-K/A and because this Form 10-K/A does not contain or amend any disclosure with respect to paragraphs 3, 4 and 5 of Items 307 and 308 of Regulation S-K, the corresponding certifications have been omitted. Similarly, because no financial statements have been included in this Form 10-K/A, certifications pursuant to Section 906 of the Sabanes-Oxley Act of 2002 have been omitted. Except as described above, no other changes have been made to the 2023 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the 2023 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2023 Form 10-K and with our filings with the SEC subsequent to the 2023 Form 10-K.

In this Form 10-K/A, references to “we,” “our,” “us,” "Fossil" and the “Company” refer to Fossil Group, Inc., including its consolidated subsidiaries.

FOSSIL GROUP, INC.

FORM 10-K/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The table below sets forth the names of the nominees to the Board of the Company along with the current ages of the nominees, their current position and approximate tenure on the Board as of June 2024.

NAME	AGE	POSITION	TENURE (YEARS)*
Mark R. Belgya	63	Director	6
Jeffrey N. Boyer	66	Director and Interim Chief Executive Officer	0.5
Pamela B. Corrie	66	Director	-
Susie Coulter	58	Director	1.5
Kim Harris Jones	64	Director	4.5
Eugene I. Davis	69	Director	-
Kevin Mansell	71	Chairman of the Board	5
Marc R. Y. Rey	60	Director	4
Gail B. Tifford	54	Director	7

*	Rounded to the nearest half year.

The following sets forth biographical information and qualifications and skills for each director nominee:

Mark R. Belgya

Mark R. Belgya was appointed to the Board in May 2018, and he is currently Chairman of the Company’s Audit Committee and a member of the Compensation and Talent Management Committee. Mr. Belgya served as Vice Chair and Chief Financial Officer of The J.M. Smucker Company (NYSE: SJM), a leading manufacturer and distributor of consumer food, beverage, and pet food products (“Smucker”), from May 2016 until his retirement in September 2020. Mr. Belgya joined Smucker in an internal audit capacity in 1985 and rose through finance positions of increasing responsibility becoming Corporate Controller in 1997, Treasurer in 2001, and Chief Financial Officer in 2005. Prior to joining Smucker, Mr. Belgya was a staff auditor from 1982 until 1985 for Ernst & Whinney, a multinational professional services and consultancy, now known as Ernst & Young. Mr. Belgya currently serves on the board of directors of Hamilton Beach Brands Holding Company (NYSE: HBB), a designer, marketer, and distributor of consumer, commercial, and specialty small appliances and kitchen equipment brands, where he serves on the Audit Review Committee, Compensation and Human Capital Committee and Planning Advisory Committee. Mr. Belgya has extensive leadership experience as Chief Financial Officer of a large multinational organization and possesses a deep understanding of risk and capital allocation for growth, developed through his finance and accounting positions held at Smucker, his various board positions and his public accounting experience and has been determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules.

Jeffrey N. Boyer

Mr.  Boyer has served as Interim Chief Executive Officer and Director since March 2024. Previously, Mr. Boyer served as Executive Vice President, Chief Operating Officer from April 2021 to March 2024. Mr. Boyer served as Chief Operating Officer, Chief Financial Officer and Treasurer from April 2020 until April 2021. Mr. Boyer served as Executive Vice President, Chief Financial Officer and Treasurer from October 2017 until April 2020. Mr. Boyer previously served on the Company’s Board from December 2007 until October 2017. Mr. Boyer served as Executive Vice President and Chief Financial Officer for Pier 1 Imports, Inc. from June 2015 until October 2017. Prior to joining Pier I Imports, Mr. Boyer served as Executive Vice President, Chief Administrative Officer and Chief Financial Officer for Tuesday Morning Corporation from September 2013 until June 2015. Mr. Boyer served as Executive Vice President and Chief Operating Officer of 24 Hour Fitness Worldwide Holdings, Inc., from June 2012 until September 2013 and as its Executive Vice President and Chief Financial Officer from April 2008 until June 2012. Mr. Boyer served as President and Chief Financial Officer of Michaels Stores, Inc. (“Michaels”) from July 2007 until April 2008 and Co-President and Chief Financial Officer from March 2006 to July 2007. Mr. Boyer also held Chief Financial Officer roles at Kmart Corporation and Sears, Roebuck & Company. Mr. Boyer was elected to the Board of Directors of Sally Beauty Holdings, Inc. in July 2022 and serves on the Audit Committee and Compensation and Talent Committee of the Company. Mr. Boyer has extensive finance an operations experience, leadership experience and a deep knowledge of the Company and its businesses, having served on the Board or as an executive officer of the Company since 2007.

Pamela B. Corrie

Pamela B. Corrie was appointed to the Board in March 2024 and she is currently a member of the Company’s Nominating and Corporate Governance Committee.  Ms. Corrie has over 25 years of experience in complex corporate turnarounds and restructuring strategy. After practicing law at Weil, Gotshal & Manges for a decade, Ms. Corrie served in multiple executive leadership roles, including as the General Counsel for Risk and Restructuring at General Electric Capital Corporation, Americas from 2003 to 2015.  She also served as Chief Executive Officer, Corporate division of Epiq Systems, Inc., a provider of legal and business services from 2015 to 2016, Chief Restructuring Officer of ABC Carpet and Home, Inc. from 2017 to 2019, and was a Managing Director at the financial advisory firm of Carl Marks Advisors from 2018 to 2023. Ms. Corrie does not currently serve on the board of directors of any other public company. Ms. Corrie currently holds board positions at Burford Capital, since January 2024, where she serves as a member of the Audit and Nominating and Governance Committees; AIG Financial Products, since 2022; and iFIT Health and Fitness Inc., since 2022, where she serves as Chair of the Nominating and Governance Committee and as a member of the Audit, Compensation and Special Committees. Ms. Corrie also previously served on a number of boards since 2019, including Pier 1 Imports, Inc., Lord & Taylor, Bed, Bath & Beyond (director of 15 subsidiaries), Boxed, Inc., Spark Networks SE, Blockfi Wallet LLC, Altera Infrastructure Holdings LLC, Katera, Inc. and AM Castle. Ms. Corrie was selected for her position as a director pursuant to the terms of the Company’s Cooperation Agreement with Buxton.  Ms. Corrie has extensive experience in corporate restructurings and turnarounds.

Susie Coulter

Susie Coulter was appointed to the Board in December 2022, and she is currently a member of the Company’s Nominating and Corporate Governance Committee. Ms. Coulter is the founder and Chief Executive Officer of ARQ Botanics LLC, a personal care company specializing in all-natural skin care products. Previously, Ms. Coulter was the co-founder and served as Chief Executive Officer of Bronty Beauty LLC, a beauty company specializing in all-natural skin care products, from January 2017 to December 2020. From November 2012 to March 2016, Ms. Coulter served as the President of Victoria’s Secret Beauty for L Brands, Inc. (n/k/a Victoria’s Secret & Co., which was separated from L Brands, Inc. in 2021). From 1998 to 2012, Ms. Coulter served in a number of leadership roles, most recently as President of Polo Ralph Lauren Retail Stores, at Ralph Lauren Corporation, an apparel retailer. Ms. Coulter serves on the board of directors of Abercrombie & Fitch Co., where she is Chair of the Environmental, Social and Governance Committee. Ms. Coulter has executive leadership experience having served as a founder and chief executive officer in addition to her roles as president for large retail organizations. Ms. Coulter also has experience with supply chain and logistics, marketing, global operations, merchandising and consumer facing retail.

Eugene I. Davis

Eugene I. Davis was appointed to the Board in March 2024 and he is currently a member of the Company’s Audit Committee. Mr. Davis, over the course of the past 40 years, has served as chairman, chairman of audit, compensation, nominating and governance, finance, and special committees, director, chief executive officer or chief restructuring officer of more than 250 public and private companies and businesses operating in diverse sectors, including consumer products and retail. During the past five years, Mr. Davis was a member of the board of directors of each of Aeromexico, Babylon Holdings Limited, Bluestem Group Inc., F45 Training Holdings Inc., GTT Communications, Inc., Hycroft Mining Holding Corporation, Loyalty Ventures Inc., MediaMath Holdings, Inc., Parker Drilling Company, PGX Holdings, Inc., Skillsoft Corp., Verso Corporation, and VICI Properties Inc. Mr. Davis does not currently serve on the board of directors of any other public company. In his capacity as an executive, director and advisor he has managed, restructured, sold, liquidated and advised businesses across multiple sectors on business transformations, complex transactions, operational turnarounds and leadership succession planning. He is currently the Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting and strategic planning advisory services for domestic and international public and private business entities. Mr. Davis has extensive leadership, finance and governance experience, has served in an executive capacity in a broad range of industries and has led the restructuring efforts at a number of companies and has been determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules.

Kim Harris Jones

Kim Harris Jones was appointed to the Board in October 2019, and she is currently a member of the Company’s Audit Committee and Nominating and Corporate Governance Committee. Ms. Harris Jones served as Senior Vice President and Corporate Controller of Mondelez International, Inc. (NASDAQ: MDLZ), the global publicly traded snacking foods business, from 2012 until she retired in 2015. Previously, she served as Senior Vice President and Corporate Controller of Kraft Foods from 2009 to 2012. Prior to joining Kraft Foods, she held numerous leadership roles during 17 years with Chrysler Group LLC, including Senior Vice President, Corporate Controller and General Auditor from 2008 to 2009. Ms. Harris Jones also serves on the boards of United Rentals, Inc. (NYSE: URI), where she serves as Chair of the Audit Committee and a member of the Compensation and Talent Management Committee, and TrueBlue, Inc. (NYSE: TBI), where she chairs the Audit Committee, and serves as a member of the Innovation and Technology Committee and the Corporate Governance and Nominating Committee. Ms. Harris Jones has leadership experience as a Corporate Controller and auditor of large organizations, extensive experience in accounting and finance, and has been determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules.

Kevin Mansell

Kevin Mansell was elected to the Board in May 2019, and he is currently Chairman of the Board and Chairman of the Company’s Compensation and Talent Management Committee. Mr. Mansell served as Chairman, CEO and President of Kohl’s Corporation (NYSE: KSS), one of the largest department store retail chains in the United States (“Kohl’s”), until his retirement in May 2018. Mr. Mansell joined Kohl’s in 1982 as a Divisional Merchandise Manager and was promoted to General Merchandise Manager in 1987. Mr. Mansell was promoted to Senior Executive Vice President of Merchandising and Marketing of Kohl’s in 1998, and was named President and Director in 1999. He was promoted to Kohl’s CEO in 2008 and named Chairman of the Board in 2009. Prior to joining Kohl’s, Mr. Mansell spent seven years in the Venture Store division of The May Department Stores Company, an American department store holding company, where he held a variety of positions in buying and merchandising. Mr. Mansell serves as a director, the co-chair of the Nominating and Corporate Governance Committee and as a member of the Audit Committee of Columbia Sportswear Company (NASDAQ: COLM), a leading innovator in active outdoor apparel, footwear, accessories, and equipment. Mr. Mansell also serves as a director of Chico’s FAS, Inc. (NYSE: CHS), an omnichannel specialty retailer of women’s private branded casual-to-dressy clothing, intimates, and complementary accessories, where he serves as lead independent director, member of the Human Resources, Compensation and Benefits Committee and member of the Executive Committee. Mr. Mansell has extensive leadership experience as the CEO of a large national organization and has over 40 years of retail experience.

Marc R. Y. Rey

Marc R. Y. Rey was appointed to the Board in July 2020 and is currently a member of the Company’s Compensation and Talent Management Committee. Mr. Rey has served as the Chief Executive Officer of Beautycounter, a private clean beauty brand, since February 2022. Mr. Rey served as President and Chief Executive Officer of Shiseido Americas, a division of Shiseido Company Limited, and Chief Growth Officer of Shiseido Group Limited, a leading global beauty brand, from September 2015 until September 2020. From July 2014 until August 2015, Mr. Rey served as Senior Vice President for Coty North America and President of Coty USA, a leading global beauty company, and served as Regional Vice President North America from December 2012 to July 2014. From March 2009 to July 2012, Mr. Rey served in various roles for L’Oreal USA, including President International Designers Collections from September 2010 to July 2012, President Specialty Beauty Group from October 2009 to September 2010 and President Giorgio Armani and Yves Saint Laurent Beauty USA from March 2009 to October 2009. Mr. Rey has extensive leadership experience as the CEO of a major beauty company and has over 25 years of consumer products experience.

Gail B. Tifford

Gail B. Tifford was appointed to the Board in August 2017, and she is currently the Chair of the Company’s Nominating and Corporate Governance Committee. Ms. Tifford has served as a partner at True Search, a global platform for talent management products and services, since May 2022. Ms. Tifford previously served as Chief Brand Officer for WW International, Inc. (f/k/a Weight Watchers), a global weight management service company, from March 2018 until August 2021. Previously, Ms. Tifford served in a variety of leadership roles at Unilever, a leading global consumer goods company that offers products in the food, home care, personal care and refreshment segments. Her roles included brand, marketing, and digital innovation from 1996 until 2009, and after she rejoined Unilever in 2011, most recently serving as Vice President, Media North America and Global Digital Media Innovation. From October 2009 until May 2011, Ms. Tifford served as Vice President for Strategic Partnerships at MTV Networks, a cable and satellite television channel owned by Viacom Media Networks. Ms. Tifford has substantial experience in branding and marketing and a proven track record of building brands in an evolving digital landscape.

Executive Officers

The name, age, and current position with the Company, and principal occupation during the last five years of (i) Mr. Boyer and the year he first became an executive officer of the Company is set forth above under the caption “Directors” and (ii) with respect to each remaining executive officer is set forth in the following table and text:

NAME	AGE	POSITION
Sunil M. Doshi	52	Executive Vice President, Chief Financial Officer and Treasurer
Melissa B. Lowenkron	49	Chief Brand Officer

Sunil M. Doshi

Mr. Doshi has served as Executive Vice President, Chief Financial Officer and Treasurer since May 2022. Mr. Doshi is responsible for the management of the Company’s global finance, accounting, tax, treasury and investor relations. Mr. Doshi served as Senior Vice President, Chief Financial Officer and Treasurer from April 2021 until May 2022 and as Senior Vice President, Global Finance and Accounting, and Chief Accounting Officer from June 2020 until April 2021. Mr. Doshi served as the Chief Financial Officer for the Americas Region for the Company from February 2012 until August 2015. Prior to rejoining the Company, Mr. Doshi most recently served as Chief Financial Officer at Mitra QSR, the third largest domestic franchisee for KFC, a fast-food chain, from February 2019 until June 2020. Mr. Doshi served as Chief Financial Officer of Zoes Kitchen, a formerly publicly traded fast casual restaurant chain, from September 2015 to February 2019. Mr. Doshi also held various senior finance roles with L Brands, Inc. (“L Brands”), an international company that sells personal care and beauty products, apparel and accessories, from 1999 to 2012.

Melissa B. Lowenkron

Melissa B. Lowenkron has served as Chief Brand Officer since March 2023. Ms. Lowenkron is responsible for brand strategy and management and product design, development and merchandising for FOSSIL, MICHELLE, SKAGEN and ZODIAC. Ms. Lowenkron joined the Company in January 2022 as Senior Vice President and General Manager, Fossil Brand. Prior to joining the Company, Ms. Lowenkron served as the Senior Vice President/General Merchandising Manager for handbags, ladies shoes, beauty and jewelry at Neiman Marcus Group, a luxury department store, from October 2018 to February 2021. From April 2014 to October 2018, Ms. Lowenkron served as the Senior Vice President/General Merchandising Manager for ready-to-wear, handbags, ladies shoes, beauty, jewelry, men’s and kids at Bergdorf Goodman, a subsidiary of Neiman Marcus Group. Ms. Lowenkron joined Neiman Marcus Group in 1997 and held various other leadership positions, including Vice President/Divisional Merchandising Manager Men’s Sportswear from October 2010 to April 2014.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities (the “10% Stockholders”), to file reports of ownership and changes of ownership with the SEC. Executive officers, directors and 10% Stockholders of the Company are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms so filed. Based solely on review of copies of such forms received, the Company believes that, during the last fiscal year, all filing requirements under Section 16(a) applicable to its executive officers, directors and 10% Stockholders were timely met.

Code of Ethics

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

Audit Committee

The functions of the Audit Committee are to:

•	appoint the Company’s independent registered public accounting firm;

•	review the plan and scope of any audit of the Company’s consolidated financial statements;

•	review the Company’s significant accounting policies and other related matters;

•	review the Company’s annual and quarterly reports and earnings releases;

•	oversee the surveillance of administration, disclosure and financial controls;

•	oversee the Company’s compliance with legal and regulatory requirements;

•	oversee the Company’s monitoring and enforcement of its Code of Conduct and Ethics;

•	review the qualifications and independence of any independent auditor of the Company;

•	oversee the performance of the Company’s internal audit function and the Company’s independent auditors; and

•	oversee cybersecurity risk.

Deloitte & Touche LLP, the Company’s principal independent registered public accounting firm, reports directly to the Audit Committee. The Audit Committee, consistent with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules adopted thereunder, meets with management and the Company’s independent registered public accounting firm prior to the filing of officers’ certifications with the SEC to receive information concerning, among other things, significant deficiencies in the design or operation of internal control over financial reporting. The Audit Committee has adopted a procedure that enables confidential and anonymous reporting to the Audit Committee of concerns regarding questionable accounting or auditing matters. The Company’s internal audit group reports directly to the Audit Committee on a quarterly basis.

All members of the Audit Committee have been determined to be financially literate and to meet the appropriate SEC and Nasdaq standards for independence. See “Director Independence” below. The Audit Committee includes four independent directors, Messrs. Belgya, Chiasson, and Davis and Ms. Harris Jones, who have each been determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules.

Item 11.	Executive Compensation

Executive Compensation

In accordance with the executive compensation rules applicable to smaller reporting companies, this section contains a discussion of all plan and non-plan compensation awarded to, earned by or paid to the following individuals. These individuals are referred to as the Named Executive Officers (“NEOs”).

NAME	POSITION
Kosta N. Kartsotis*	Former Chairman of the Board and Chief Executive Officer
Jeffrey N. Boyer	Interim Chief Executive Officer**
Darren E. Hart***	Former Executive Vice President, Chief Human Resources Officer
Greg A. McKelvey****	Former Executive Vice President, Chief Commercial Officer

*Mr. Kartsotis stepped down as Chairman and a member of the Board and as Chief Executive Officer effective March 13, 2024.

**Mr. Boyer served as Executive Vice President and Chief Operating Officer during 2023 and was named Interim Chief Executive Officer effective March 13, 2024.

***Mr. Hart’s employment with the Company was terminated effective April 26, 2024.

****Mr. McKelvey’s employment with the Company was terminated effective August 11, 2023.

Fiscal 2023 and 2022 Summary Compensation Table

The following table sets forth the compensation earned by our NEOs during fiscal years 2023 and 2022.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)(1)	OPTION AWARDS ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)(2)	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)	ALL OTEHR COMPENSATION ($)		TOTAL ($)
Kosta N. Kartsotis (3)	2023	1,057,692	-0-	-0-	-0-	393,250	-0-	-0-		1,450,942
Former Chief Executive Officer and Director	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-		-0-

Jeffrey N. Boyer	2023	719,250	-0-	262,598	-0-	197,794	-0-	24,594	(4)	1,204,236
Interim Chief Executive Officer	2022	716,288	-0-	862,571	-0-	197,075	-0-	27,066		1,803,000

Darren E. Hart	2023	700,550	-0-	321,680	-0-	144,488	-0-	20,657	(5)	1,187,375
Former Executive Vice President, Chief Human Resources Officer	2022	697,158	-0-	629,850	-0-	143,963	-0-	18,807		1,489,778

Greg A. McKelvey	2023	484,369	-0-	399,462	-0-	124,465	-0-	351,837	(6)	1,360,133
Former Executive Vice President, Chief Commercial Officer	2022	737,754	-0-	888,455	-0-	202,979	-0-	8,176		1,837,364

(1)	The amounts shown were not actually paid to the NEOs. Rather, as required by the rules of the SEC, the amounts represent the aggregate grant date fair value of RSUs and PSUs awarded to each of them in fiscal years 2023 and 2022. These values were determined in accordance with FASB ASC Topic 718. The grant date fair value of the PSUs is based on our estimate on the grant date of the probable outcome of meeting the performance conditions of these awards. The aggregate grant date fair value of the RSUs is equal to the midpoint between the high and low sales prices of our Common Stock on the date of grant multiplied by the number of shares granted. The following are the aggregate grant date fair values of the 2023 PSUs assuming we meet the highest level of the performance conditions of these awards: Mr. Boyer $262,599, Mr. Hart $192,681 and Mr. McKelvey $270,461.

(2)	The amounts shown were earned in the fiscal year listed, but paid in the first quarter of the following fiscal year.

(3)	Mr. Kartsotis refused all forms of compensation for fiscal year 2022.

(4)	This amount represents financial advisory services, the Company’s contributions to Mr. Boyer’s account under its 401(k) plan and Company-paid life insurance premiums.

(5)	This amount represents annual wellness benefits, financial advisory services, the Company’s contributions to Mr. Hart’s account under its 401(k) plan and Company-paid life insurance premiums.

(6)	This amount represents the Company’s contributions to Mr. McKelvey’s account under its 401(k) plan, Company-paid life insurance premiums and $346,361 of severance payments made to Mr. McKelvey.

Narrative Disclosure to Summary Compensation Table

During fiscal year 2023, our NEO compensation program included four components: base salary, annual cash incentive plan, long-term incentive equity grants and other compensation, including employee benefits generally available to all of our employees. Each component is described in detail below.

Base Salary

Annually, the CEO reviews and recommends to the Compensation and Talent Management Committee individual salaries for the NEOs, except the CEO salary. To determine individual salaries, the Compensation and Talent Management Committee may consider the scope of job responsibilities, individual performance and contributions, as well as our overall performance and annual budget guidelines for merit increases. The Compensation and Talent Management Committee’s objective is to award base compensation levels for each NEO around the median for the comparable position within our industry peer group based upon market data. However, salaries may be set higher when considered necessary to attract or retain key executives. Base salaries are reviewed annually and any adjustments to salaries are made in the first quarter of each fiscal year during our performance review process.

For fiscal year 2023, our NEOs did not receive an increase. The following table shows the base salary for each NEO.

NAME	ANNUAL SALARY RATE
Kartsotis	$1,100,000
Boyer	$719,250
Hart	$700,550
McKelvey	$740,800

Annual Cash Incentive Plan

The Cash Incentive Plan is a performance-based annual cash incentive plan that links cash incentive awards to achieving pre-established performance goals. For fiscal year 2023, the Compensation and Talent Management Committee set the performance metrics used to determine cash incentive awards to a combination of financial metrics and Company strategic goals. The Compensation and Talent Management Committee believes that using these performance metrics aligns the NEOs’ bonus opportunities with the priorities of the Company and ultimately long-term value creation for the Company’s stockholders.

For fiscal year 2023, each NEO was eligible for a target bonus opportunity under the Cash Incentive Plan as follows: 130% of his annual salary for Mr. Kartsotis, 100% of their annual salary for Messrs. Boyer and McKelvey and 75% of his annual salary for Mr. Hart. The actual cash incentive amounts are paid out based on the extent to which our financial goals and strategic priorities are achieved. For fiscal year 2023, the financial goals were weighted 85% and the strategic priorities goals were weighted 15%. The measurement period for evaluating performance under the metrics was our 2023 fiscal year (the “Measurement Period”).

The metrics for 2023 were as follows:

	PERFORMANCE METRIC	DESCRIPTION	WEIGHTING
Financial goals	Net sales	Target of $1.7 billion	25%
	Adjusted operating income	Target of $68 million	35%
	TAG Opex Run Rate Savings	Target of $100 million	25%

Strategic goals		Revitalize the FOSSIL brand Digital transformation Jewelry expansion	15%*

*Performance measured individually with weighting of 5% each.

Performance goals were approved by the Compensation and Talent Management Committee in February 2023 and included targets for threshold, target, and stretch payouts for the financial metrics. For the strategic goals, the revitalize FOSSIL brand, digital transformation and jewelry expansion goals were measured individually with an achievement range of 0% to 200%. Each performance metric was measured independently of the other metrics. In setting these targets, key considerations of the Compensation and Talent Management Committee included:

•	Net sales: Determined using constant currency.

•	Adjusted operating income: Determined using constant currency, excludes restructuring costs and intangible asset impairment and includes actual bonus payment total under the Cash Incentive Plan.

•	Revitalize the FOSSIL brand: Determined using sales, customer file size, marketing investment and brand health index performance indicators.

•	Digital transformation: Determined by revenue growth.

•	Jewelry expansion: Determined by sale growth, direct-to-consumer comp sales and sales penetration

Target payouts for each performance metric are listed below:

PERFORMANCE METRIC	THRESHOLD* PERFORMANCE	THRESHOLD* PAYOUT	TARGET PERFORMANCE	TARGET PAYOUT	STRETCH* PERFORMANCE	MAXIMUM* PAYOUT
Net sales	95%	20%	$1.7 billion	100%	106%	200%
Adjusted operating income	50%	20%	$68 million	100%	166%	200%
TAG Opex Run Rate Savings	68%	20%	$100 million	100%	145%	200%

* As a percentage of target

The Compensation and Talent Management Committee approves the specific payments to the NEOs under the Cash Incentive Plan. The Compensation and Talent Management Committee also retains discretion to reduce bonus compensation or recommend additional cash bonuses during the year based on factors such as promotions and business segment, department, individual or overall Company performance.

During the Measurement Period, the Company achieved net sales of $1.414 million (using constant currency), which paid out at 0% of target, adjusted operating income of $(90) million, which paid out at 0% of target, and TAG Opex Run Rate Savings of $86 million, which paid out at 65.1% of target. For fiscal year 2023, the Company achieved the strategic goals of revitalizing the FOSSIL brand at 100%, digital transformation at 100% and jewelry expansion at 25%, resulting in an overall payout of 27.5%. The calculation for the Company payout percentage was the sum of weighting times achievement for each metric (as defined), and for fiscal year 2023 was:

Based on the foregoing, the Compensation and Talent Management Committee approved the following cash bonus payments under the Cash Incentive Plan for fiscal year 2023 performance:

NAME	BASE SALARY	PERCENTAGE	COMPANY PAYOUT %	TOTAL BONUS AMOUNT
Kartsotis	$1,100,000	130%	27.5%	$393,250
Boyer	$719,250	100%	27.5%	$197,794
Hart	$700,550	75%	27.5%	$144,488
McKelvey	$740,800	100%	27.5%	$124,465	*

*Prorated for Mr. McKelvey’s August 11, 2023 termination of service date with the Company and paid in accordance with the terms of Mr. McKelvey’s Executive Severance Agreement.

Long-Term Incentive Plan

We believe that substantial equity ownership and equity awards encourage management to take actions favorable to the medium and long-term interests of the Company and its stockholders and align their interests with the interests of the Company and its stockholders. We believe that including equity awards in the compensation program serves our longer-term goals, including management retention, because the value of equity is realized over several years. Accordingly, equity-based compensation constitutes a significant portion of the overall compensation of the NEOs.

For fiscal year 2023, the Compensation and Talent Management Committee approved a target of a percentage of annual salary (in effect at the end of the prior calendar year) for long-term incentive grants for each NEO as follows: 150% for Messrs. Boyer and McKelvey and 113% for Mr. Hart. As part of the Company’s efforts to limit the number of shares granted annually from the 2016 Plan, the foregoing percentages were reduced by 25% from the intended equity targets of 200% and 150%, respectively. The approved mix of awards consisted of 50% in RSUs, which vest ratably over three years, and 50% in PSUs, which vest ratably over three years based on the achievement of the performance measures; and continued employment with the Company. In addition, for retention purposes, Messrs. Hart and McKelvey each received an equity grant on the date of the annual grant of 40,000 RSUs with the same three-year vesting schedule as their annual grants. The Compensation and Talent Management Committee makes the ultimate determination regarding these grants and can increase or decrease the recommended awards. In order to manage the Company’s burn rate, the target long-term incentive grants were (i) reduced by 25% and (ii) calculated on the date of grant using a $13.25 per share value instead of the fair market value of $3.225 per share on the date of grant. Based on the foregoing, the Compensation and Talent Management Committee approved the following annual equity awards which were granted on April 15, 2023:

NAME	ANNUAL EQUITY AWARD (1)	RSUS (50%)		PSUS (50%)	RSU SHARES		PSU SHARES
Kartsotis	—	—		—	—		—
Boyer	$262,598	$131,299		$131,299	40,713		40,713
Hart	$321,680	$225,340	(2)	$96,340	69,873	(2)	29,873
McKelvey	$399,462	$264,231	(2)	$135,231	81,932	(2)	41,932

(1)	As part of the Company’s efforts to limit the number of shares granted annually from the 2016 Plan, the value of the annual equity award, and subsequently the number of RSU and PSU shares granted, has been reduced by 25% from the intended equity targets for each of the NEOs in the table.

(2)	Messrs. Hart and McKelvey each received a retention grant of 40,000 RSUs on the date of the annual grant.

PSUs PSU grants are designed to reward executives for improving operating margin and managing controllable costs. In addition, these grants ensure management is focused on long-term strategic performance goals and maximizes retention. The PSUs vest ratably each year over three years based on the Company’s performance.

2021 — 2023 PSU Results

For the 2021 and 2023 PSU grants, PSUs are to be earned based on adjusted operating margin (calculated based on constant currency and excluding restructuring costs and intangible asset impairment). For the 2022 PSU grant, the PSUs are to be earned based on adjusted operating income (calculated based on constant currency and excluding restructuring costs and intangible asset impairment). The payout range enables executives to receive a variable award based on performance. Final distribution of the PSU awards could range from 0% to 200% of the PSUs granted at target depending on Company performance during the measurement period.

The performance metrics for the outstanding tranche of the 2021 PSU grant for fiscal year 2023 is shown in the following table:

	VESTING	2023 ADJUSTED OPERATING MARGIN
Stretch	200%	5.8%
Maximum	150%	4.8%
Target	100%	4.3%
Threshold	50%	3.8%

The performance metric for the outstanding tranche of the 2022 PSUs for fiscal year 2022 is shown in the following table:

	VESTING	2023 ADJUSTED OPERATING INCOME
Stretch	200%	$212 million
Maximum	150%	$195 million
Target	100%	$173 million
Threshold	50%	$155 million

The performance metric for the outstanding tranche of the 2023 PSUs for fiscal year 2023 is shown in the following table:

	VESTING	2023 ADJUSTED OPERATING MARGIN
Stretch	200%	3.0%
Maximum	150%	2.5%
Target	100%	2.0%
Threshold	50%	1.5%

For fiscal year 2023, the Company achieved an adjusted operating margin of (6.5)% and adjusted operating income of $(92) million. As a result, the Compensation and Talent Management Committee approved a 0% payout for the following outstanding awards: the third tranche of the 2021 PSU grant, the second tranche of the 2022 PSU grant and the first tranche of the 2023 PSU grant.

Executive Compensation Practices

Our executive compensation programs are designed to attract, motivate and retain executive officers, while aligning the interests of our executives with the interests of our stockholders. Below is a summary of compensation practices we have adopted to drive performance and to align with stockholder interests, as well as a summary of those practices we do not employ.

WHAT WE DO	WHAT WE DON’T DO

✓    Follow a primarily pay-for-performance philosophy

✓    Use multiple performance metrics within our annual compensation plan

✓    Use a thorough process for setting rigorous performance goals

✓    Maintain executive and director stock ownership guidelines

✓    Retain an independent compensation consultant

✓    Provide severance and change in control arrangements that are aligned with market practices

✓    Retain a double trigger equity acceleration upon a change in control.

✓    Provide modest perquisites with reasonable business rationale

✓    Regularly review share utilization and burn rate

✓    Maintain a clawback policy

×      No discounting, reloading or repricing of stock options without stockholder approval

×      No employment agreements

×      No excise tax gross-ups upon a change in control

×      No excessive perquisites

×      No guaranteed salary increases

×      No permitted pledging, hedging, short sales or derivative transactions in company stock.

Other Compensation and Benefit Elements

Our benefit programs are generally egalitarian. Our NEOs are eligible for the same health and welfare benefit programs as our other U.S. employees, including our qualified defined contribution 401(k) plan. In addition, our NEOs received the following perquisites:

•	Financial advisory services of up to $15,000

•	An annual wellness benefit

•	Employer-paid guaranteed universal life insurance

•	Employer-paid supplemental long-term disability insurance

•	Retirement benefits upon reaching 55 years of age and 10 years of service with the Company to include continuation of health care coverage for 18 months and continuation of Company product discounts

Perquisites

The NEOs do not receive any perquisites or personal benefits other than a financial advisory services benefit up to $15,000, an annual wellness benefit, 401(k) Company matching contributions, Company paid life and disability insurance premiums and, upon reaching 55 years of age and 10 years of service with the Company, retirement benefits to include continuation of health care coverage for 18 months and continuation of Company product discounts. All of our employees, including our NEOs, receive discounts on our products.

Employment Agreements

While we do not have employment contracts for our NEOs, certain NEOs are eligible for severance benefits that provide a reasonable range of income protection in the event employment is terminated without cause or following a change in control. These benefits have been put into place to support our executive retention goals and encourage their independence and objectivity in considering potential change in control transactions.

Risk Assessment

Given our rigor and approach to executive compensation, we do not believe we have any particular risk in our compensation program. In making this determination, management and our Compensation and Talent Management Committee evaluated the risk profile of the Company’s compensation programs and policies. In performing this evaluation, management and the Compensation and Talent Management Committee looked at each element of compensation and the associated risks and mitigating factors for each element of compensation. Specifically, the evaluation included the mix of short-term and long-term incentive compensation, extended vesting periods for long-term equity awards, the mix of corporate and specific business unit measures used in assessing performance, the use of multiple performance review criteria, the Compensation and Talent Management Committee’s discretion in making individual awards and caps on individual compensation awards.

Stock Ownership, Clawback Policy and Anti-Hedging Trading Policies

To further reinforce the long-term alignment of executive interests with stockholders, we maintain policies that require executives to accumulate and hold substantial amounts of Common Stock, and we prohibit executives from hedging the risk of such ownership. Pledging of shares as collateral is also prohibited. We also maintain a clawback policy that enables the recapture of previously paid cash and equity incentive compensation in certain circumstances pursuant to our Compensation Recovery Policy.

Stock Ownership Guidelines for NEOs While there is no required date to achieve the guidelines below, executives must retain 50% of net shares acquired of company stock, upon vesting or exercise, until the guideline is met. As of April 24, 2024, our NEOs were not in compliance with the guidelines.

Position	Base Salary Multiple
Chief Executive Officer	Six Times
Other Executive Officers	Two Times

Outstanding Equity Awards at 2023 Fiscal Year-End Table

The following table provides information about the number of outstanding equity awards held by our NEOs at fiscal year-end 2023. The table also includes, where applicable, the value of these awards based on the closing price of our Common Stock on Nasdaq on December 29, 2023, which was $1.46 per share. All awards vest one third each year over three years following the grant date, except as otherwise noted.

		OPTION AWARDS(1)				STOCK AWARDS
NAME	GRANT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)(2)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)		EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)
Kosta N. Kartsotis (3)	N/A	—	—	—	—	—	—	—		—
Jeffrey N. Boyer	4/15/2021	—	—	—	—	11,886	17,354	11,886	(4)	17,354
	4/15/2022	—	—	—	—	26,414	38,564	26,414	(5)	38,564
	4/15/2023	—	—	—	—	40,713	59,441	40,713	(6)	59,441
Darren E. Hart	3/15/2016	18,515	—	47.99	3/15/2024	—	—	—		—
	4/15/2021	—	—	—	—	8,679	12,671	8,679	(4)	12,671
	4/15/2022	—	—	—	—	19,288	28,160	19,288	(5)	28,160
	4/15/2023	—	—	—	—	69,873	102,015	29,873	(6)	43,615
Greg A. McKelvey	3/15/2016	17,634	—	47.99	3/15/2024	—	—	—		—
	4/15/2021	—	—	—	—	12,243	17,875	12,243	(4)	17,875
	4/15/2022	—	—	—	—	13,604	19,862	13,604	(5)	19,862
	4/15/2023	—	—	—	—	27,312	39,876	13,978	(6)	20,408

(1)	Consists of stock appreciation rights (“SARs”) issued pursuant to the Fossil Group, Inc. 2008 Long-Term Incentive Plan (the “2008 Plan”) and the 2016 Plan.

(2)	Consists of RSUs issued pursuant to the 2016 Plan.

(3)	Mr. Kartsotis refused all forms of equity compensation for fiscal years 2022 and 2023.

(4)	These PSUs were granted on April 15, 2021 and will vest, if at all, one-third each year over three years following the grant date. Vesting is subject to satisfaction of the applicable performance criteria and is generally subject to the recipient’s continued employment through that date. As required by the SEC’s disclosure rules, the number of PSUs shown assumes that target levels of performance (100%) will be achieved. The Compensation and Talent Management Committee will determine the actual levels of performance achieved within 60 days of the vesting date.

(5)	These PSUs were granted on April 15, 2022 and will vest, if at all, one-third each year over three years following the grant date. Vesting is subject to satisfaction of the applicable performance criteria and is generally subject to the recipient’s continued employment through that date. As required by the SEC’s disclosure rules, the number of PSUs shown assumes that target levels of performance (100%) will be achieved. The Compensation and Talent Management Committee will determine the actual levels of performance achieved within 60 days of the vesting date.

(6)	These PSUs were granted on April 15, 2023 and will vest, if at all, one-third each year over three years following the grant date. Vesting is subject to satisfaction of the applicable performance criteria and is generally subject to the recipient’s continued employment through that date. As required by the SEC’s disclosure rules, the number of PSUs shown assumes that target levels of performance (100%) will be achieved. The Compensation and Talent Management Committee will determine the actual levels of performance achieved within 60 days of the vesting date.

2016 INCENTIVE PLAN

Pursuant to the 2016 Plan, the Compensation and Talent Management Committee may award a combination of RSUs, SARs and PSUs. SARs are granted at a specified strike price set forth in the applicable award agreement, which is generally the mean of the highest and lowest sales price of our Common Stock on the date of grant of the award or on the last preceding trading date if no sales are made on the date of grant. RSUs, SARs and PSUs are awarded subject to such terms and conditions as established by the Compensation and Talent Management Committee, including vesting periods. Pursuant to awards granted to our NEOs under the 2016 Plan, unvested RSUs, SARs and PSUs will become fully exercisable or vested upon a change in control or death and will terminate upon any other termination of employment, except as provided under the Executive Severance Agreements. See “Post-Termination Compensation” below for a definition of change in control and a discussion of the vesting terms under the Executive Severance Agreements.

The Compensation and Talent Management Committee is responsible for the administration of the 2016 Plan. The 2016 Plan provides that the Compensation and Talent Management Committee may make certain adjustments to the exercise price and number of shares subject to awards in the event of a dividend or other distribution, recapitalization, stock split, reorganization, merger or certain other corporate transactions. Subject to certain limitations, the Compensation and Talent Management Committee is authorized to amend the 2016 Plan as it deems necessary, but no amendment may adversely affect the rights of a participant with respect to an outstanding award without the participant’s consent.

2008 INCENTIVE PLAN

Prior to the adoption of the 2016 Plan, the Compensation and Talent Management Committee awarded RSUs, SARs and PSUs pursuant to the 2008 Plan. SARs were granted at a specified strike price set forth in the applicable award agreement, which was generally the mean of the highest and lowest sales price of our Common Stock on the date of grant of the award or on the last preceding trading date if no sales were made on the date of grant. RSUs, SARs and PSUs were awarded subject to such terms and conditions as established by the Compensation and Talent Management Committee, including vesting periods. Pursuant to awards granted to our NEOs under the 2008 Plan, unvested RSUs, SARs and PSUs will become fully exercisable or vested upon a change in control or death and will terminate upon any other termination of employment, except as provided under the Executive Severance Agreements. See “Post-Termination Compensation” below for a definition of change in control and a discussion of the vesting terms under the Executive Severance Agreements.

The 2008 Plan was terminated on May 25, 2016. However, the termination of the 2008 Plan did not impair outstanding awards which continued in accordance with their original terms. No RSUs or PSUs are currently outstanding under the 2008 Plan.

Pay Versus Performance

					VALUE OF INITIAL FIXED $100 INVESTMENT BASED ON:
FISCAL YEAR (a)	SUMMARY COMPENSATION TABLE TOTAL FOR PEO (b)	COMPENSATION ACTUALLY PAID TO PEO (c)	AVERAGE SUMMARY COMPENSATION TABLE TOTAL FOR NON-PEO NEOS (d)	AVERAGE COMPENSATION ACTUALLY PAID TO NON-PEO NEOS (e)	TOTAL SHAREHOLDER RETURN (f)	NET INCOME (IN $M) (g)
2023	$1,450,942	$1,450,942	$1,250,581	$712,032	$16.84	$(156.7)
2022	$0	$0	$1,509,719	$553,910	$49.71	$(43.5)
2021	$0	$0	$2,157,293	$2,403,236	$118.69	$26.6

Columns (b) and (c). Mr. Kartsotis did not receive any compensation from the Company in fiscal years 2021 and 2022.

Column (d). The following non-PEO NEOs are included in the average figures in Column (e):

2021: Messrs. Boyer, Belcher, Doshi, Hart and McKelvey

2022: Messrs. Boyer, Doshi, Hart and McKelvey

2023: Messrs. Boyer, Hart and McKelvey

The amounts shown in column (d) do not reflect the actual amount of compensation earned by or paid to our non-PEO NEOs during the applicable years. For information regarding the decisions made by our Compensation and Talent Management Committee in regard to the non-PEO NEOs’ compensation for each fiscal year, please see (i) Item 11. Executive Compensation in this Form 10-K/A for fiscal year 2023 and (ii) the Compensation Discussion and Analysis sections of the proxy statements reporting pay for fiscal years 2022 and 2021 covered in the table above.

Column (e). Reflects the average “compensation actually paid” for our non-PEO NEOs in each of 2023, 2022 and 2021, as determined in accordance with SEC rules. Such amounts were computed by making the following adjustments to total compensation, as reported in the Summary Compensation Table (“SCT”), for each year:

Amounts subtracted from the average SCT total to calculate Average Compensation Actually Paid to the Non-PEO NEOs for the years 2023, 2022 and 2021, respectively, include ($327,913), ($671,697), and ($826,930) for the average date of grant fair value of stock awards granted in the fiscal year. Amounts added to (or subtracted from) the Average SCT for the years 2023, 2022 and 2021, respectively, also include: $121,983, $226,683 and $634,156 for the average fair value of stock awards that were granted in the year and remain outstanding at the end of the year; ($167,878), $(617,951) and $235,153 for the average change in fair value of stock awards that were granted in prior years and still outstanding at the end of each respective year; ($132,169), $107,155 and $203,564 for the average change in fair value of stock awards that were granted in prior years and vested during each respective year.

Column (f). For the relevant fiscal year, represents the cumulative total shareholder return (“TSR”) of the Company for the measurement periods ending on December 31 of each of 2023, 2022 and 2021, respectively.

Column (g). Reflects “Net Income” in the Company’s Consolidated Income Statements included in the Company’s Annual Reports on Form 10-K for fiscal years 2023, 2022 and 2021.

Narrative to Pay Versus Performance Table

This section should be read in conjunction with Item 11. Executive Compensation in this Form 10-K/A, which includes additional discussion of our objectives of executive compensation and benefits program and how they are aligned with the Company’s financial and operational performance. Our Compensation and Talent Management Committee does not use “compensation actually paid” as a basis for making compensation decisions. Each of our non-PEO NEO’s total target compensation incentivizes short-term and long-term performance by using performance goals aligned with our shareholders’ interests. The majority of total target compensation was weighted toward long-term equity performance with (i) time-based RSUs and (ii) PSUs with adjusted operating margin as the financial performance metric for the 2021 and 2023 PSU awards and adjusted operating income for the 2022 PSU awards. The short-term incentive program’s performance metrics include net sales, adjusted operating income and strategic goals. The charts below show, for the past three years, the relationship of TSR and net income relative to our PEO’s “compensation actually paid” and the average of our non-PEO NEO’s “compensation actually paid”.

Fossil TSR vs. Compensation Actually Paid
Compensation Actually Paid ($M)
$3.0
$2.5
$2.0
$1.5
$1.0
$0.5
$0.0
Value of $100 Investment from 1/2/2020
$140
$120
$100
$80
$60
$40
$20
$0
$118.69
$2.40
$49.71
$0.55
$1.45
$0.71
$16.84
FY 2021
FY 2022
FY 2023
PEO CAP ($M)
Average Non-PEO NEO CAP ($M)
FOSL TSR

Fossil Net Income vs. Compensation Actually Paid
Compensation Actually Paid ($M)
Net Income ($M)
$3.0
$2.5
$2.0
$1.5
$1.0
$0.5
$0.0
$50
$0
($50)
($100)
($150)
($200)
$27
$2.40
($44)
$0.55
$1.45
$0.71
($157)
FY 2021
FY 2022
FY 2023
PEO CAP ($M)
Average Non-PEO NEO CAP ($M)
Net Income ($M)

POST-TERMINATION COMPENSATION

Post-Termination Arrangements under the 2016 Plan and 2008 Plan

Pursuant to awards granted to our NEOs under the 2016 Plan and the 2008 Plan, unvested RSUs, SARs and PSUs will become fully exercisable or vested upon a change in control or death and will terminate upon any other termination of employment.

A “change in control” is generally defined under the 2016 Plan and the 2008 Plan as the occurrence of any of the following events: (i) the acquisition by any person of 30% or more of the combined voting power of our outstanding securities (or an additional 10% of such voting power by a 30% or greater holder of such voting power); (ii) individuals who on the effective date of the plan constituted our Board and their successors or other nominees that are appointed or otherwise approved by a vote of at least a majority of the directors then still in office who either were directors on the effective date or whose appointment, election or nomination for election was previously so approved or recommended, cease for any reason to constitute a majority of the Board; (iii) there is a merger or consolidation of the Company or any direct or indirect subsidiary, other than (a) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such transaction continuing to represent at least 60% of the combined voting power of the surviving entity or (b) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person is or becomes the beneficial owner of securities of the Company representing 30% or more of the combined voting power of the Company’s then outstanding securities; (iv) stockholder approval of a plan of complete liquidation or dissolution of the Company, or consummation of an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets, other than a sale or disposition by the Company of all or substantially all of the Company’s assets to an entity, at least 60% of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale; or (v) any tender or exchange offer is made to acquire 30% or more of the securities of the Company, other than an offer made by the Company, and shares are acquired pursuant to that offer.

Executive Severance Agreements

The Company has entered into an Executive Severance Agreement (the “Agreement”) with each of Messrs. Boyer, Hart and McKelvey. Mr. Hart’s employment with the Company was terminated effective April 26, 2024 and Mr. McKelvey’s employment with the Company was terminated effective August 11, 2023. Pursuant to the Agreement, the NEO will be entitled to certain benefits (“Severance Benefits”) upon such NEO’s “separation from service” as defined in the Internal Revenue Code (“Termination of Service”) by the Company without “Cause” (as defined in the Agreement) or such NEO’s resignation for “Good Reason” (as defined in the Agreement), provided that (i) such NEO is in compliance with all restrictive covenants in any written agreement between such NEO and the Company, and (ii) such NEO has executed and delivered a release of claims prepared by the Company within 50 days following the date of Termination of Service (the “Termination Date”).

Pursuant to the Agreement, upon the NEO’s Termination of Service by the Company without Cause or such NEO’s resignation for Good Reason prior to a change in control (as defined in the 2016 Plan and the 2008 Plan) (a “Change in Control”), such NEO will be entitled to the following Severance Benefits under the Agreement: (i) 18 months of such NEO’s then current base salary in effect at the Termination Date (“Base Salary”), payable in 39 equal installments over an 18-month period in accordance with the Company’s normal payroll practices; (ii) the following cash bonuses under any cash bonus plan for which such NEO was eligible on the Termination Date: (x) a pro-rata amount payable in a lump sum, of the target bonus the NEO would have received for the fiscal year under such cash bonus plan, and (y) 1.5 times the full target bonus for which such NEO was eligible, payable in 39 equal installments over an 18-month period in accordance with the Company’s normal payroll practices; (iii) any outstanding non-performance-based RSU and SARs granted pursuant to the 2008 Plan or the 2016 Plan (collectively, “Time-Based Awards”), will continue to vest for an additional 18 months, to the same extent such awards would have otherwise vested had such NEO remained employed during such period; (iv) any outstanding PSUs granted pursuant to the 2008 Plan or the 2016 Plan will vest pro-rata, as set forth in the Agreement; and (v) all vested SARs will be exercisable until the earlier of (x) the expiration date of such award or (y) 24 months from the Termination Date.

Pursuant to the Agreement, upon the NEO’s Termination of Service by the Company without Cause or resignation for Good Reason in connection with or within 24 months following a Change in Control, such NEO will be entitled to the following Severance Benefits under the Agreement: (i) 24 months of the NEO’s Base Salary, payable in 52 equal installments over a 24-month period in accordance with the Company’s normal payroll practices; (ii) the following cash bonuses under any cash bonus plan for which such NEO was eligible on the Termination Date: (x) the full target bonus such NEO would have received under the cash bonus plan, payable in a lump sum, and (y) two times the full target bonus for which such NEO was eligible, payable in 52 equal installments over a 24-month period in accordance with the Company’s normal payroll practices; (iii) full acceleration of vesting of any outstanding Time-Based Awards; (iv) with respect to any outstanding PSUs, (x) if the Termination Date occurs within the first half of the applicable performance period, full acceleration of vesting at target performance, and (y) if the Termination Date occurs within the second half of the applicable performance period, accelerated vesting of the award, based on actual performance of the Company (if measurable) or at target performance (if the performance of the Company is not measurable); and (v) all vested SARs will be exercisable until the earlier of (x) the expiration date of such award or (y) 24 months from the Termination Date.

In addition, the Agreement provides that the Company will pay the NEO on a monthly basis, an amount equal to the Company-paid portion of the health insurance premiums that were paid by the Company on behalf of such NEO immediately prior to the Termination Date to be used by such NEO to purchase health coverage for a period of 18 months from the Termination Date or until such NEO becomes eligible to participate in another employer’s health care plan, whichever date is earlier.

The Agreement contains non-competition and non-solicitation provisions pursuant to which the NEO will be prohibited from competing with, or soliciting clients, manufacturers or suppliers of, the Company and its affiliates and from soliciting any of the Company’s or its affiliates’ employees or independent contractors for 18 months following such NEO’s Termination Date.

Director Compensation

Cash Compensation

The following table shows the annual cash retainers paid to non-employee directors, committee chairpersons and committee members in fiscal year 2023.

POSITION	AMOUNT
Non-Employee Director	$90,000	*
Lead Independent Director	$35,000
Audit Committee Chairperson	$25,000
Audit Committee Member	$15,000
Compensation and Talent Management Committee Chairperson	$20,000
Compensation and Talent Management Committee Member	$10,000
Nominating and Corporate Governance Committee Chairperson	$15,000
Nominating and Corporate Governance Committee Member	$10,000

Equity Compensation

Each outside director of the Company who does not elect to decline to participate in the Fossil Group, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”) is automatically granted restricted stock units (“RSUs”) as follows: (1) on the date of the annual stockholders meeting, each outside director is automatically granted RSUs with a fair market value of approximately $130,000, which RSUs will vest 100% on the earlier of (a) the date of the next annual stockholders meeting or (b) one year from the date of grant, provided the outside director is providing services to the Company or a subsidiary on that date; and (2) each individual who first becomes an outside director is automatically granted a one-time grant, effective as of the date of appointment, equal to the grant he or she would have received if he or she had been elected at the previous annual stockholders meeting, pro-rated based on the number of days such director will actually serve before the one-year anniversary of such previous annual stockholders meeting, which RSUs will vest 100% one year from the date of grant, provided the outside director is providing services to the Company or a subsidiary on that date. Notwithstanding the foregoing, in the event of an outside director’s termination of service due to his or her death, all unvested RSUs will immediately become 100% vested. RSUs are awarded subject to such terms and conditions as established by the Compensation and Talent Management Committee, which may include the requirement that the holder forfeit the RSUs upon termination of service during the period of restriction.

*The target total annual compensation for non-employee directors is $220,000. In May 2023, the Board approved changes to the composition of, but not the total target, compensation of non-employee directors for 2023 to enhance the competitiveness of non-employee director pay for retention and recruitment purposes and to conserve the number of RSU shares granted to non-employee directors pursuant to the automatic grant under the 2016 Plan. In May 2023, the Board increased the non-employee director annual retainer from $90,000 to $140,000 and reduced the fair market value of the May 2023 RSU grant to non-employee directors from $130,000 to $80,000.

Transformation office and special board committee

In addition, to execute our Transform and Group plan (“TAG”), we established a Transformation Office. The Transformation Office is composed of members of our senior management supported by a leading management consulting firm specializing in assisting companies in complex reorganizations. The Board established a Special Board Committee in July 2023 to provide primary Board oversight of the Transformation Office and drive accountability, timeliness and results of the program. Messrs. Belgya and Chiasson and Ms. Harris Jones were appointed to this committee. Mr. Davis was appointed to the committee following his appointment to the Board in March 2024. For their service on the Special Board Committee, Mr. Chiasson, as Chairman of the committee, was paid $12,000 per calendar quarter, and Mr. Belgya and Ms. Harris Jones were each paid $10,000 per calendar quarter, pro-rated for any partial quarters.

FISCAL 2023 DIRECTOR COMPENSATION TABLE

The following table provides information regarding director compensation for fiscal year 2023. Non-employee directors who join the Board during the fiscal year receive a pro-rated annual cash retainer.

NAME (1)(2)	FEES EARNED OR PAID IN CASH ($)(3)	STOCK AWARDS ($)(4)		TOTAL ($)
Mark R. Belgya	172,285	79,998	(5)	252,283
William B. Chiasson	165,698	79,998	(5)	245,696
Susie Coulter	128,553	79,998		208,551
Kim Harris Jones	162,285	79,998	(5)	242,283
Kevin Mansell	175,219	79,998		255,217
Marc R. Y. Rey	130,219	79,998		210,217
Gail B. Tifford	135,219	79,998		215,217

(1)	Mr. Kartsotis was a director and NEO during fiscal year 2023. Mr. Kartsotis did not receive any additional compensation for services as a director. As such, information about his compensation is listed in the Fiscal 2023 and 2022 Summary Compensation Table below.

(2)	Our directors’ outstanding equity awards as of fiscal year end 2023 were as follows: Mr. Belgya — 35,476 RSUs; Mr. Chiasson — 35,476 RSUs; Ms. Coulter — 35,476 RSUs; Ms. Harris Jones — 35,476 RSUs; Mr. Mansell — 35,476 RSUs; Mr. Rey — 35,476 RSUs; and Ms. Tifford — 35,476 RSUs.

(3)	Consists of retainer fees.

(4)	Consists of an award of RSUs granted pursuant to the 2016 Plan to each director on May 24, 2023. Pursuant to the 2016 Plan, each outside director is to receive an automatic grant of RSUs on the date of the Annual Stockholders Meeting equal to the number of shares of Common Stock having an aggregate fair market value of $130,000. However, in 2023, as a result of the Company’s stock price performance, each outside director agreed that an aggregate fair market value of $80,000 on the date of grant would be used in calculating the number of shares to be granted. Awards vest 100% on the earlier of (i) the next annual stockholders meeting or (ii) one year from the date of grant. The amounts shown were not actually paid to the directors. Rather, as required by the rules of the SEC, the amounts represent the aggregate grant date fair value of the RSUs awarded to each of them in fiscal year 2023. These values were determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). The aggregate grant date fair value of the RSUs is equal to the midpoint between the high and low sales prices of our Common Stock on the date of grant multiplied by the number of shares granted. On May 24, 2023, the date of grant for all directors, the midpoint of the high and low sales prices of our Common Stock was $2.255 per share. The amounts reported do not include any reduction in the value of the awards for the possibility of forfeiture.

(5)	Messrs. Belgya and Chiasson and Ms. Harris Jones elected to defer the receipt of their 2023 RSU grant that vests in May 2024, until their termination of service as a director of the Company.

STOCK OWNERSHIP GUIDELINES FOR NON-EMPLOYEE DIRECTORS

The Board has adopted stock ownership guidelines for our directors. The guidelines were adopted in lieu of stock retention requirements. Subject to transition periods and other provisions, the guidelines generally require that each director beneficially hold shares of our stock (including RSUs and deferred shares) with a value equal to at least five times his or her current annual cash retainer. None of our current directors were in compliance with the guidelines as of April 24, 2024.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of December 31, 2023 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

PLAN CATEGORY	(A) NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (1)	(B) WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(C) NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
Equity compensation plans approved by security holders	1,917,156	$47.99 (2)	2,148,307
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
Total	1,917,156	$47.99	2,148,307

(1)	Includes shares to be issued upon the vesting of outstanding RSUs and PSUs (assuming target performance levels) and the exercise of outstanding stock options, including those stock options that are out of the money. All SARs, as of December 31, 2023, are out of the money based on the closing price of our Common Stock on the Nasdaq on December 29, 2023, which was $1.46 per share.

(2)	Excludes RSUs and PSUs.

Security Ownership of Certain Beneficial Owners and Management

The Company’s only outstanding class of equity securities is its Common Stock. The following table sets forth information regarding the beneficial ownership of Common Stock as of April 24, 2024 by (i) each Named Executive Officer (as defined in “Executive Compensation”); (ii) each director and director nominee of the Company; (iii) all present executive officers and directors of the Company as a group; and (iv) each other person known to the Company to own beneficially more than five percent (5%) of the Common Stock as of April 24, 2024. The address of each officer and director is c/o Fossil Group, Inc., 901 S. Central Expressway, Richardson, Texas 75080.

	SHARES BENEFICIALLY OWNED (1)(2)
NAME OF BENEFICIAL OWNER	NUMBER		PERCENT
Jeffrey N. Boyer	390,270		*
Sunil M. Doshi	79,862		*
Darren E. Hart	116,290		*
Kosta N. Kartsotis	3,200,837		6.0%
Greg A. McKelvey	0		*
Mark R. Belgya	19,644	(3)	*
William B. Chiasson	60,889	(4)	*
Pamela B. Corrie	0
Susie Coulter	45,287	(5)	*
Eugene I. Davis	0
Kim Harris Jones	11,466	(6)	*
Kevin Mansell	69,959	(7)	*
Marc R. Y. Rey	60,776	(8)	*
Gail B. Tifford	77,925	(9)	*
All executive officers and directors as a group (15 persons)	4,162,432	(10)	7.8%
BlackRock, Inc.	3,658,562	(11)	6.9%
Liechtensteinische Landesbank Aktiengesellschaft	2,805,194	(12)	5.3%
Charles Schwab Investment Management, Inc.	2,687,684	(13)	5.1%
The Vanguard Group	2,657,061	(14)	5.0%

* Less than 1%

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership information is based on the most recent Forms 3, 4 and 5 and Schedule 13D and 13G filings with the SEC and reports made directly to the Company. For purposes of this table, a person is deemed to have “beneficial ownership” of any shares when such person has the right to acquire them within 60 days after April 24, 2024. For RSUs and performance share units (“PSUs”), we report shares equal to the number of RSUs and PSUs that will vest within 60 days of April 24, 2024. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)	The percentages indicated are based on 52,928,899 shares of Common Stock outstanding on April 24, 2024. Shares of Common Stock subject to RSUs or PSUs that will vest within 60 days after April 24, 2024 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity.

(3)	Excludes 55,256 shares of Common Stock issuable upon the vesting of RSUs that Mr. Belgya elected to defer the receipt of until his termination of service as a director of the Company.

(4)	Includes 54,389 shares indirectly owned in a family trust of which Mr. Chiasson is a trustee. Excludes 55,256 shares of Common Stock issuable upon the vesting of RSUs that Mr. Chiasson elected to defer the receipt of until his termination of service as a director of the Company.

(5)	Includes 35,476 shares of Common Stock issuable upon vesting of RSUs.

(6)	Excludes 55,256 shares of Common Stock issuable upon the vesting of RSUs that Ms. Harris Jones elected to defer the receipt of until her termination of service as a director of the Company.

(7)	Includes 35,476 shares of Common Stock issuable upon vesting of RSUs.

(8)	Includes 35,476 shares of Common Stock issuable upon vesting of RSUs.

(9)	Includes 35,476 shares of Common Stock issuable upon vesting of RSUs.

(10)	Reflects the information in footnotes (3) through (9) above and an additional 29,227 shares of Common Stock beneficially owned by executive officers not named in the table above.

(11)	Based on information contained in Amendment No. 11 to Schedule 13G filed with the SEC on January 26, 2024 by BlackRock, Inc. (“BlackRock”), which indicates that BlackRock has sole voting power over 3,579,969 shares of Common Stock and sole dispositive power 3,658,562 shares of Common Stock. The address of BlackRock is 55 East 52nd Street, New York, New York 10055.

(12)	Based on information contained in Amendment No. 1 to Schedule 13G filed with the SEC on January 22, 2024 by Liechtensteinische Landesbank Aktiengesellschaft, which indicates that Liechtensteinische Landesbank Aktiengesellschaft and LLB Fund Services AG (“LLB FS”) have shared voting power over 2,805,194 shares of Common Stock and shared dispositive power over 2,805,194 shares of Common Stock. The securities reported as beneficially owned by the reporting person may also be deemed to be beneficially owned by BWM AG, an unaffiliated third-party investment adviser which manages the position pursuant to an investment advisory agreement with LLB FS. The address of Liechtensteinische Landesbank Aktiengesellschaft is Städtle 44, P.O. Box 384, FL-9490 Vaduz, Liechtenstein.

(13)	Based on information contained in Schedule 13G filed with the SEC on February 9, 2024 by Charles Schwab Investment Management, Inc. (“Charles Schwab”) which indicates that Charles Schwab has sole voting power over 2,687,684 shares of Common Stock and sole dispositive power of 2,687,684 shares of Common Stock. The address of Charles Schwab is 211 Main Street San Francisco, CA 94105.

(14)	Based on information contained in Amendment No. 12 to Schedule 13G filed with the SEC on February 13, 2024 by The Vanguard Group (“Vanguard”), which indicates that Vanguard has sole voting power over 0 shares of Common Stock, shared voting power over 21,884 shares of Common Stock, sole dispositive power over 2,615,935 shares of Common Stock, and shared dispositive power over 41,126 shares of Common Stock. The address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

DIRECTOR INDEPENDENCE

The standards relied upon by the Board in affirmatively determining whether a director is “independent” in compliance with the rules of Nasdaq are comprised, in part, of those objective standards set forth in the Nasdaq Marketplace Rules, which include the following bright line rules: (i) a director who is or was at any time during the past three years an employee, or whose immediate family member (defined as a spouse, parent, child, sibling, whether by blood, marriage or adoption, and anyone sharing the director’s home) is or was at any time during the past three years an executive officer of the Company, would not be independent; (ii) a director who received, or whose immediate family member received, from the Company compensation of more than $120,000 during any twelve consecutive months within the three years preceding the determination of independence, except for certain permitted payments, would not be independent; (iii) a director who is or who has an immediate family member who is, a current partner of the Company’s outside auditor or who was, or who has an immediate family member who was, a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years would not be independent; (iv) a director who is, or whose immediate family member is, employed as an executive officer of another entity where at any time during the past three years any of the Company’s executive officers served on the compensation committee would not be independent; and (v) a director who is, or who has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of any organization that, in the current or any of the past three fiscal years, has made payments to, or received payments from, the Company for property or services in an amount that, in any single fiscal year, exceeds the greater of $200,000, or 5% of such recipient’s consolidated gross revenues, except for permitted payments, would not be independent.

The Board, in applying the above referenced standards, has affirmatively determined that each of the following directors and director nominees is “independent” as defined by Rule 5605(a)(2) of the Nasdaq listing standards: Mark R. Belgya, William B. Chiasson, Pamela B. Corrie, Susie Coulter, Eugene I. Davis, Kim Harris Jones, Kevin Mansell, Marc R. Y. Rey and Gail B. Tifford. As part of the Board’s process in making such determination, each such director provided written assurances that all of the above cited objective criteria for independence are satisfied and such director has no other “material relationship” with the Company that could interfere with such director’s and director nominee’s ability to exercise independent judgment.

Item 14.    Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table summarizes the aggregate fees (excluding value added taxes) incurred by the Company and its subsidiaries for work performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) for the fiscal years ended December 30, 2023 and December 31, 2022, respectively:

	Fiscal Year 2023	Fiscal Year 2022
Audit Fees (1)	$3,259,150	$3,155,850
Audit-Related Fees (2)	$142,430	$112,270
Tax Fees (3)	$155,420	$290,561
Other fees (4)	$26,000	$163,105
Total Fees	$3,583,000	$3,721,786

(1)	Audit services billed consisted of the audits of the Company’s annual consolidated financial statements, audits of internal control over financial reporting, reviews of the Company’s quarterly condensed consolidated financial statements, any statutory audits performed, including engagement related expenses.

(2)	Benefit plan audits, agreed upon procedures and license compliance examination.

(3)	Tax return preparation and consultation.

(4)	Consists of all other non-audit related fees, including advisory services relating to the Company’s adoption of ESG reporting requirements.

In considering the nature of the services provided by Deloitte, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act, as well as the American Institute of Certified Public Accountants.

The Audit Committee’s Policies and Procedures for the Engagement of the Principal Outside Auditing Firm provides for pre-approval of all audit, audit-related, tax and other permissible non-audit services provided by our principal independent registered public accounting firm on an annual basis and individual engagements as needed. The policy also requires additional approval of any engagements that were previously approved but are anticipated to exceed pre-approved fee levels. The policy permits the Audit Committee chairperson to pre-approve principal independent registered public accounting firm services where the Company deems it necessary or advisable that such services commence prior to the next regularly scheduled Audit Committee meeting (provided that the Audit Committee chairperson must report to the full Audit Committee on any pre-approval determinations).

The Audit Committee approved all of the audit fees, audit-related fees, tax fees and other fees set forth in the table.

PART IV

Item 15.    Exhibits and Consolidated Financial Statement Schedules

(a)	Financial Statement and Financial Statement Schedules.

Incorporated by reference to Item 15 (a)(1) and 15(a)(2) of the 2023 Form 10-K.

(b)	Documents filed as part of Report.

Page
1.	Exhibits required to be filed by Item 601 of Regulation S-K	35

The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index accompanying this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2024	FOSSIL GROUP, INC.

/s/ JEFFREY N. BOYER
Jeffrey N. Boyer,
Interim Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit Number		Description
31.1	(1)	Certification of Interim Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Furnished herewith.

