Form 10-Q
period 2024-03-30
Fossil Group, Inc.
filed 2024-05-09
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2024

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

The number of shares of the registrant’s common stock outstanding as of May 1, 2024: 52,933,239

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 30, 2024

Trademarks, service marks, trade names and copyrights

We use our FOSSIL, MICHELE, RELIC, SKAGEN and ZODIAC trademarks, as well as other trademarks, on watches, our FOSSIL and SKAGEN trademarks on jewelry, and our FOSSIL trademark on leather goods and other fashion accessories in the U.S. and in a significant number of foreign countries. We also use FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL and WSI as trademarks on retail stores and FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL, WSI, ZODIAC, and MICHELE as trademarks on online e-commerce sites. This filing may also contain other trademarks, service marks, trade names and copyrights of ours or of other companies with whom we have, for example, licensing agreements to produce, market and distribute products. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to or incorporated by reference into this report may be listed without the TM, SM, © and ® symbols, as applicable, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors, if any, to these trademarks, service marks, trade names and copyrights.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	March 30, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$112,889	$117,197
Accounts receivable - net of allowances for doubtful accounts of $14,465 and $12,616, respectively	134,362	187,942
Inventories	224,137	252,834
Prepaid expenses and other current assets	165,875	152,717
Total current assets	637,263	710,690
Property, plant and equipment - net of accumulated depreciation of $379,768 and $384,688, respectively	54,435	57,244
Operating lease right-of-use assets	142,292	151,000
Intangible and other assets-net	56,982	59,096
Total long-term assets	253,709	267,340
Total assets	$890,972	$978,030
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$142,908	$147,161
Short-term debt	482	480
Accrued expenses:
Current operating lease liabilities	40,257	43,565
Compensation	37,252	44,789
Royalties	6,333	15,880
Customer liabilities	32,143	37,584
Transaction taxes	5,917	10,412
Other	22,641	27,811
Income taxes payable	7,491	14,795
Total current liabilities	295,424	342,477
Long-term income taxes payable	18,975	20,409
Deferred income tax liabilities	681	698
Long-term debt	202,866	206,983
Long-term operating lease liabilities	129,131	137,644
Other long-term liabilities	17,322	18,081
Total long-term liabilities	368,975	383,815
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 52,492 and 52,487 shares issued and outstanding at March 30, 2024 and December 30, 2023 respectively	525	525
Additional paid-in capital	312,717	311,709
Retained (deficit) earnings	(5,893)	18,403
Accumulated other comprehensive income (loss)	(78,264)	(76,405)
Total Fossil Group, Inc. stockholders’ equity	229,085	254,232
Noncontrolling interests	(2,512)	(2,494)
Total stockholders’ equity	226,573	251,738
Total liabilities and stockholders’ equity	$890,972	$978,030

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended March 30, 2024	For the 13 Weeks Ended April 1, 2023
Net sales	$254,884	$325,036
Cost of sales	121,392	164,319
Gross profit	133,492	160,717
Operating expenses:
Selling, general and administrative expenses	152,272	190,873
Other long-lived asset impairments	373	55
Restructuring expenses	10,053	7,097
Total operating expenses	162,698	198,025
Operating income (loss)	(29,206)	(37,308)
Interest expense	5,112	5,004
Other income (expense) - net	3,887	2,733
Income (loss) before income taxes	(30,431)	(39,579)
Provision (benefit) for income taxes	(6,117)	1,603
Net income (loss)	(24,314)	(41,182)
Less: Net income (loss) attributable to noncontrolling interests	(18)	80
Net income (loss) attributable to Fossil Group, Inc.	$(24,296)	$(41,262)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(2,486)	$5,897
Cash flow hedges - net change	646	(2,786)
Pension plan activity	(19)	—
Total other comprehensive income (loss)	(1,859)	3,111
Total comprehensive income (loss)	(26,173)	(38,071)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(18)	80
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(26,155)	$(38,151)
Earnings (loss) per share:
Basic	$(0.46)	$(0.80)
Diluted	$(0.46)	$(0.80)
Weighted average common shares outstanding:
Basic	52,491	51,840
Diluted	52,491	51,840

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended March 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Fossil Group, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
Balance, December 30, 2023	52,487	$525	$311,709	$—	$18,403	$(76,405)	$254,232	$(2,494)	$251,738
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	7	—	—	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(3)	—	—	(3)	—	(3)
Retirement of common stock	(2)	—	(3)	3	—	—	—	—	—
Stock-based compensation	—	—	1,011	—	—	—	1,011	—	1,011
Net income (loss)	—	—	—	—	(24,296)	—	(24,296)	(18)	(24,314)
Other comprehensive income (loss)	—	—	—	—	—	(1,859)	(1,859)	—	(1,859)
Balance, March 30, 2024	52,492	$525	$312,717	$—	$(5,893)	$(78,264)	$229,085	$(2,512)	$226,573

For the 13 Weeks Ended April 1, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Fossil Group, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
Balance, December 31, 2022	51,836	$518	$306,241	$—	$175,491	$(76,318)	$405,932	$(2,923)	$403,009
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	7	—	—	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding		—	—	(11)	—	—	(11)	—	(11)
Retirement of common stock	(2)	—	(11)	11	—	—	—	—	—
Stock-based compensation	—	—	1,362	—	—	—	1,362	—	1,362
Net income (loss)	—	—	—	—	(41,262)	—	(41,262)	80	(41,182)
Other comprehensive income (loss)	—	—	—	—	—	3,111	3,111	—	3,111
Balance, April 1, 2023	51,841	$518	$307,592	$—	$134,229	$(73,207)	$369,132	$(2,843)	$366,289

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 13 Weeks Ended March 30, 2024	For the 13 Weeks Ended April 1, 2023
Operating Activities:
Net income (loss)	$(24,314)	$(41,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	4,475	5,068
Non-cash lease expense	16,771	18,619
Stock-based compensation	1,011	1,362
Decrease in allowance for returns and markdowns	(2,957)	(6,320)
Property, plant and equipment and other long-lived asset impairment losses	373	55
Non-cash restructuring charges	101	—
Bad debt expense	2,459	395
Other non-cash items	625	(1,427)
Contingent consideration remeasurement	(154)	(347)
Changes in operating assets and liabilities:
Accounts receivable	49,089	39,644
Inventories	25,015	41,959
Prepaid expenses and other current assets	(14,391)	(10,171)
Accounts payable	(3,270)	(71,548)
Accrued expenses	(25,543)	(29,846)
Income taxes	(8,731)	(9,761)
Operating lease liabilities	(19,937)	(22,362)
Net cash provided by (used in) operating activities	622	(85,862)
Investing Activities:
Additions to property, plant and equipment and other	(1,678)	(2,610)
Decrease (increase) in intangible and other assets	348	(109)
Net cash used in investing activities	(1,330)	(2,719)
Financing Activities:
Acquisition of common stock	(3)	(11)
Debt borrowings	13,815	40,136
Debt payments	(18,093)	(22,003)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	(422)	(1,660)
Net cash (used in) provided by financing activities	(4,703)	16,462
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	691	298
Net decrease in cash, cash equivalents, and restricted cash	(4,720)	(71,821)
Cash, cash equivalents, and restricted cash:
Beginning of period	121,583	204,075
End of period	$116,863	$132,254

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The information presented herein includes the thirteen-week period ended March 30, 2024 (“First Quarter”) as compared to the thirteen-week period ended April 1, 2023 (“Prior Year Quarter”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of March 30, 2024, and the results of operations for the First Quarter and Prior Year Quarter. All adjustments are of a normal, recurring nature.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended December 30, 2023, as amended (the “2023 Form 10-K”). Operating results for the First Quarter are not necessarily indicative of the results to be achieved for the full fiscal year.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. We base our estimates on the information available at the time and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. The Company has not made any changes in its significant accounting policies from those disclosed in the 2023 Form 10-K.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended March 30, 2024	For the 13 Weeks Ended April 1, 2023
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(24,296)	$(41,262)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	52,491	51,840
Basic EPS	$(0.46)	$(0.80)
Diluted EPS computation:
Diluted weighted average common shares outstanding	52,491	51,840
Diluted EPS	$(0.46)	$(0.80)

At the end of the First Quarter, approximately 1.9 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.3 million weighted average performance-based shares at the end of the First Quarter.
At the end of the Prior Year Quarter, approximately 2.0 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.3 million weighted average performance-based shares at the end of the Prior Year Quarter.
Cash, Cash Equivalents and Restricted Cash. Restricted cash included in intangible and other-assets net was comprised primarily of pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of March 30, 2024 and April 1, 2023 that are presented in the condensed consolidated statement of cash flows (in thousands):

	March 30, 2024	April 1, 2023
Cash and cash equivalents	$112,889	$127,111
Restricted cash included in prepaid expenses and other current assets	78	107
Restricted cash included in intangible and other assets-net	3,896	5,036
Cash, cash equivalents and restricted cash	$116,863	$132,254
Recently Issued and Adopted Accounting Standards
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
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). The amendments in ASU 2023-06 modify the disclosure or presentation requirements of a variety of topics in the FASB Accounting Standards Codification (the "Codification"), with the intention of clarifying or improving them and to align the requirements in the Codification with the regulations of the U.S. Securities and Exchange Commission (the "SEC”). The effective date for ASU 2023-06 varies and is determined for each individual disclosure based on the effective date of the SEC's removal of the related disclosure. ASU 2023-06 will not have an impact on the Company's financial position or results of operations.
The Organization for Economic Cooperation and Development ("OECD") and over 140 countries have agreed to enact a two-pillar solution to reform the international tax rules to address the challenges arising from the globalization and digitalization of the economy. "The Pillar Two Global Anti-Base Erosion (GloBE) Rules" provide a coordinated system to ensure that multinational enterprises with revenues above 750 million euro pay a minimum effective tax rate of 15% tax on the income arising in each of the jurisdictions in which they operate. Many aspects of Pillar Two will be effective for tax years beginning in January 2024, with certain remaining impacts to be effective in 2025. Each country must enact its own legislation to apply the Pillar Two rules. The Company does not expect Pillar Two to have a material impact on its financial results, including its annual estimated effective tax rate or liquidity for 2024, but will continue to monitor future developments.
2. REVENUE
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended March 30, 2024
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$78,706	$57,132	$50,723	$—	$186,561
Smartwatches	5,154	1,561	2,162	—	8,877
Total watches	$83,860	$58,693	$52,885	$—	$195,438
Leathers	17,520	4,405	5,659	—	27,584
Jewelry	6,619	13,478	6,166	—	26,263
Other	2,018	2,144	828	609	5,599
Consolidated	$110,017	$78,720	$65,538	$609	$254,884

Timing of revenue recognition
Revenue recognized at a point in time	$109,909	$78,560	$65,425	$609	$254,503
Revenue recognized over time	108	160	113	—	381
Consolidated	$110,017	$78,720	$65,538	$609	$254,884

	For the 13 Weeks Ended April 1, 2023
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$91,357	$71,803	$62,266	$—	$225,426
Smartwatches	12,490	6,622	5,288	—	24,400
Total watches	$103,847	$78,425	$67,554	$—	$249,826
Leathers	27,112	6,773	6,380	—	40,265
Jewelry	5,419	18,501	5,125	—	29,045
Other	1,553	1,974	1,077	1,296	5,900
Consolidated	$137,931	$105,673	$80,136	$1,296	$325,036

Timing of revenue recognition
Revenue recognized at a point in time	$137,467	$105,484	$80,026	$1,021	$323,998
Revenue recognized over time	464	189	110	275	1,038
Consolidated	$137,931	$105,673	$80,136	$1,296	$325,036

Contract Balances. As of March 30, 2024, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $0.3 million as of March 30, 2024 and no contract liabilities as of December 30, 2023 related to remaining performance obligations on licensing income, (ii) $1.5 million and $1.7 million as of March 30, 2024 and December 30, 2023, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $2.5 million and $2.7 million as of March 30, 2024 and December 30, 2023, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	March 30, 2024	December 30, 2023
Components and parts	$15,580	$18,931
Finished goods	208,557	233,903
Inventories	$224,137	$252,834

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 13 Weeks Ended March 30, 2024	For the 13 Weeks Ended April 1, 2023
Beginning balance	$10,122	$13,623
Settlements in cash or kind	(1,389)	(2,282)
Warranties issued and adjustments to preexisting warranties (1)	276	1,528
Ending balance	$9,009	$12,869
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended March 30, 2024	For the 13 Weeks Ended April 1, 2023
Income tax (benefit) expense	$(6,117)	$1,603
Effective tax rate	20.1%	(4.1)%
The effective tax rate in the First Quarter was favorable as compared to the Prior Year Quarter due to the Company recognizing $9.6 million of favorable discrete items, including the release of uncertain tax positions and additional accrued interest income. The overall tax rate is impacted by the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act, which requires the inclusion of certain foreign income in the tax return which absorbs the U.S. net operating loss. Foreign income taxes are also paid on this same foreign income, resulting in double taxation. The effective tax rate can vary from quarter-to-quarter due to changes in the Company's global mix of earnings, the resolution of income tax audits and changes in tax law.
As of March 30, 2024, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $17.3 million, all of which would favorably impact the effective tax rate in future periods, if recognized. The Company filed amended US income tax returns for 2014-2017 under the Coronavirus Aid, Relief and Economic Security Act (the “CARES

Act”) which included a provision for the carryback of U.S. NOLs. The IRS reviewed the Company’s 2019 and 2020 U.S. tax returns and resulting net operating losses, as well as the tax returns for 2014-2017, which were the carryback years. The Company received the income tax refund for the 2019 U.S tax NOL carryback in fiscal year 2021. On March 27, 2024, the Company was informed that its 2019, 2020, and NOL carryback claims were approved by the IRS and Joint Committee on Taxation. In April 2024, the Company received $57.3 million of tax refunds. The Company released corresponding uncertain tax positions of $8.8 million in the First Quarter. The Company reasonably expects that certain remaining uncertain tax positions will be resolved within the next twelve months, which if resolved favorably, would impact the tax rate by a benefit of approximately $14.5 million, including interest.
The Company is also subject to examinations in various state and foreign jurisdictions for its 2013-2022 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of March 30, 2024, the Company has not recorded unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At March 30, 2024, the total amount of accrued income tax-related interest included in the condensed consolidated balance sheets was $2.6 million of which $7.2 million is accrued interest expense and $4.6 million is accrued interest income. There were no accrued tax-related penalties.
6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 52,491,710 and 52,487,020 shares issued and outstanding at March 30, 2024 and December 30, 2023, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at March 30, 2024 or December 30, 2023. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
Common Stock Repurchase Programs. Purchases of the Company’s common stock are made from time to time pursuant to its repurchase programs, subject to market conditions and at prevailing market prices, through the open market. Repurchased shares of common stock are recorded at cost and become authorized but unissued shares which may be issued in the future for general corporate or other purposes. The Company may terminate or limit its stock repurchase program at any time. In the event the repurchased shares are cancelled, the Company accounts for retirements by allocating the repurchase price to common stock, additional paid-in capital and retained (deficit) earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances. The repurchase programs are conducted pursuant to Rule 10b-18 of the Exchange Act.
As of March 30, 2024 and December 30, 2023, all treasury stock had been effectively retired. As of March 30, 2024, the Company had $20.0 million of repurchase authorizations remaining under its repurchase program. The Company did not repurchase any common stock under its authorized stock repurchase plans during the First Quarter or Prior Year Quarter.

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock appreciation rights activity during the First Quarter:

Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at December 30, 2023	39	$47.99	0.2	$—
Forfeited or expired	(39)	47.99
Outstanding at March 30, 2024	0	—	0.0	—
Exercisable at March 30, 2024	0	$—	0.0	$—

Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the First Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at December 30, 2023	1,918	$6.19
Granted	12	0.92
Vested	(7)	10.28
Forfeited	(89)	7.16
Nonvested at March 30, 2024	1,834	$6.09

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

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables disclose changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended March 30, 2024
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(83,906)	$1,688	$5,813	$(76,405)
Other comprehensive income (loss) before reclassifications	(2,486)	674	(19)	(1,831)
Tax (expense) benefit	—	76	—	76
Amounts reclassed from accumulated other comprehensive income (loss)	—	30	—	30
Tax (expense) benefit	—	74	—	74
Total other comprehensive income (loss)	(2,486)	646	(19)	(1,859)
Ending balance	$(86,392)	$2,334	$5,794	$(78,264)

	For the 13 Weeks Ended April 1, 2023
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(90,681)	$2,397	$11,966	$(76,318)
Other comprehensive income (loss) before reclassifications	5,897	(3,126)	—	2,771
Tax (expense) benefit	—	444	—	444
Amounts reclassed from accumulated other comprehensive income (loss)	—	(175)	—	(175)
Tax (expense) benefit	—	279	—	279
Total other comprehensive income (loss)	5,897	(2,786)	—	3,111
Ending balance	$(84,784)	$(389)	$11,966	$(73,207)

See “Note 10—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.

9. SEGMENT INFORMATION
The Company reports segment information based on the “management approach.” The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.
The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of (i) Americas, (ii) Europe and (iii) Asia. Each reportable operating segment includes sales to wholesale and distributor customers, and sales through Company-owned retail stores and e-commerce activities based on the location of the selling entity. The Americas segment primarily includes sales to customers based in Canada, Latin America and the United States. The Europe segment primarily includes sales to customers based in European countries, the Middle East and Africa. The Asia segment primarily includes sales to customers based in Australia, greater China (including mainland China, Hong Kong, Macau and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Each reportable operating segment provides similar products and services.
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
Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended March 30, 2024		For the 13 Weeks Ended April 1, 2023
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$110,017	$8,755	$137,931	$12,555
Europe	78,720	7,393	105,673	6,969
Asia	65,538	5,802	80,136	7,200
Corporate	609	(51,156)	1,296	(64,032)
Consolidated	$254,884	$(29,206)	$325,036	$(37,308)

The following table reflects net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended March 30, 2024		For the 13 Weeks Ended April 1, 2023
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$186,561	73.2%	$225,426	69.4%
Smartwatches	8,877	3.5	24,400	7.5
Total watches	$195,438	76.7%	$249,826	76.9%
Leathers	27,584	10.8	40,265	12.4
Jewelry	26,263	10.3	29,045	8.9
Other	5,599	2.2	5,900	1.8
Total	$254,884	100.0%	$325,036	100.0%

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

As of March 30, 2024, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	29.8	U.S. dollar	33.3
Canadian dollar	15.7	U.S. dollar	11.8
British pound	2.6	U.S. dollar	3.3
Mexican peso	39.6	U.S. dollar	2.2
Japanese yen	236.1	U.S. dollar	1.8
Australian dollar	1.8	U.S. dollar	1.2
U.S. dollar	2.2	Japanese yen	300.0
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of March 30, 2024, the Company did not have any non-designated forward contracts outstanding. As of December 30, 2023, the Company had non-designated forward contracts of $1.5 million on 27.1 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes are set forth below (in thousands):

	For the 13 Weeks Ended March 30, 2024	For the 13 Weeks Ended April 1, 2023
Cash flow hedges:
Forward contracts	$750	$(2,682)
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$750	$(2,682)
The following tables disclose the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended March 30, 2024	For the 13 Weeks Ended April 1, 2023
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(71)	$432
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$175	$(328)
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$5	$25

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	March 30, 2024		December 30, 2023		March 30, 2024		December 30, 2023
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$1,286	Prepaid expenses and other current assets	$339	Accrued expenses-other	$394	Accrued expenses-other	$1,044
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Accrued expenses-other	—	Accrued expenses-other	7
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	—	Intangible and other assets-net	20	Other long-term liabilities	—	Other long-term liabilities	28
Total		$1,286		$359		$394		$1,079

The following tables summarize the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended March 30, 2024		For the 13 Weeks Ended April 1, 2023
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$121,392	$3,887	$164,319	$2,733
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$(71)	$175	$432	$(328)
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$5	$—	$25
At the end of the First Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through March 2025. As of March 30, 2024, an estimated net gain of $1.0 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 30, 2024 (in thousands):

	Fair Value at March 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$1,286	$—	$1,286
Total	$—	$1,286	$—	$1,286
Liabilities:
Forward contracts	—	394	—	394
Total	$—	$394	$—	$394
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
As of March 30, 2024, the Company's Notes (as defined in Note 15— Debt Activity), excluding unamortized debt issuance costs, were recorded at cost and had a carrying value of $150.0 million and a fair value of approximately $67.5 million. The fair value of the Company's Notes was based on Level 1 inputs. The Company's Revolving Facility (as defined in Note 15—Debt Activity) was recorded at cost and had a carrying value of $57.5 million and a fair value of approximately $44.6 million. The fair value of the Company's Revolving Facility was based on Level 2 inputs.
During the First Quarter, operating lease right-of-use ("ROU") assets with a carrying amount of $1.8 million and property, plant and equipment-net with a carrying value of $0.2 million were written down to a fair value of $1.5 million and $0.1 million, respectively, resulting in impairment charges of $0.4 million. During the Prior Year Quarter, $0.1 million of impairment charges were recorded for ROU assets with a carrying amount of $0.1 million.
The fair values of operating lease ROU assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $0.4 million impairment expense in the First Quarter, $0.2 million was recorded in other long-lived asset impairments in the Asia segment and $0.2 million was recorded in other long-lived asset impairments in the Europe segment. The $0.1 million impairment expense in the Prior Year Quarter, was recorded in other long-lived asset impairments in the Europe segment.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		March 30, 2024		December 30, 2023
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,978	$3,281	$3,978	$3,256
Patents	3 - 20 yrs.	850	552	850	546
Trade name	6 yrs.	4,502	3,376	4,502	3,189
Other	7 - 20 yrs.	341	246	341	236
Total intangibles-subject to amortization		9,671	7,455	9,671	7,227
Intangibles-not subject to amortization:
Trade names		8,886		8,919
Other assets:
Deposits		15,383		16,168
Deferred tax asset-net		20,984		21,426
Restricted cash		3,896		4,309
Debt issuance costs		2,331		2,490
Other		3,286		3,340
Total other assets		45,880		47,733
Total intangible and other assets		$64,437	$7,455	$66,323	$7,227
Total intangible and other assets-net			$56,982		$59,096

Amortization expense for intangible assets was approximately $0.2 million and $0.2 million for the First Quarter and the Prior Year Quarter, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2024 (remaining)	$729
2025	$720
2026	$136
2027	$116
2028	$107
Thereafter	$409

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
The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended March 30, 2024	For the 13 Weeks Ended April 1, 2023
Operating lease cost(1)	SG&A	$16,309	$17,877
Short-term lease cost	SG&A	$286	$215
Variable lease cost	SG&A	$5,353	$6,120
_______________________________________________
(1) Includes sublease income, which was immaterial.

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	March 30, 2024	December 30, 2023
Assets
Operating	Operating lease ROU assets	$142,292	$151,000
Liabilities
Current:
Operating	Current operating lease liabilities	$40,257	$43,565
Noncurrent:
Operating	Long-term operating lease liabilities	$129,131	$137,644

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	March 30, 2024	December 30, 2023
Weighted-average remaining lease term:
Operating leases	6.4 years	6.4 years
Weighted-average discount rate:
Operating leases	15.0%	14.9%

Future minimum lease payments by year as of March 30, 2024 were as follows (in thousands):

Fiscal Year	Operating Leases
2024 (remaining)	$51,361
2025	51,302
2026	39,159
2027	27,804
2028	17,709
Thereafter	85,617
Total lease payments	$272,952
Less: Interest	103,564
Total lease obligations	$169,388

Supplemental cash flow information related to leases was as follows (in thousands):

	For the 13 Weeks Ended March 30, 2024	For the 13 Weeks Ended April 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,937	$22,362
Leased assets obtained in exchange for new operating lease liabilities	4,288	6,263

As of March 30, 2024, the Company did not have any material operating or finance leases that have been signed but not commenced.

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
As of March 30, 2024, the Company had $150.0 million and $57.5 million outstanding under the Notes and Revolving Facility, respectively. The Company had net payments of $4.6 million under the Revolving Facility during the First Quarter. Amounts available under the Revolving Facility were reduced by any amounts outstanding under standby Letters of Credit. As of March 30, 2024, the Company had available borrowing capacity of $9.9 million under the Revolving Facility. As of March 30, 2024, the Company had unamortized debt issuance costs of $4.6 million recorded in long-term debt and $2.3 million recorded in intangible and other assets-net on the Company's consolidated balance sheets. The Company incurred approximately $2.6 million and $1.0 million of interest expense related to the Notes and Revolving Facility, respectively, during the First Quarter. The Company incurred approximately $0.6 million of interest expense related to the amortization of debt issuance costs during the First Quarter. At March 30, 2024, the Company was in compliance with all debt covenants related to its credit facilities.
16. RESTRUCTURING
In fiscal year 2023, the Company announced its Transform and Grow strategy ("TAG") designed to reduce operating costs, improve operating margins, and advance the Company’s commitment to profitable growth. The Company expanded the scope and duration of TAG to focus on a more comprehensive review of its global business operations. The expansion of TAG will put greater emphasis on initiatives to exit or minimize certain product offerings, brands and distribution, and to strengthen gross margin and increase the level of operating expense efficiencies. TAG is estimated to generate approximately $300 million of annualized operating benefits by the end of 2025. The Company estimates approximately $100 million to $120 million in total charges over the duration of TAG and estimates approximately $25 million in remaining charges associated with the TAG Plan to be incurred during fiscal year 2024. Aided by these measures, the Company's long-term goal is to achieve adjusted gross margins in the low to mid 50% range and adjusted operating margins of approximately 10%.
The following table shows a summary of TAG plan charges (in thousands):

	For the 13 Weeks Ended March 30, 2024	For the 13 Weeks Ended April 1, 2023
Cost of sales	$(241)	$5,264
Selling, general and administrative expenses	10,053	7,097
Total	$9,812	$12,361
The following table shows a rollforward of the accrued liability related to the Company’s TAG plan (in thousands):

	For the 13 Weeks Ended March 30, 2024
	Liabilities				Liabilities
	December 30, 2023	Charges	Cash Payments	Non-cash Items	March 30, 2024
Store closures	$—	$108	$6	$101	$1
Professional services	117	2,484	2,390	—	211
Severance and employee-related benefits	8,117	7,461	7,099	—	8,479
Charges related to exits of certain product offerings	3,821	(241)	2,830	—	750
Total	$12,055	$9,812	$12,325	$101	$9,441

	For the 13 Weeks Ended April 1, 2023
	Liabilities				Liabilities
	December 31, 2022	Charges	Cash Payments	Non-cash Items	April 1, 2023
Professional services	—	36	16	—	20
Severance and employee-related benefits	—	7,061	2,561	—	4,500
Charges related to exits of certain product offerings	—	5,264	—	—	5,264
Total	$—	$12,361	$2,577	$—	$9,784
TAG plan restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended March 30, 2024	For the 13 Weeks Ended April 1, 2023
Americas	$261	$2,959
Europe	3,483	3,955
Asia	1,140	4,268
Corporate	4,928	1,179
Consolidated	$9,812	$12,361
In fiscal year 2022, the Company completed its New World Fossil 2.0 (“NWF 2.0”) restructuring program it launched in 2019. The following table shows a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	For the 13 Weeks Ended April 1, 2023
	Liabilities		Liabilities
	December 31, 2022	Cash Payments	April 1, 2023
Professional services	74	14	60
Severance and employee-related benefits	2,821	2,234	587
Total	$2,895	$2,248	$647

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen week period ended March 30, 2024 (the “First Quarter”) as compared to the thirteen week period ended April 1, 2023 (the “Prior Year Quarter”). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
Known or Anticipated Trends
Based on our recent operating results and current perspectives on our operating environment, we anticipate the following trends will continue to impact our operating results:
Economic Environment Impacting Consumer Spending Ability and Preferences: Macroeconomic factors, including inflation and increased interest rates, impacted customer behavior in fiscal year 2023. In 2024, macroeconomic headwinds are expected to continue. This includes persistent inflation and elevated short term interest rates in addition to slowing economic conditions in many of our major markets. While the impact of these macroeconomic factors are difficult to quantify, we expect these conditions to have a negative impact on consumer confidence and consumer demand for discretionary goods in many of our major markets.
Inventory Levels: Throughout 2023 and into 2024, slower consumer demand across a wide array of discretionary goods has translated in some cases to excess inventory levels in key accounts and overall cautious buying patterns across our wholesale customers. With the challenging global macro environment, we expect many customers to continue to manage to leaner inventory levels than the prior year across our key categories to reduce inventory carrying risk. We will also continue to proactively manage our inventory purchases to mitigate our cash flow and inventory risks.

World Conflicts: We continuously monitor the direct and indirect impacts from the military conflicts between Russia and Ukraine and in the Middle East. Our operations in Russia and Israel consist of sales through third-party distributors, and sales to these distributors are currently on hold. Our sales in Russia and Israel are not material to our financial results. We have no other operations, including supply chain, in Israel, Palestine, Russia or Ukraine. However, the continuation of the current military conflicts or an escalation of the conflicts beyond their current scope may continue to weaken the global economy, negatively impact consumer confidence, and could result in additional inflationary pressures and supply chain constraints.

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

Business Strategies and Outlook: Our goal is to drive shareholder value and make a positive impact on our people, planet and communities. We continue to operate in a very challenging business environment for our product offerings. In early 2023, we initiated our Transform and Grow plan (“TAG”), which was designed primarily to reduce operating expenses in order to improve operating margins and advance our path to profitable growth. This initial phase of TAG was designed to deliver $100 million in annualized cost savings by the end of fiscal year 2024.

In August 2023, as a result of a more comprehensive review of our business operations, we expanded the scope of TAG to include seven key workstreams. Our goal in expanding TAG was to put additional emphasis on initiatives aimed at restructuring or optimizing our operations, exit or minimize certain product offerings, brands and distribution channels, strengthen gross margins through improvements in our sourcing and improve our working capital efficiency. Additionally, the board of directors has established a Special Board Committee to provide primary board oversight of our Transformation Office and drive accountability, timeliness and results in TAG. Approximately half of the TAG workstreams are designed to structurally improve our gross margins. Our 300 basis point gross margin rate improvement in the First Quarter versus the Prior Year Quarter reflects our exit of the smartwatch category, lower freight costs and improved product margins in our core categories. Our TAG workstreams on product sourcing and supply chain are expected to generate incremental year-over-year gross margin improvement in the latter part of fiscal 2024. The remaining TAG workstreams are focused on removing costs from our expense structure with the goal of (i) re-calibrating our operating model for greater efficiency and lower fixed costs, (ii) driving savings in our procurement practices, and (iii) optimizing our direct channel operating costs. In the First Quarter, operating expenses declined 20% as compared to the Prior Year Quarter, reflecting savings across headcount, labor and services, which were initiated in fiscal 2023. We anticipate that our initiatives will continue to generate year-over-year operating expense savings in the remaining quarters of fiscal 2024.

Under the expanded plan, the Company increased the estimated economic benefits from the original $100 million in annualized cost savings target to be achieved by the end of fiscal 2024 to $300 million in annualized operating income benefits to be achieved by the end of fiscal 2025. Under the expanded program, we accelerated organizational restructuring, exited the smartwatch category, closed 45 underperforming stores in 2023 and expect to close approximately 50 underperforming stores in fiscal 2024. We have also reduced sku complexity across all categories in our assortment. Additionally, in 2024, we have begun to implement key elements from our sourcing initiatives under TAG and expect to realize benefits in the second half of the year.

In connection with TAG, the Company expects to incur charges of approximately $100 million to $120 million over the duration of TAG and estimates approximately $25 million of charges for the remainder of fiscal year 2024.

In March 2024, the Company announced it would undertake a strategic review of its current business model and capital structure. This includes a broader set of efforts to optimize its business model and further reduce structural costs, monetize various assets, and could include additional debt and equity financing options.
As we execute against the entire scope of TAG, we have an opportunity to improve our operating fundamentals, right size our cost structure, and return to sales growth. Aided by these measures, our long-term goal is to achieve adjusted gross margins above 50% and adjusted operating margins of approximately 10%.

For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
Operating Segments
We operate our business in three segments which are divided into geographies. Net sales for each geographic segment are based on the location of the selling entity, and each reportable segment provides similar products and services.
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 135 Company-owned stores as of the end of the First Quarter and an extensive collection of products available through our owned websites.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 73 Company-owned stores as of the end of the First Quarter and an extensive collection of products available through our owned websites.
Asia: The Asia segment is comprised of sales to customers based in Australia, greater China (including mainland China, Hong Kong, Macau and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 69 Company-owned stores as of the end of the First Quarter and an extensive collection of products available through our owned websites.
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
Store Counts: While macroeconomic factors have shifted sales away from traditional brick and mortar stores towards digital channels, store counts continue to provide a key metric for management. Over time, we have made progress right-sizing our fleet of stores, focusing on closing our least profitable stores, and the size and quality of our store fleet have a direct impact on our sales and profitability.
Total Liquidity: We define total liquidity as cash and cash equivalents plus available borrowings on our revolving credit facility. We monitor and forecast total liquidity to ensure we can meet our financial obligations.
Components of Results of Operations
Revenues from sales of our products, including those that are subject to inventory consignment agreements, are recognized when control of the product is transferred to the customer and in an amount that reflects the consideration we expect to be entitled in exchange for the product. We accept limited returns from customers. We continually monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. Our product returns are accounted for as reductions to revenue and cost of sales and an increase to customer liabilities and other current assets to the extent the returned product is resalable.
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
Operating Expenses include selling, general and administrative ("SG&A"), other long-lived asset impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of our retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize our Company’s infrastructure and store closures under our TAG initiative.

Results of Operations
Quarterly Periods Ended March 30, 2024 and April 1, 2023
Consolidated Net Sales. Net sales decreased $70.1 million, or 21.6% (21.5% in constant currency), for the First Quarter as compared to the Prior Year Quarter, with sales decreases in all three regions. The sales decrease was largely driven by overall category, consumer and channel softness. Our exit of smartwatches and store closures as part of our TAG initiatives negatively impacted sales in the First Quarter by $20.7 million as compared to the Prior Year Quarter. Wholesale sales declined 21.3% (same in constant currency), reflecting lower purchases by wholesale accounts due to tighter management of inventories and lower end-consumer demand. Direct to consumer sales declined by 22.0% (21.7% in constant currency), due to a smaller store base and declines in our comparable retail sales. We have reduced our store footprint by 50 stores (15%), since the end of the Prior Year Quarter. Global comparable retail sales decreased 14% due to decreases in both stores and our owned e-commerce websites. From a category perspective, traditional watch sales decreased 17.3% (same in constant currency). Net sales in smartwatches decreased 63.5% (63.6% in constant currency), as we exited the category. The leathers category decreased 31.5% (31.3% in constant currency) as we were less promotional in the First Quarter compared to the Prior Year Quarter, and jewelry sales decreased 9.3% (9.0% in constant currency). From a brand perspective, sales decreased throughout most of our brand portfolio, with the most predominant declines in FOSSIL, EMPORIO ARMANI and MICHAEL KORS brands.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended March 30, 2024		For the 13 Weeks Ended April 1, 2023		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$110.0	43.2%	$137.9	42.4%	$(27.9)	(20.2)%	(20.8)%
Europe	78.7	30.9	105.7	32.5	(27.0)	(25.5)	(26.5)
Asia	65.6	25.7	80.1	24.6	(14.5)	(18.1)	(15.5)
Corporate	0.6	0.2	1.3	0.5	(0.7)	(53.8)	(53.8)
Total	$254.9	100.0%	$325.0	100.0%	$(70.1)	(21.6)%	(21.5)%
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended March 30, 2024		For the 13 Weeks Ended April 1, 2023
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$186.5	73.2%	$225.4	69.4%	$(38.9)	(17.3)%	(17.3)%
Smartwatches	8.9	3.5	24.4	7.5	(15.5)	(63.5)	(63.6)
Total watches	$195.4	76.7%	$249.8	76.9%	$(54.4)	(21.8)	(21.8)
Leathers	27.6	10.8	40.3	12.4	(12.7)	(31.5)	(31.3)
Jewelry	26.3	10.3	29.0	8.9	(2.7)	(9.3)	(9.0)
Other	5.6	2.2	5.9	1.8	(0.3)	(5.1)	(3.4)
Total	$254.9	100.0%	$325.0	100.0%	$(70.1)	(21.6)%	(21.5)%
In the First Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by $0.3 million (0.1%) as compared to the Prior Year Quarter, including unfavorable impacts of $2.2 million in Asia partially offset by favorable impacts of $1.0 million and $0.9 million in our Europe and Americas segments, respectively.
Stores. The following table sets forth the number of stores on the dates indicated below:

	April 1, 2023	Opened	Closed	March 30, 2024
Americas	149	2	16	135
Europe	99	2	28	73
Asia	79	0	10	69
Total stores	327	4	54	277

Americas Net Sales. Americas net sales decreased $27.9 million, or 20.2% (20.8% in constant currency), during the First Quarter in comparison to the Prior Year Quarter. Sales decreases were largely in the FOSSIL brand. Sales declined in all major channels. Comparable retail sales decreased sharply during the First Quarter, with sales declines in our stores and owned e-commerce.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Americas segment (dollars in millions):

	For the 13 Weeks Ended March 30, 2024		For the 13 Weeks Ended April 1, 2023
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$78.7	71.5%	$91.4	66.3%	$(12.7)	(13.9)%	(14.8)%
Smartwatches	5.2	4.7	12.5	9.1	(7.3)	(58.4)	(59.2)
Total watches	$83.9	76.2%	$103.9	75.4%	$(20.0)	(19.2)	(20.0)
Leathers	17.5	15.9	27.1	19.7	(9.6)	(35.4)	(35.4)
Jewelry	6.6	6.0	5.4	3.9	1.2	22.2	22.2
Other	2.0	1.9	1.5	1.0	0.5	33.3	31.3
Total	$110.0	100.0%	$137.9	100.0%	$(27.9)	(20.2)%	(20.8)%

Europe Net Sales. Europe net sales decreased $27.0 million, or 25.5% (26.5% in constant currency), during the First Quarter in comparison to the Prior Year Quarter. Our sales decreased across much of the Eurozone and in all major channels. Comparable retail sales decreased moderately during the First Quarter, with sales declines in our stores and owned e-commerce.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Europe segment (dollars in millions):

	For the 13 Weeks Ended March 30, 2024		For the 13 Weeks Ended April 1, 2023
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$57.1	72.6%	$71.8	67.9%	$(14.7)	(20.5)%	(21.3)%
Smartwatches	1.6	2.0	6.6	6.2	(5.0)	(75.8)	(77.3)
Total watches	$58.7	74.6%	$78.4	74.1%	$(19.7)	(25.1)	(26.0)
Leathers	4.4	5.6	6.8	6.4	(2.4)	(35.3)	(36.8)
Jewelry	13.5	17.2	18.5	17.5	(5.0)	(27.0)	(28.1)
Other	2.1	2.6	2.0	2.0	0.1	5.0	(5.0)
Total	$78.7	100.0%	$105.7	100.0%	$(27.0)	(25.5)%	(26.5)%

Asia Net Sales. Net sales in Asia decreased $14.5 million, or 18.1% (15.5% in constant currency), during the First Quarter in comparison to the Prior Year Quarter. The sales decreases were largely driven by mainland China and partially offset by sales increases in India. The largest sales decreases were in the EMPORIO ARMANI brand. Comparable retail sales decreased moderately during the First Quarter, driven by our retail stores and partially offset by our owned e-commerce sales increases.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Asia segment (dollars in millions):

	For the 13 Weeks Ended March 30, 2024		For the 13 Weeks Ended April 1, 2023
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$50.7	77.3%	$62.3	77.8%	$(11.6)	(18.6)%	(16.4)%
Smartwatches	2.2	3.4	5.3	6.6	(3.1)	(58.5)	(58.5)
Total watches	$52.9	80.7%	$67.6	84.4%	$(14.7)	(21.7)	(19.7)
Leathers	5.7	8.7	6.4	8.0	(0.7)	(10.9)	(7.8)
Jewelry	6.2	9.5	5.1	6.4	1.1	21.6	27.5
Other	0.8	1.1	1.0	1.2	(0.2)	(20.0)	(10.0)
Total	$65.6	100.0%	$80.1	100.0%	$(14.5)	(18.1)%	(15.5)%

Gross Profit. Gross profit of $133.5 million in the First Quarter decreased 16.9% in comparison to $160.7 million in the Prior Year Quarter. Our gross profit margin rate increased to 52.4% in the First Quarter compared to 49.4% in the Prior Year Quarter. The year-over-year increase primarily reflects exiting the smartwatch category as part of our TAG plan, decreased freight costs, improved product margins in our core categories and favorable currency impacts.
Operating Expenses. Total operating expenses in the First Quarter decreased to $162.7 million or 63.8% of net sales, in comparison to $198.0 million or 60.9% of net sales in the Prior Year Quarter. SG&A expenses were $152.3 million in the First Quarter compared to $190.9 million in the Prior Year Quarter. As a percentage of net sales, SG&A expenses increased to 59.7% in the First Quarter as compared to 58.7% in Prior Year Quarter, driven by lower sales. Operating expenses in the First Quarter included $10.1 million of restructuring costs, primarily related to employee costs, while the Prior Year Quarter included $7.1 million in restructuring costs.
Operating Income (Loss). Operating loss in the First Quarter was $29.2 million as compared to an operating loss of $37.3 million in the Prior Year Quarter. The decreased operating loss was primarily driven by a higher gross profit margin rate and lower SG&A expenses, partially offset by decreased sales. As a percentage of net sales, operating margin was (11.5)% in the both the First Quarter and the Prior Year Quarter. Operating margin rate in the First Quarter included an favorable impact of 50 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended March 30, 2024	For the 13 Weeks Ended April 1, 2023	Change		Operating Margin %
			Dollars	Percentage	2024	2023
Americas	$8.8	$12.6	$(3.8)	(30.2)%	8.0%	9.1%
Europe	7.4	7.0	0.4	5.7	9.4	6.6
Asia	5.8	7.2	(1.4)	(19.4)	8.9	9.0
Corporate	(51.2)	(64.1)	12.9	20.1
Total operating income (loss)	$(29.2)	$(37.3)	$8.1	21.7%	(11.5)%	(11.5)%
Interest Expense. Interest expense increased by $0.1 million during the First Quarter compared to the Prior Year Quarter.
Other Income (Expense)-Net. During the First Quarter, other income (expense)-net was income of $3.9 million in comparison to income of $2.7 million in the Prior Year Quarter. This change was primarily driven by increased interest income and increased net foreign currency gains in the First Quarter as compared to the Prior Year Quarter.
    Provision for Income Taxes. Income tax benefit for the First Quarter was $6.1 million, resulting in an effective income tax rate of 20.1%. For the Prior Year Quarter, income tax expense was $1.6 million, resulting in an effective income tax rate of (4.1)%. The effective tax rate in the First Quarter was favorable as compared to the Prior Year Quarter due to the Company recognizing $9.6 million of favorable discrete items. No tax benefit has been accrued on the First Quarter U.S. tax losses and certain foreign tax losses due to the uncertainty of whether they can be used in the future.

Net Income (Loss) Attributable to Fossil Group, Inc. First Quarter net income (loss) attributable to Fossil Group, Inc. was a net loss of $24.3 million, or $0.46 per diluted share, in comparison to a net loss of $41.3 million, or $0.80 per diluted share, in the Prior Year Quarter. During the First Quarter, currencies favorably affected diluted earnings (loss) by approximately $0.03, when compared to the Prior Year Quarter.
Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 13 Weeks Ended
	March 30, 2024		April 1, 2023
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(30.4)	(11.9)%	$(39.6)	(12.2)%
Plus:
Interest expense	5.1		5.0
Amortization and depreciation	4.5		5.1
Impairment expense	0.4		0.1
Other non-cash charges	(0.1)		(0.2)
Stock-based compensation	1.0		1.4
Restructuring expenses	10.1		7.1
Restructuring cost of sales	(0.2)		5.3
Less:
Interest income	1.1		0.6
Adjusted EBITDA	$(10.7)	(4.2)%	$(16.4)	(5.0)%

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

	For the 13 Weeks Ended March 30, 2024
($ in millions, except per share data):	As Reported	Restructuring Cost of Sales	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(29.2)	$(0.2)	$0.4	$10.1	$(18.9)
Operating margin (% of net sales)	(11.5)%				(7.5)%
Interest expense	5.1	—	—	—	5.1
Other income (expense) - net	3.9	—	—	—	3.9
Income (loss) before income taxes	(30.4)	(0.2)	0.4	10.1	(20.1)
Provision (benefit) for income taxes	(6.1)	—	0.1	2.1	(3.9)
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Fossil Group, Inc.	$(24.3)	$(0.2)	$0.3	$8.0	$(16.2)
Diluted earnings (loss) per share	$(0.46)	$—	$0.01	$0.15	$(0.30)

	For the 13 Weeks Ended April 1, 2023
($ in millions, except per share data):	As Reported	Restructuring Cost of Sales	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(37.3)	$5.3	$0.1	$7.1	$(24.8)
Operating margin (% of net sales)	(11.5)%				(7.7)%
Interest expense	5.0	—	—	—	5.0
Other income (expense) - net	2.7	—	—	—	2.7
Income (loss) before income taxes	(39.6)	5.3	0.1	7.1	(27.1)
Provision for income taxes	1.6	1.1	—	1.5	4.2
Less: Net income attributable to noncontrolling interest	0.1	—	—	—	0.1
Net income (loss) attributable to Fossil Group, Inc.	$(41.3)	$4.2	$—	$5.6	$(31.5)
Diluted earnings (loss) per share	$(0.80)	$0.08	$—	$0.11	$(0.61)

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the First Quarter was $112.9 million, including $93.2 million held by foreign subsidiaries, in comparison to cash and cash equivalents of $127.1 million at the end of the Prior Year Quarter and $117.2 million at the end of fiscal year 2023. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges and capital expenditures.
At the end of the First Quarter, we had net working capital of $341.8 million compared to net working capital of $499.3 million at the end of the Prior Year Quarter. At the end of the First Quarter, we had $0.5 million of short-term borrowings and $202.9 million in long-term debt including unamortized issuance costs compared to $0.5 million of short-term borrowings and $234.6 million in long-term debt including unamortized issuance costs at the end of the Prior Year Quarter.
Operating Activities. Cash provided by (used in) operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Operating cash flows improved by $86.5 million in the First Quarter as compared to the Prior Year Quarter primarily due to cash of $2.2 million provided by working capital items in the First Quarter as compared to cash used of $62.1 million in the Prior Year Quarter.

Investing Activities. Investing cash flows primarily consist of capital expenditures and are offset by proceeds from the sale of property, plant and equipment.
Financing Activities. Financing cash flows primarily consist of borrowings and repayments of debt. Financing cash flows decreased in the First Quarter primarily due to $4.3 million of net debt payments during the First Quarter as compared to $18.1 million of net borrowings in the Prior Year Quarter under the Revolving Facility.
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
For fiscal year 2024, we expect total capital expenditures to be approximately $10 million to $15 million. Our capital expenditure budget is an estimate and is subject to change.
Sources of Liquidity. We believe cash flows from operations, combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for at least the next twelve months. Although we believe we have adequate sources of liquidity, we are assessing our liquidity position and potential sources of supplemental liquidity in light of our operating performance, the timing of the expected benefits of our TAG plan and other relevant considerations. In the event our liquidity is insufficient, we may be required to limit our spending or sell assets. In addition, we may seek additional deleveraging or refinancing transactions, including entering into transactions to exchange debt for other debt securities (including additional secured debt), issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, or may otherwise seek transactions to reduce interest expense, extend debt maturities and improve our capital structure. Any of these transactions could impact our financial results, including additional expenses, charges and cancellation of indebtedness income. We cannot assure you whether any of such transactions will be consummated, whether we will achieve the benefits of any such transaction, or whether our cost of capital will increase, any of which could have an impact on our future liquidity.
The following table shows our sources of liquidity (in millions):

	March 30, 2024	April 1, 2023
Cash and cash equivalents	$112.9	$127.1
Revolver availability	9.9	$90.1
Total liquidity	$122.8	$217.2

Subsequent to the balance sheet date, we received U.S. tax refunds of $57.3 million in April 2024.
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
First Quarter Activity: We had net payments of $4.6 million under the Revolving Facility during the First Quarter at an average interest rate of 6.1%. As of March 30, 2024, we had $150.0 million outstanding under the Notes and $57.5 million outstanding under the Revolving Facility. We also had unamortized debt issuance costs of $4.6 million recorded in long-term debt and $2.3 million recorded in intangible and other assets-net on the condensed consolidated balance sheets. In addition, we had $5.4 million of outstanding standby letters of credit at March 30, 2024. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby letters of credit. As of March 30, 2024, we had available borrowing capacity of $9.9 million under the Revolving Facility. At March 30, 2024, we were in compliance with all debt covenants related to our credit facilities.
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
There have been no changes to the critical accounting policies and estimates disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Forward-Looking Statements
The statements contained in this Quarterly Report on Form10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, liquidity, business, TAG plan, strategic review and financing plans found in this "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words "may," "believes," "will," "should," "seek," "forecast," "outlook," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "predict," "potential," "plan," "expect" or the negative or plural of these words or similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: increased political uncertainty, the effect of worldwide economic conditions; the effect of pandemic; risks related to the success of our restructuring program; the impact of any activist shareholders; the failure to meet the continued listing requirements of Nasdaq; significant changes in consumer spending patterns or preferences; interruptions or delays in the supply of key components or products; acts of war or acts of terrorism; loss of key facilities; a data security or privacy breach or information systems disruptions; changes in foreign currency valuations in relation to the U.S. dollar; lower levels of consumer spending resulting from inflation, a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines; changes in the mix of product sales; the effects of vigorous competition in the markets in which we operate; compliance with debt covenants and other contractual provisions and meeting debt service obligations; risks related to the success of our business strategy; the termination or non-renewal of material licenses; risks related to foreign operations and manufacturing; changes in the costs of materials and labor; government regulation and tariffs; our ability to secure and protect trademarks and other intellectual property rights; levels of traffic to and management of our retail stores; loss of key personnel or failure to attract and retain key employees and the outcome of current and possible future litigation.
In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in our Quarterly Reports on Form 10-Q and the risks and uncertainties set forth in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023. Accordingly, readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of March 30, 2024.
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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 and in other documents we file with the Securities and Exchange Commission, in evaluating the Company and its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares of common stock repurchased under our repurchase program during the First Quarter.

Item 5. Other Information
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended March 30, 2024.

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

3.3	Fifth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 3, 2017).

10.1	Consulting Agreement, dated March 13, 2024, by and between Fossil Group, Inc. and Kosta N. Kartsotis.

10.2	Cooperation Agreement, dated as of March 24, 2024, by and among the Company, Buxton Helmsley Active Value Fund, L.P. and Buxton Helmsley Capital Partners LLC.

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

FOSSIL GROUP, INC.

May 9, 2024	/S/ SUNIL M. DOSHI
Sunil M. Doshi
Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)