Form 10-Q
period 2024-06-29
Fossil Group, Inc.
filed 2024-08-08
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 29, 2024

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

The number of shares of the registrant’s common stock outstanding as of July 30, 2024: 53,134,303

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 29, 2024

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	June 29, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$104,906	$117,197
Accounts receivable - net of allowances for doubtful accounts of $15,241 and $12,616, respectively	133,076	187,942
Inventories	202,128	252,834
Prepaid expenses and other current assets	102,299	152,717
Total current assets	542,409	710,690
Property, plant and equipment - net of accumulated depreciation of $368,016 and $384,688, respectively	47,216	57,244
Operating lease right-of-use assets	140,168	151,000
Intangible and other assets-net	55,889	59,096
Total long-term assets	243,273	267,340
Total assets	$785,682	$978,030
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$132,535	$147,161
Short-term debt	2,556	480
Accrued expenses:
Current operating lease liabilities	39,689	43,565
Compensation	37,573	44,789
Royalties	7,572	15,880
Customer liabilities	24,782	37,584
Transaction taxes	6,673	10,412
Other	20,630	27,811
Income taxes payable	7,660	14,795
Total current liabilities	279,670	342,477
Long-term income taxes payable	19,491	20,409
Deferred income tax liabilities	686	698
Long-term debt	156,535	206,983
Long-term operating lease liabilities	125,360	137,644
Other long-term liabilities	16,864	18,081
Total long-term liabilities	318,936	383,815
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 53,099 and 52,487 shares issued and outstanding at June 29, 2024 and December 30, 2023, respectively	531	525
Additional paid-in capital	313,581	311,709
Retained (deficit) earnings	(44,678)	18,403
Accumulated other comprehensive income (loss)	(79,788)	(76,405)
Total Fossil Group, Inc. stockholders’ equity	189,646	254,232
Noncontrolling interests	(2,570)	(2,494)
Total stockholders’ equity	187,076	251,738
Total liabilities and stockholders’ equity	$785,682	$978,030

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended June 29, 2024	For the 13 Weeks Ended July 1, 2023	For the 26 Weeks Ended June 29, 2024	For the 26 Weeks Ended July 1, 2023
Net sales	$259,991	$321,966	$514,874	$647,002
Cost of sales	123,140	165,299	244,531	329,618
Gross profit	136,851	156,667	270,343	317,384
Operating expenses:
Selling, general and administrative expenses	153,604	187,187	305,876	378,060
Other long-lived asset impairments	577	161	950	216
Restructuring expenses	16,673	4,632	26,726	11,729
Total operating expenses	170,854	191,980	333,552	390,005
Operating income (loss)	(34,003)	(35,313)	(63,209)	(72,621)
Interest expense	4,082	5,345	9,194	10,350
Other income (expense) - net	1,450	7,172	5,338	9,906
Income (loss) before income taxes	(36,635)	(33,486)	(67,065)	(73,065)
Provision (benefit) for income taxes	2,208	(7,198)	(3,908)	(5,595)
Net income (loss)	(38,843)	(26,288)	(63,157)	(67,470)
Less: Net income (loss) attributable to noncontrolling interests	(58)	241	(76)	321
Net income (loss) attributable to Fossil Group, Inc.	$(38,785)	$(26,529)	$(63,081)	$(67,791)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(1,631)	$(4,090)	$(4,117)	$1,807
Cash flow hedges - net change	107	(191)	753	(2,977)
Pension plan activity	—	—	(19)	—
Total other comprehensive income (loss)	(1,524)	(4,281)	(3,383)	(1,170)
Total comprehensive income (loss)	(40,367)	(30,569)	(66,540)	(68,640)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(58)	241	(76)	321
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(40,309)	$(30,810)	$(66,464)	$(68,961)
Earnings (loss) per share:
Basic	$(0.73)	$(0.51)	$(1.20)	$(1.30)
Diluted	$(0.73)	$(0.51)	$(1.20)	$(1.30)
Weighted average common shares outstanding:
Basic	52,927	52,349	52,709	52,095
Diluted	52,927	52,349	52,709	52,095

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended June 29, 2024
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, March 30, 2024	52,492	$525	$312,717	$—	$(5,893)	$(78,264)	$229,085	$(2,512)	$226,573
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	730	7	(7)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(108)	—	—	(108)	—	(108)
Retirement of common stock	(123)	(1)	(107)	108	—	—	—	—	—
Stock-based compensation	—	—	978	—	—	—	978	—	978
Net income (loss)	—	—	—	—	(38,785)	—	(38,785)	(58)	(38,843)
Other comprehensive income (loss)	—	—	—	—	—	(1,524)	(1,524)	—	(1,524)
Balance, June 29, 2024	53,099	$531	$313,581	$—	$(44,678)	$(79,788)	$189,646	$(2,570)	$187,076

For the 13 Weeks Ended July 1, 2023
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, April 1, 2023	51,841	$518	$307,592	$—	$134,229	$(73,207)	$369,132	$(2,843)	$366,289
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	762	8	(8)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(504)	—	—	(504)	—	(504)
Retirement of common stock	(157)	(2)	(502)	504	—	—	—	—	—
Stock-based compensation	—	—	1,686	—	—	—	1,686	—	1,686
Net income (loss)	—	—	—	—	(26,529)	—	(26,529)	241	(26,288)
Other comprehensive income (loss)	—	—	—	—	—	(4,281)	(4,281)	—	(4,281)
Balance, July 1, 2023	52,446	$524	$308,768	$—	$107,700	$(77,488)	$339,504	$(2,602)	$336,902

For the 26 Weeks Ended June 29, 2024
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 30, 2023	52,487	$525	$311,709	$—	$18,403	$(76,405)	$254,232	$(2,494)	$251,738
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	737	7	(7)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(111)	—	—	(111)	—	(111)
Retirement of common stock	(125)	(1)	(110)	111	—	—	—	—	—
Stock-based compensation	—	—	1,989	—	—	—	1,989	—	1,989
Net income (loss)	—	—	—	—	(63,081)	—	(63,081)	(76)	(63,157)
Other comprehensive income (loss)	—	—	—	—	—	(3,383)	(3,383)		(3,383)
Balance, June 29, 2024	53,099	$531	$313,581	$—	$(44,678)	$(79,788)	$189,646	$(2,570)	$187,076

For the 26 Weeks Ended July 1, 2023
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 31, 2022	51,836	$518	$306,241	$—	$175,491	$(76,318)	$405,932	$(2,923)	$403,009
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	768	8	(8)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(516)	—	—	(516)	—	(516)
Retirement of common stock	(158)	(2)	(514)	516	—	—	—	—	—
Stock-based compensation	—	—	3,049	—	—	—	3,049	—	3,049
Net income (loss)	—	—	—	—	(67,791)	—	(67,791)	321	(67,470)
Other comprehensive income (loss)	—	—	—	—	—	(1,170)	(1,170)	—	(1,170)
Balance, July 1, 2023	52,446	$524	$308,768	$—	$107,700	$(77,488)	$339,504	$(2,602)	$336,902

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 26 Weeks Ended June 29, 2024	For the 26 Weeks Ended July 1, 2023
Operating Activities:
Net income (loss)	$(63,157)	$(67,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	8,407	9,868
Non-cash lease expense	33,154	37,848
Stock-based compensation	1,625	3,049
Decrease in allowance for returns and markdowns	(8,867)	(11,017)
Property, plant and equipment and other long-lived asset impairment losses	950	215
Non-cash restructuring charges	501	—
Bad debt expense	4,404	(19)
Other non-cash items	753	(3,473)
Changes in operating assets and liabilities:
Accounts receivable	48,846	48,337
Inventories	45,825	52,814
Prepaid expenses and other current assets	50,514	(17,854)
Accounts payable	(12,543)	(49,890)
Accrued expenses	(24,330)	(23,960)
Income taxes	(8,278)	(17,722)
Operating lease liabilities	(38,818)	(43,774)
Net cash provided by (used in) operating activities	38,986	(83,048)
Investing Activities:
Additions to property, plant and equipment and other	(3,423)	(4,569)
Decrease (increase) in intangible and other assets	335	(176)
Net cash used in investing activities	(3,088)	(4,745)
Financing Activities:
Acquisition of common stock	(111)	(516)
Debt borrowings	33,781	75,142
Debt payments	(82,724)	(49,008)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	(422)	(2,316)
Net cash (used in) provided by financing activities	(49,476)	23,302
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,076	(2,648)
Net decrease in cash, cash equivalents, and restricted cash	(12,502)	(67,139)
Cash, cash equivalents, and restricted cash:
Beginning of period	121,583	204,075
End of period	$109,081	$136,936

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The information presented herein includes the thirteen-week period ended June 29, 2024 (“Second Quarter”) as compared to the thirteen-week period ended July 1, 2023 (“Prior Year Quarter”), and the twenty-six week period ended June 29, 2024 ("Year To Date Period") as compared to the twenty-six week period ended July 1, 2023 ("Prior Year YTD Period"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of June 29, 2024, and the results of operations for the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period. All adjustments are of a normal, recurring nature.
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
Effective during the third quarter of fiscal year 2023, the Company made a change to the presentation of its available borrowing capacity under its Revolving Facility (as defined in Note 15 - Debt Activity) to exclude available borrowings that would trigger a contingent covenant. The Company's historical disclosures have been recast to be consistent with its current presentation.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended June 29, 2024	For the 13 Weeks Ended July 1, 2023	For the 26 Weeks Ended June 29, 2024	For the 26 Weeks Ended July 1, 2023
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(38,785)	$(26,529)	$(63,081)	$(67,791)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	52,927	52,349	52,709	52,095
Basic EPS	$(0.73)	$(0.51)	$(1.20)	$(1.30)
Diluted EPS computation:
Diluted weighted average common shares outstanding	52,927	52,349	52,709	52,095
Diluted EPS	$(0.73)	$(0.51)	$(1.20)	$(1.30)

At the end of the Second Quarter and Year To Date Period, approximately 1.6 million and 1.7 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.2 million and 0.2 million weighted average performance-based shares at the end of the Second Quarter and Year To Date Period, respectively.
At the end of the Prior Year Quarter and Prior Year YTD Period, approximately 2.2 million and 2.1 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.4 million and 0.3 million weighted average performance-based shares at the end of the Prior Year Quarter and Prior Year YTD Period, respectively.
Cash, Cash Equivalents and Restricted Cash. Restricted cash included in intangible and other-assets net was comprised primarily of pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of June 29, 2024 and July 1, 2023 that are presented in the condensed consolidated statement of cash flows (in thousands):

	June 29, 2024	July 1, 2023
Cash and cash equivalents	$104,906	$132,107
Restricted cash included in prepaid expenses and other current assets	625	107
Restricted cash included in intangible and other assets-net	3,550	4,722
Cash, cash equivalents and restricted cash	$109,081	$136,936

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
In November 2023, FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280), to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The amendments in this update will require public entities to disclose significant segment expenses that are regularly provided to the Company's chief operating decision maker and included within segment profit and loss, an amount and description of its composition for other segment items, and expanded interim disclosures. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting this guidance on its financial statement disclosures.

In October 2023, FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). The amendments in ASU 2023-06 modify the disclosure or presentation requirements of a variety of topics in the FASB Accounting Standards Codification (the "Codification"), with the intention of clarifying or improving them and to align the requirements in the Codification with the regulations of the U.S. Securities and Exchange Commission (the "SEC"). The effective date for ASU 2023-06 varies and is determined for each individual disclosure based on the effective date of the SEC's removal of the related disclosure. ASU 2023-06 will not have an impact on the Company's financial position or results of operations.
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
2. REVENUE
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended June 29, 2024
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$87,945	$55,624	$50,519	$—	$194,088
Smartwatches	5,526	538	2,328	—	8,392
Total watches	93,471	56,162	52,847	—	202,480
Leathers	18,151	3,738	5,277	—	27,166
Jewelry	5,526	12,211	6,462	—	24,199
Other	2,436	2,741	613	356	6,146
Consolidated	$119,584	$74,852	$65,199	$356	$259,991

Timing of revenue recognition
Revenue recognized at a point in time	$119,484	$74,703	$65,087	$356	$259,630
Revenue recognized over time	100	149	112	—	361
Consolidated	$119,584	$74,852	$65,199	$356	$259,991

	For the 13 Weeks Ended July 1, 2023
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$108,875	$59,411	$65,889	$1,927	$236,102
Smartwatches	8,443	5,263	4,073	—	17,779
Total watches	$117,318	$64,674	$69,962	$1,927	$253,881
Leathers	20,963	4,986	7,373	—	33,322
Jewelry	6,223	15,380	5,755	—	27,358
Other	2,147	3,239	1,033	986	7,405
Consolidated	$146,651	$88,279	$84,123	$2,913	$321,966

Timing of revenue recognition
Revenue recognized at a point in time	$146,496	$88,084	$84,009	$2,638	$321,227
Revenue recognized over time	155	195	114	275	739
Consolidated	$146,651	$88,279	$84,123	$2,913	$321,966

	For the 26 Weeks Ended June 29, 2024
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$166,650	$112,757	$101,242	$—	$380,649
Smartwatches	10,680	2,099	4,490	—	17,269
Total watches	$177,330	$114,856	$105,732	$—	$397,918
Leathers	35,670	8,143	10,936	—	54,749
Jewelry	12,146	25,689	12,628	—	50,463
Other	4,455	4,884	1,440	965	11,744
Consolidated	$229,601	$153,572	$130,736	$965	$514,874

Timing of revenue recognition
Revenue recognized at a point in time	$229,393	$153,263	$130,511	$965	$514,132
Revenue recognized over time	208	309	225	—	742
Consolidated	$229,601	$153,572	$130,736	$965	$514,874

	For the 26 Weeks Ended July 1, 2023
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$200,231	$131,215	$128,155	$1,927	$461,528
Smartwatches	20,933	11,885	9,361	—	42,179
Total watches	$221,164	$143,100	$137,516	$1,927	$503,707
Leathers	48,074	11,758	13,753	—	73,585
Jewelry	11,642	33,880	10,880	—	56,402
Other	3,703	5,214	2,110	2,281	13,308
Consolidated	$284,583	$193,952	$164,259	$4,208	$647,002

Timing of revenue recognition
Revenue recognized at a point in time	$284,259	$193,568	$164,036	$3,658	$645,521
Revenue recognized over time	324	384	223	550	1,481
Consolidated	$284,583	$193,952	$164,259	$4,208	$647,002

Contract Balances. As of June 29, 2024, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had (i) no contract liabilities as of June 29, 2024 and December 30, 2023, respectively, related to remaining performance obligations on licensing income, (ii) $1.2 million and $1.7 million as of June 29, 2024 and December 30, 2023, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $2.2 million and $2.7 million as of June 29, 2024 and December 30, 2023, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	June 29, 2024	December 30, 2023
Components and parts	$17,817	$18,931
Work-in-process	261	—
Finished goods	184,050	233,903
Inventories	$202,128	$252,834

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 26 Weeks Ended June 29, 2024	For the 26 Weeks Ended July 1, 2023
Beginning balance	$10,122	$13,623
Settlements in cash or kind	(2,390)	(3,766)
Warranties issued and adjustments to preexisting warranties (1)	35	2,403
Ending balance	$7,767	$12,260
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended June 29, 2024	For the 13 Weeks Ended July 1, 2023	For the 26 Weeks Ended June 29, 2024	For the 26 Weeks Ended July 1, 2023
Income tax (benefit) expense	$2,208	$(7,198)	$(3,908)	$(5,595)
Effective tax rate	(6.0)%	21.5%	5.8%	7.7%
The effective tax rate in the Second Quarter differed from the Prior Year Quarter primarily due to a change in the Company’s global mix of earnings. In addition, income taxes were accrued on certain income in foreign jurisdictions and no tax benefit has been accrued on the U.S. tax losses and on certain losses in other foreign jurisdictions due to valuation allowances previously recorded. The effective tax rate can also vary from quarter-to-quarter due to changes in the resolution of income tax audits, changes in uncertain tax positions, and changes in tax law.

As of June 29, 2024, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $17.5 million, of which $17.5 million would favorably impact the effective tax rate in future periods, if recognized. The Company filed amended U.S. income tax returns for 2014-2017 under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which included a provision for the carryback of U.S. NOLs. The IRS reviewed the Company’s 2019 and 2020 U.S. tax returns and resulting net operating losses, as well as, the tax returns for 2014-2017; which are the carryback years. The Company has received the income tax refund for the 2019 U.S. tax NOL carryback. On March 27, 2024, The Company was informed that its 2019, 2020, and NOL carryback claims were approved by the IRS and Joint Committee on Taxation. The Company received a $57.3 million refund in April 2024. The Company released corresponding uncertain tax positions of $8.8 million in the first quarter of 2024. It is reasonably expected that certain uncertain tax positions will be resolved within the next 12 month period, and if resolved favorably, it would impact the tax rate by a benefit of approximately $14.5 million (including interest), of which $0.9 million was recognized in the second quarter.

The Company is also subject to examinations in various state and foreign jurisdictions for its 2013-2023 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of June 29, 2024, the Company has not recorded any new unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At June 29, 2024, the total amount of accrued income tax-related interest expense, net included in the condensed consolidated balance sheets was $2.0 million, consisting of $6.6 million of accrued interest expense and $4.6 million of accrued interest income. There were no accrued tax-related penalties.
6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 53,099,052 and 52,487,020 shares issued and outstanding at June 29, 2024 and December 30, 2023, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at June 29, 2024 or December 30, 2023. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
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

At June 29, 2024 and December 30, 2023, all treasury stock had been effectively retired. As of June 29, 2024, the Company had $20.0 million of repurchase authorizations remaining under its repurchase program. The Company did not repurchase any common stock under its authorized stock repurchase plans during the Second Quarter, Prior Year Quarter, Year To Date Period or Prior Year YTD Period.

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. There was no activity related to stock appreciation rights during the Second Quarter, and there were no stock appreciation rights outstanding as of June 29, 2024

Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the Second Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at March 30, 2024	1,834	$6.09
Granted	700	0.88
Vested	(817)	6.35
Forfeited	(367)	6.08
Nonvested at June 29, 2024	1,350	$3.17

The total fair value of restricted stock units vested was $0.8 million during the Second Quarter. Vesting of performance restricted stock units is based on achievement of adjusted operating margin targets.
Long-Term Incentive Plans. On the date of the Company’s annual stockholders meeting, each non-employee director shall be eligible to receive a grant of restricted stock units in an amount determined by the board of directors but not to exceed more than the number of shares having a fair market value of $130,000. These shares vest 100% on the earlier of one year from the date of grant or the date of the Company's next annual stockholders meeting, provided such director is providing services to the Company or a subsidiary of the Company on that date. Beginning with the grant in fiscal year 2021, non-employee directors may elect to defer receipt of all or a portion of the restricted stock units settled in common stock of the Company upon the vesting date. In addition, beginning in fiscal year 2021, non-employee directors may defer the cash portion of their annual fees. Each participant may also elect to have the cash portion of his or her annual fees for each calendar year treated as if invested in units of common stock of the Company.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables disclose changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended June 29, 2024
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(86,392)	$2,334	$5,794	$(78,264)
Other comprehensive income (loss) before reclassifications	(1,631)	376	—	(1,255)
Tax (expense) benefit	—	(6)	—	(6)
Amounts reclassed from accumulated other comprehensive income (loss)	—	202	—	202
Tax (expense) benefit	—	61	—	61
Total other comprehensive income (loss)	(1,631)	107	—	(1,524)
Ending balance	$(88,023)	$2,441	$5,794	$(79,788)

	For the 13 Weeks Ended July 1, 2023
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(84,784)	$(389)	$11,966	$(73,207)
Other comprehensive income (loss) before reclassifications	(4,090)	(625)	—	(4,715)
Tax (expense) benefit	—	183	—	183
Amounts reclassed from accumulated other comprehensive income (loss)	—	(510)	—	(510)
Tax (expense) benefit	—	259	—	259
Total other comprehensive income (loss)	(4,090)	(191)	—	(4,281)
Ending balance	$(88,874)	$(580)	$11,966	$(77,488)

	For the 26 Weeks Ended June 29, 2024
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(83,906)	$1,688	$5,813	$(76,405)
Other comprehensive income (loss) before reclassifications	(4,117)	1,050	(19)	(3,086)
Tax (expense) benefit	—	70	—	70
Amounts reclassed from accumulated other comprehensive income	—	232	—	232
Tax (expense) benefit	—	135	—	135
Total other comprehensive income (loss)	(4,117)	753	(19)	(3,383)
Ending balance	$(88,023)	$2,441	$5,794	$(79,788)

	For the 26 Weeks Ended July 1, 2023
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(90,681)	$2,397	$11,966	$(76,318)
Other comprehensive income (loss) before reclassifications	1,807	(3,751)	—	(1,944)
Tax (expense) benefit	—	628	—	628
Amounts reclassed from accumulated other comprehensive income (loss)	—	(685)	—	(685)
Tax (expense) benefit	—	539	—	539
Total other comprehensive income (loss)	1,807	(2,977)	—	(1,170)
Ending balance	$(88,874)	$(580)	$11,966	$(77,488)

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
Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended June 29, 2024		For the 13 Weeks Ended July 1, 2023
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$119,584	$14,604	$146,651	$23,444
Europe	74,852	9,958	88,279	(688)
Asia	65,199	6,024	84,123	7,404
Corporate	356	(64,589)	2,913	(65,473)
Consolidated	$259,991	$(34,003)	$321,966	$(35,313)

	For the 26 Weeks Ended June 29, 2024		For the 26 Weeks Ended July 1, 2023
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$229,601	$23,359	$284,583	$36,000
Europe	153,572	17,352	193,952	6,282
Asia	130,736	11,826	164,259	14,604
Corporate	965	(115,746)	4,208	(129,507)
Consolidated	$514,874	$(63,209)	$647,002	$(72,621)

The following table reflects net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended June 29, 2024		For the 13 Weeks Ended July 1, 2023
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$194,088	74.7%	$236,102	73.4%
Smartwatches	8,392	3.2	17,779	5.5
Total watches	$202,480	77.9%	$253,881	78.9%
Leathers	27,166	10.4	33,322	10.3
Jewelry	24,199	9.3	27,358	8.5
Other	6,146	2.4	7,405	2.3
Total	$259,991	100.0%	$321,966	100.0%

	For the 26 Weeks Ended June 29, 2024		For the 26 Weeks Ended July 1, 2023
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$380,649	73.9%	$461,528	71.3%
Smartwatches	17,269	3.4	42,179	6.5
Total watches	397,918	77.3%	$503,707	77.8%
Leathers	54,749	10.6	73,585	11.4
Jewelry	50,463	9.8	56,402	8.7
Other	11,744	2.3	13,308	2.1
Total	$514,874	100.0%	$647,002	100.0%

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

As of June 29, 2024, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	20.6	U.S. dollar	23.1
Canadian dollar	9.2	U.S. dollar	6.9
British pound	1.9	U.S. dollar	2.4
Japanese yen	119.0	U.S. dollar	0.9
Australian dollar	0.9	U.S. dollar	0.6
U.S. dollar	0.7	Japanese yen	90.0
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of June 29, 2024, the Company had non-designated forward contracts of $0.9 million on 16.6 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes are set forth below (in thousands):

	For the 13 Weeks Ended June 29, 2024	For the 13 Weeks Ended July 1, 2023
Cash flow hedges:
Forward contracts	$370	$(442)
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$370	$(442)

	For the 26 Weeks Ended June 29, 2024	For the 26 Weeks Ended July 1, 2023
Cash flow hedges:
Forward contracts	$1,120	$(3,123)
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$1,120	$(3,123)

The following tables disclose the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended June 29, 2024	For the 13 Weeks Ended July 1, 2023
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$65	$(451)
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$198	$200
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$11	$38

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 26 Weeks Ended June 29, 2024	For the 26 Weeks Ended July 1, 2023
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(6)	$(19)
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$373	$(127)
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$16	$63

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	June 29, 2024		December 30, 2023		June 29, 2024		December 30, 2023
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$1,231	Prepaid expenses and other current assets	$339	Accrued expenses-other	$110	Accrued expenses-other	$1,044
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Accrued expenses-other	8	Accrued expenses-other	7
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	—	Intangible and other assets-net	20	Other long-term liabilities	—	Other long-term liabilities	28
Total		$1,231		$359		$118		$1,079

The following tables summarize the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended June 29, 2024		For the 13 Weeks Ended July 1, 2023
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$123,140	$1,450	$165,299	$7,172
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$65	$198	$(451)	$200
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$11	$—	$38

	Effect of Derivative Instruments
	For the 26 Weeks Ended June 29, 2024		For the 26 Weeks Ended July 1, 2023
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$244,531	$5,338	$329,618	$9,906
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$(6)	$373	$(19)	$(127)
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$16	$—	$63

At the end of the Second Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through March 2025. As of June 29, 2024, a $1.1 million gain is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 29, 2024 (in thousands):

	Fair Value at June 29, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$1,231	$—	$1,231
Total	$—	$1,231	$—	$1,231
Liabilities:
Forward contracts	—	118	—	118
Total	$—	$118	$—	$118
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
As of June 29, 2024, the Company's Notes (as defined in Note 15— Debt Activity), excluding unamortized debt issuance costs, were recorded at cost and had a carrying value of $150.0 million and had a fair value of approximately $75.0 million. The fair value of the Company's Notes was based on Level 1 inputs. The Company's Revolving Facility (as defined in Note 15—Debt Activity) was recorded at cost and had a carrying value of $10.7 million and a fair value of approximately $8.1 million. The fair value of the Company's Revolving Facility was based on Level 2 inputs.
During the Year to Date Period, operating lease right-of-use ("ROU") assets with a carrying amount of $2.5 million and property, plant and equipment-net with a carrying value of $0.3 million were written down to a fair value of $1.7 million and $0.1 million, respectively, resulting in impairment charges of $1.0 million. During the Prior Year YTD Period, ROU assets with a carrying amount of $0.8 million were written down to a fair value of $0.6 million, resulting in impairment charges of $0.2 million.
The fair values of operating lease ROU assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $1.0 million impairment expense in the Year to Date Period, $0.8 million and $0.2 million was recorded in other long-lived asset impairments in the Asia and Europe segments, respectively. Of the $0.2 million impairment expense in the Prior Year YTD Period, $0.1 million was recorded in other long-lived asset impairments in both the Americas and Europe segments.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		June 29, 2024		December 30, 2023
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,978	$3,306	$3,978	$3,256
Patents	3 - 20 yrs.	850	558	850	546
Trade name	6 yrs.	4,502	3,564	4,502	3,189
Other	7 - 20 yrs.	340	256	341	236
Total intangibles-subject to amortization		9,670	7,684	9,671	7,227
Intangibles-not subject to amortization:
Trade names		8,888		8,919
Other assets:
Deposits		15,175		16,168
Deferred tax asset-net		20,870		21,426
Restricted cash		3,550		4,309
Debt issuance costs		2,172		2,490
Other		3,248		3,340
Total other assets		45,015		47,733
Total intangible and other assets		$63,573	$7,684	$66,323	$7,227
Total intangible and other assets-net			$55,889		$59,096

Amortization expense for intangible assets was $0.2 million and $0.2 million for the Second Quarter and the Prior Year Quarter, respectively, and $0.5 million and $0.5 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2024 (remaining)	$458
2025	$726
2026	$138
2027	$120
2028	$114
Thereafter	$431

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
The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended June 29, 2024	For the 13 Weeks Ended July 1, 2023	For the 26 Weeks Ended June 29, 2024	For the 26 Weeks Ended July 1, 2023
Operating lease cost(1)	SG&A	$15,869	$18,614	$32,178	$36,491
Short-term lease cost	SG&A	$240	$295	$526	$510
Variable lease cost	SG&A	$5,285	$5,534	$10,638	$11,653
_______________________________________________
(1) Includes sublease income, which was immaterial.

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	June 29, 2024	December 30, 2023
Assets
Operating	Operating lease ROU assets	$140,168	$151,000
Liabilities
Current:
Operating	Current operating lease liabilities	$39,689	$43,565
Noncurrent:
Operating	Long-term operating lease liabilities	$125,360	$137,644

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	June 29, 2024	December 30, 2023
Weighted-average remaining lease term:
Operating leases	6.3 years	6.4 years
Weighted-average discount rate:
Operating leases	15.0%	14.9%

Future minimum lease payments by year as of June 29, 2024 were as follows (in thousands):

Fiscal Year	Operating Leases
2024 (remaining)	$34,997
2025	54,544
2026	41,148
2027	29,042
2028	18,375
Thereafter	87,018
Total lease payments	$265,124
Less: Interest	100,075
Total lease obligations	$165,049

Supplemental cash flow information related to leases was as follows (in thousands):

	For the 26 Weeks Ended June 29, 2024	For the 26 Weeks Ended July 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38,818	$43,774
Leased assets obtained in exchange for new operating lease liabilities	12,809	18,570

As of June 29, 2024, the Company did not have any material operating or finance leases that have been signed but not commenced.

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
As of June 29, 2024, the Company had $150.0 million and $10.7 million outstanding under the Notes and Revolving Facility, respectively. The Company had net payments of $46.8 million and $51.3 million under the Revolving Facility during the Second Quarter and Year To Date Period, respectively. Amounts available under the Revolving Facility were reduced by any amounts outstanding under standby Letters of Credit. As of June 29, 2024, the Company had available borrowing capacity of $50.8 million under the Revolving Facility. As of June 29, 2024, the Company had unamortized debt issuance costs of $4.2 million recorded in long-term debt and $2.2 million recorded in intangible and other assets-net on the Company's consolidated balance sheets. The Company incurred $2.6 million and $5.2 million of interest expense related to the Notes during the Second Quarter and Year To Date Period, respectively. The Company incurred $0.3 million and $1.3 million of interest expense related to the Revolving Facility during the Second Quarter and Year To Date Period, respectively. The Company incurred $0.6 million and $1.2 million of interest expense related to the amortization of debt issuance costs during the Second Quarter and Year To Date Period, respectively. At June 29, 2024, the Company was in compliance with all debt covenants related to its credit facilities.

16. RESTRUCTURING
    In fiscal year 2023, the Company announced its Transform and Grow strategy ("TAG") designed to reduce operating costs, improve operating margins, and advance the Company’s commitment to profitable growth. The Company expanded the scope and duration of TAG to focus on a more comprehensive review of its global business operations. The expansion of TAG will put greater emphasis on initiatives to exit or minimize certain product offerings, brands and distribution, and to strengthen gross margin and increase the level of operating expense efficiencies. TAG is estimated to generate approximately $300 million of annualized operating benefits by the end of 2025. The Company estimates approximately $100 million to $120 million in total charges over the duration of TAG, with approximately $40 million in fiscal year 2024. Aided by these measures, the Company's long-term goal is to achieve adjusted gross margins in the low to mid 50% range and adjusted operating margins of approximately 10%.

The following table shows a summary of TAG plan charges (in thousands):

	For the 13 Weeks Ended June 29, 2024	For the 13 Weeks Ended July 1, 2023	For the 26 Weeks Ended June 29, 2024	For the 26 Weeks Ended July 1, 2023
Cost of sales	$—	$2,911	$(241)	$8,174
Selling, general and administrative expenses	16,673	4,632	26,726	11,729
Consolidated	$16,673	$7,543	$26,485	$19,903
The following table shows a rollforward of the accrued liability related to the Company’s TAG plan (in thousands):

	For the 13 Weeks Ended June 29, 2024
	Liabilities				Liabilities
	March 30, 2024	Charges	Cash Payments	Non-cash Items	June 29, 2024
Stores and facilities closures	$1	$36	$1	$36	$—
Professional services	211	11,568	460	—	11,319
Severance and employee-related benefits	8,479	5,069	4,834	365	8,349
Charges related to exits of certain product offerings	750	—	450	—	300
Total	$9,441	$16,673	$5,745	$401	$19,968

	For the 13 Weeks Ended July 1, 2023
	Liabilities			Liabilities
	April 1, 2023	Charges	Cash Payments	July 1, 2023
Professional services	$20	$967	$89	$898
Severance and employee-related benefits	4,500	3,666	3,353	4,813
Charges related to exits of certain product offerings	5,264	2,910	700	7,474
Total	9,784	7,543	4,142	13,185

	For the 26 Weeks Ended June 29, 2024
	Liabilities				Liabilities
	December 30, 2023	Charges	Cash Payments	Non-cash Items	June 29, 2024
Stores and facilities closures	$—	$143	$7	$136	$—
Professional services	117	14,052	2,850	—	11,319
Severance and employee-related benefits	8,117	12,531	11,934	365	8,349
Charges related to exits of certain product offerings	3,821	(241)	3,280	—	300
Total	$12,055	$26,485	$18,071	$501	$19,968

	For the 26 Weeks Ended July 1, 2023
	Liabilities			Liabilities
	December 31, 2022	Charges	Cash Payments	July 1, 2023
Professional services	$—	$1,002	$104	$898
Severance and employee-related benefits	—	10,727	5,914	4,813
Charges related to exits of certain product offerings	—	8,174	700	7,474
Total	$—	$19,903	$6,718	$13,185

TAG plan restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended June 29, 2024	For the 13 Weeks Ended July 1, 2023	For the 26 Weeks Ended June 29, 2024	For the 26 Weeks Ended July 1, 2023
Americas	$262	$1,535	$626	$4,493
Europe	1,869	3,386	5,426	7,342
Asia	93	1,686	1,056	5,953
Corporate	14,449	936	19,377	2,115
Consolidated	$16,673	$7,543	$26,485	$19,903
In fiscal year 2022, the Company completed its New World Fossil 2.0 ("NWF 2.0”) restructuring program it launched in 2019. The following table shows a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	For the 13 Weeks Ended July 1, 2023
	Liabilities		Liabilities
	April 1, 2023	Cash Payments	July 1, 2023
Professional services	$60	$13	$47
Severance and employee-related benefits	587	327	260
Total	$647	$340	$307

	For the 26 Weeks Ended July 1, 2023
	Liabilities		Liabilities
	December 31, 2022	Cash Payments	July 1, 2023
Professional services	$74	$27	$47
Severance and employee-related benefits	2,821	2,561	260
Total	$2,895	$2,588	$307

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen week periods ended June 29, 2024 (the “Second Quarter”) and July 1, 2023 (the “Prior Year Quarter”), and the twenty-six week periods ended June 29, 2024 (the "Year To Date Period") and July 1, 2023 (the "Prior Year YTD Period"). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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

Known or Anticipated Trends
Based on our recent operating results and current perspectives on our operating environment, we anticipate the following trends will continue to impact our operating results:
Economic Environment Impacting Consumer Spending Ability and Preferences: Macroeconomic factors, including inflation and increased interest rates, impacted customer behavior in fiscal year 2023. In 2024, macroeconomic headwinds have continued, including persistent inflation and elevated short term interest rates in addition to slowing economic conditions in many of our major markets. While the impact of these macroeconomic factors are difficult to quantify, we expect these conditions to continue to have a negative impact on consumer confidence and consumer demand for discretionary goods in many of our major markets.

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
In August 2023, as a result of a more comprehensive review of our business operations, we expanded the scope of TAG to encompass multiple workstreams. Our goal in expanding TAG was to put additional emphasis on initiatives aimed at restructuring or optimizing our operations, exit or minimize certain product offerings, brands and distribution channels, strengthen gross margins through improvements in our sourcing and improve our working capital efficiency. Additionally, the board of directors has established a Special Board Committee to provide primary board oversight of our Transformation Office and drive accountability, timeliness and results in TAG. Approximately half of the TAG workstreams are designed to structurally improve our gross margins. Our 390 basis point gross margin rate improvement in the Second Quarter versus the Prior Year Quarter reflects our exit of the smartwatch category and improved product margins in our core categories. Our TAG workstreams on product sourcing and supply chain are expected to generate incremental year-over-year gross margin improvement in the latter part of fiscal 2024 as well. The remaining TAG workstreams are focused on removing costs from our expense structure with the goal of (i) re-calibrating our operating model for greater efficiency and lower fixed costs, (ii) driving savings in our procurement practices, and (iii) optimizing our direct channel operating costs. In the Second Quarter and Year To Date Period, SG&A expenses have declined 18% and 19%, respectively, as compared to the same prior year periods, reflecting savings across headcount, labor and services. We anticipate that our initiatives will continue to generate year-over-year operating expense savings in the remainder of fiscal 2024.

Under the expanded TAG plan, we increased the estimated economic benefits from the original $100 million in annualized cost savings target to be achieved by the end of fiscal 2024 to $300 million in annualized operating income benefits to be achieved by the end of fiscal 2025. Under the expanded program, we accelerated organizational restructuring, exited the smartwatch category, closed 45 underperforming stores in 2023 and expect to close approximately 55 underperforming stores in fiscal 2024. We have also reduced sku complexity across all categories in our assortment. Additionally, in 2024, we have implemented key elements from our sourcing initiatives under TAG and expect to realize benefits in the second half of the year.

In connection with TAG, we expect to incur charges of approximately $100 million to $120 million over the duration of TAG and estimate approximately $40 million of charges for fiscal year 2024.

In March 2024, we announced we would undertake a strategic review of our current business model and capital structure. This includes a broader set of efforts to optimize our business model and further reduce structural costs, monetize various assets, and could include additional debt and equity financing options.
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
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 120 Company-owned stores as of the end of the Second Quarter and an extensive collection of products available through our owned websites.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 69 Company-owned stores as of the end of the Second Quarter and an extensive collection of products available through our owned websites.
Asia: The Asia segment is comprised of sales to customers based in Australia, greater China (including mainland China, Hong Kong, Macau and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 69 Company-owned stores as of the end of the Second Quarter and an extensive collection of products available through our owned websites.
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

Adjusted EBITDA, Adjusted Operating Income (Loss), Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share: Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share are non-GAAP financial measures. We define Adjusted EBITDA as our income (loss) before income taxes, plus interest expense, amortization and depreciation, impairment expense, other non-cash charges, stock-based compensation expense and restructuring expense, minus interest income. We define Adjusted operating income (loss) as operating income (loss) before impairment expense and restructuring expense. We define Adjusted net income (loss) and Adjusted earnings (loss) per share as net income (loss) attributable to Fossil Group, Inc. and diluted earnings (loss) per share, respectively, before impairment expense and restructuring expense. We have included Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share herein because they are widely used by investors for valuation and for comparing our financial performance with the performance of our competitors. We also use these non-GAAP financial measures to monitor and compare the financial performance of our operations. Our presentation of Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share may not be comparable to similarly titled measures other companies report. Adjusted EBITDA, Adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share are not intended to be used as alternatives to any measure of our performance in accordance with GAAP.

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

Results of Operations
Quarterly Periods Ended June 29, 2024 and July 1, 2023
Consolidated Net Sales. Net sales decreased $62.0 million, or 19.3%, for the Second Quarter as compared to the Prior Year Quarter, with sales declines in all three regions. The sales decrease was largely driven by overall category, consumer and channel softness. Our exit of smartwatches and store closures as part of our TAG initiatives negatively impacted sales in the Second Quarter by $19.3 million as compared to the Prior Year Quarter. Wholesale sales declined 17.0% (16.3% in constant currency), reflecting lower purchases by wholesale accounts due to tighter management of inventories and lower end-consumer demand. Direct to consumer sales declined by 22.4% (21.6% in constant currency), due to a smaller store base and declines in our comparable retail sales. We have reduced our store footprint by 57 stores (18%), since the end of the Prior Year Quarter. Global comparable retail sales decreased 10% due to decreases in both stores and our owned e-commerce websites. From a category perspective, traditional watch sales decreased 17.8% (17.1% in constant currency). Net sales in smartwatches decreased 52.8% (52.5% in constant currency), as we exited the category. The leathers category decreased 18.3% (17.7% in constant currency) compared to the Prior Year Quarter, and jewelry sales decreased 11.7% (10.2% in constant currency). From a brand perspective, sales decreased throughout most of our brand portfolio, with the most predominant declines in EMPORIO ARMANI, FOSSIL and MICHAEL KORS brands.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended June 29, 2024		For the 13 Weeks Ended July 1, 2023		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$119.6	46.0%	$146.7	45.6%	$(27.1)	(18.5)%	(18.5)%
Europe	74.8	28.8	88.3	27.4	(13.5)	(15.3)	(14.7)
Asia	65.2	25.1	84.1	26.1	(18.9)	(22.5)	(20.2)
Corporate	0.4	0.1	2.9	0.9	(2.5)	(86.2)	(86.2)
Total	$260.0	100.0%	$322.0	100.0%	$(62.0)	(19.3)%	(18.5)%
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended June 29, 2024		For the 13 Weeks Ended July 1, 2023
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$194.1	74.7%	$236.1	73.4%	$(42.0)	(17.8)%	(17.1)%
Smartwatches	8.4	3.2	17.8	5.5	(9.4)	(52.8)	(52.5)
Total watches	$202.5	77.9%	$253.9	78.9%	$(51.4)	(20.2)	(19.6)
Leathers	27.2	10.4	33.3	10.3	(6.1)	(18.3)	(17.7)
Jewelry	24.2	9.3	27.4	8.5	(3.2)	(11.7)	(10.2)
Other	6.1	2.4	7.4	2.3	(1.3)	(17.6)	(16.2)
Total	$260.0	100.0%	$322.0	100.0%	$(62.0)	(19.3)%	(18.5)%
In the Second Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by $2.3 million, including unfavorable impacts of $1.8 million and $0.5 million in our Asia and Europe segments, respectively, as compared to the Prior Year Quarter.
Stores. The following table sets forth the number of stores on the dates indicated below:

	July 1, 2023	Opened	Closed	June 29, 2024
Americas	146	2	28	120
Europe	92	1	24	69
Asia	77	2	10	69
Total stores	315	5	62	258

Americas Net Sales. Americas net sales decreased $27.1 million, or 18.5% (18.5% in constant currency), during the Second Quarter in comparison to the Prior Year Quarter. Sales decreases were largely in the FOSSIL and MICHAEL KORS brands. Sales decreased in wholesale, stores and e-commerce channels. Comparable retail sales were moderately negative during the Second Quarter.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Americas segment (dollars in millions):

	For the 13 Weeks Ended June 29, 2024		For the 13 Weeks Ended July 1, 2023
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$87.9	73.5%	$108.9	74.2%	$(21.0)	(19.3)%	(19.3)%
Smartwatches	5.5	4.6	8.4	5.7	(2.9)	(34.5)	(34.5)
Total watches	$93.4	78.1%	$117.3	79.9%	$(23.9)	(20.4)	(20.4)
Leathers	18.2	15.2	21.0	14.3	(2.8)	(13.3)	(13.3)
Jewelry	5.5	4.6	6.2	4.2	(0.7)	(11.3)	(11.3)
Other	2.5	2.1	2.2	1.6	0.3	13.6	9.1
Total	$119.6	100.0%	$146.7	100.0%	$(27.1)	(18.5)%	(18.5)%

Europe Net Sales. Europe net sales decreased $13.5 million, or 15.3% (14.7% in constant currency), during the Second Quarter in comparison to the Prior Year Quarter. Sales decreases were largely in the MICHAEL KORS, FOSSIL and EMPORIO ARMANI brands. Our sales decreased across much of the Eurozone and in all major channels. Comparable retail sales decreased moderately during the Second Quarter, with sales declines in our stores and owned e-commerce.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Europe segment (dollars in millions)

	For the 13 Weeks Ended June 29, 2024		For the 13 Weeks Ended July 1, 2023
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$55.6	74.3%	$59.4	67.3%	$(3.8)	(6.4)%	(5.7)%
Smartwatches	0.5	0.7	5.3	6.0	(4.8)	(90.6)	(90.6)
Total watches	$56.1	75.0%	$64.7	73.3%	$(8.6)	(13.3)	(12.7)
Leathers	3.7	4.9	5.0	5.7	(1.3)	(26.0)	(24.0)
Jewelry	12.2	16.3	15.4	17.4	(3.2)	(20.8)	(20.1)
Other	2.8	3.8	3.2	3.6	(0.4)	(12.5)	(15.6)
Total	$74.8	100.0%	$88.3	100.0%	$(13.5)	(15.3)%	(14.7)%

Asia Net Sales. Net sales in Asia decreased $18.9 million, or 22.5% (20.2% in constant currency), during the Second Quarter in comparison to the Prior Year Quarter. The sales decreases were largely driven by mainland China and partially offset by sales increases in India. The largest sales decreases were in the EMPORIO ARMANI brand. Comparable retail sales decreased moderately during the Second Quarter, driven by our retail stores and partially offset by our owned e-commerce sales increases.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Asia segment (dollars in millions):

	For the 13 Weeks Ended June 29, 2024		For the 13 Weeks Ended July 1, 2023
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$50.5	77.5%	$65.9	78.4%	$(15.4)	(23.4)%	(21.4)%
Smartwatches	2.3	3.5	4.1	4.9	(1.8)	(43.9)	(41.5)
Total watches	$52.8	81.0%	$70.0	83.3%	$(17.2)	(24.6)	(22.6)
Leathers	5.3	8.1	7.4	8.8	(2.1)	(28.4)	(27.0)
Jewelry	6.5	10.0	5.8	6.9	0.7	12.1	17.2
Other	0.6	0.9	0.9	1.0	(0.3)	(33.3)	(33.3)
Total	$65.2	100.0%	$84.1	100.0%	$(18.9)	(22.5)%	(20.2)%

Gross Profit. Gross profit of $136.9 million in the Second Quarter decreased 12.6% in comparison to $156.7 million in the Prior Year Quarter. Our gross profit margin rate increased to 52.6% in the Second Quarter compared to 48.7% in the Prior Year Quarter. Our gross profit margin rate increase primarily reflects exiting the smartwatch category as part of our TAG plan and improved product margins in our core categories.
Operating Expenses. Total operating expenses in the Second Quarter decreased by 11.0% to $170.9 million or 65.7% of net sales, in comparison to $192.0 million or 59.6% of net sales in the Prior Year Quarter. SG&A expenses were $153.6 million in the Second Quarter as compared to $187.2 million in the Prior Year Quarter. As a percentage of net sales, SG&A expenses increased to 59.1% in the Second Quarter as compared to 58.1% in the Prior Year Quarter due to decreased sales. Restructuring expenses were $16.7 million in the Second Quarter, compared to $4.6 million in the Prior Year Quarter. The translation of foreign-denominated expenses during the Second Quarter decreased operating expenses by $1.1 million as a result of the stronger U.S. dollar.
Operating Income (loss). Operating loss in the Second Quarter was $34.0 million as compared to an operating loss of $35.3 million in the Prior Year Quarter. As a percentage of net sales, operating margin was (13.1)% in the Second Quarter compared to (11.0)% in the Prior Year Quarter. Operating margin rate in the Second Quarter included an unfavorable impact of 20 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended June 29, 2024	For the 13 Weeks Ended July 1, 2023	Change		Operating Margin %
			Dollars	Percentage	2024	2023
Americas	$14.6	$23.4	$(8.8)	(37.6)%	12.2%	16.0%
Europe	10.0	(0.7)	10.7	(1,528.6)	13.3	(0.8)
Asia	6.0	7.4	(1.4)	(18.9)	9.2	8.8
Corporate	(64.6)	(65.4)	0.8	1.2
Total operating income (loss)	$(34.0)	$(35.3)	$1.3	(3.7)%	(13.1)%	(11.0)%
Interest Expense. Interest expense decreased by $1.3 million during the Second Quarter compared to the Prior Year Quarter, primarily driven by decreased borrowings.
Other Income (Expense)-Net. During the Second Quarter, other income (expense)-net was income of $1.5 million in comparison to income of $7.2 million in the Prior Year Quarter, reflecting decreased net currency gains in the Second Quarter as compared to the Prior Year Quarter.
    Provision for Income Taxes. Income tax expense for the Second Quarter was $2.2 million, resulting in an effective income tax rate of (6.0)%. For the Prior Year Quarter, income tax benefit was $(7.2) million, resulting in an effective income tax rate of 21.5%. The effective tax rate in the Second Quarter was unfavorable as compared to the Prior Year Quarter due to income tax accrued on certain foreign income and no tax benefit has been accrued on the U.S. tax losses and certain foreign tax losses due to the uncertainty of whether they can be used in the future, ultimately resulting in a negative effective tax rate.

Net Income (Loss) Attributable to Fossil Group, Inc. Second Quarter net income (loss) attributable to Fossil Group, Inc. was a net loss of $38.8 million, or $0.73 per diluted share, in comparison to a net loss of $26.5 million, or $0.51 per diluted share, in the Prior Year Quarter. During the Second Quarter, currencies unfavorably affected loss per diluted share by approximately $0.08.

Adjusted Net Income (Loss). Adjusted net income (loss) for the Second Quarter was a net loss of $25.1 million with adjusted loss per diluted share of $0.47 compared to adjusted net loss of $20.4 million with adjusted loss per diluted share of $0.40 in the Prior Year Quarter.

Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 13 Weeks Ended June 29, 2024		For the 13 Weeks Ended July 1, 2023
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(36.6)	(14.1)%	$(33.5)	(10.4)%
Plus:
Interest expense	4.1		5.3
Amortization and depreciation	3.9		4.8
Other long-lived asset impairments	0.6		0.2
Other non-cash charges	0.1		(0.5)
Stock-based compensation	0.6		1.6
Restructuring expense	16.7		4.6
Restructuring cost of sales	—		2.9
Less:
Interest income	1.1		0.8
Adjusted EBITDA	$(11.7)	(4.5)%	$(15.4)	(4.8)%

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

	For the 13 Weeks Ended June 29, 2024
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(34.0)	$0.6	$16.7	$(16.7)
Operating margin (% of net sales)	(13.1)%			(6.4)%
Interest expense	$(4.1)	$—	$—	$(4.1)
Other income (expense) - net	1.5	—	—	1.5
Income (loss) before income taxes	(36.6)	0.6	16.7	(19.3)
Provision (benefit) for income taxes	2.2	0.1	3.5	5.8
Less: net income attributable to noncontrolling interest	0.1	—	—	0.1
Net income (loss) attributable to Fossil Group, Inc.	$(38.8)	$0.5	$13.2	$(25.1)
Diluted earnings (loss) per share	$(0.73)	$0.01	$0.25	$(0.47)

	For the 13 Weeks Ended July 1, 2023
($ in millions, except per share data):	As Reported	Restructuring Cost of Sales	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(35.3)	$2.9	$0.2	$4.6	$(27.6)
Operating margin (% of net sales)	(11.0)%				(8.6)%
Interest expense	$(5.3)	$—	$—	$—	$(5.3)
Other income (expense) - net	7.2	—	—	—	7.2
Income (loss) before income taxes	(33.5)	2.9	0.2	4.6	(25.8)
Provision for income taxes	(7.2)	0.6	—	1.0	(5.6)
Less: Net income attributable to noncontrolling interest	(0.2)	—	—	—	(0.2)
Net income (loss) attributable to Fossil Group, Inc.	$(26.5)	$2.3	$0.2	$3.6	$(20.4)
Diluted earnings (loss) per share	$(0.51)	$0.04	$—	$0.07	$(0.40)

Fiscal Year To Date Periods Ended June 29, 2024 and July 1, 2023
Consolidated Net Sales. Net sales decreased $132.1 million or 20.4% (20.0% in constant currency) for the Year To Date Period as compared to the Prior Year YTD Period. Sales declined in all three regions and all major channels. Global comparable retail sales decreased 12% due to sales decreases in our retail stores and owned e-commerce websites. Sales of smartwatches declined due to exiting the category. From a brand perspective, sales decreased throughout most of our brand portfolio, with the most predominant declines in FOSSIL, EMPORIO ARMANI and MICHAEL KORS brands.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 26 Weeks Ended June 29, 2024		For the 26 Weeks Ended July 1, 2023		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$229.6	44.6%	$284.6	44.0%	$(55.0)	(19.3)%	(19.6)%
Europe	153.6	29.8	194.0	30.0	(40.4)	(20.8)	(21.1)
Asia	130.7	25.4	164.2	25.4	(33.5)	(20.4)	(18.0)
Corporate	1.0	0.2	4.2	0.6	(3.2)	(76.2)	(77.2)
Total	$514.9	100.0%	$647.0	100.0%	$(132.1)	(20.4)%	(20.0)%

Net sales information by product category is summarized as follows (dollars in millions):

	For the 26 Weeks Ended June 29, 2024		For the 26 Weeks Ended July 1, 2023		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$380.6	73.9%	$461.5	71.3%	$(80.9)	(17.5)%	(17.2)%
Smartwatches	17.3	3.4	42.2	6.5	(24.9)	(59.0)	(58.9)
Total watches	$397.9	77.3%	$503.7	77.8%	$(105.8)	(21.0)	(20.7)
Leathers	54.7	10.6	73.6	11.4	(18.9)	(25.7)	(25.0)
Jewelry	50.5	9.8	56.4	8.7	(5.9)	(10.5)	(9.4)
Other	11.8	2.3	13.3	2.1	(1.5)	(11.3)	(11.3)
Total	$514.9	100.0%	$647.0	100.0%	$(132.1)	(20.4)%	(20.0)%
In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by $2.6 million, including unfavorable impacts of $4.0 million in Asia and favorable impacts of $0.9 million and $0.5 million in our Americas and Europe segments, respectively, compared to the Prior Year YTD Period.
Americas Net Sales. Americas net sales decreased $55.0 million, or 19.3% (19.6% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. The sales declines were across most brands, but most significantly in the FOSSIL and MICHAEL KORS brands. Sales declined in all major channels. Comparable retail sales decreased moderately during the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Americas segment (dollars in millions):

	For the 26 Weeks Ended June 29, 2024		For the 26 Weeks Ended July 1, 2023		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$166.7	72.6%	$200.2	70.4%	$(33.5)	(16.7)%	(17.2)%
Smartwatches	10.7	4.7	21.0	7.3	(10.3)	(49.0)	(49.3)
Total watches	$177.4	77.3%	$221.2	77.7%	$(43.8)	(19.8)	(20.2)
Leathers	35.7	15.5	48.1	16.9	(12.4)	(25.8)	(25.8)
Jewelry	12.1	5.3	11.6	4.1	0.5	4.3	4.3
Other	4.4	1.9	3.7	1.3	0.7	18.9	18.4
Total	$229.6	100.0%	$284.6	100.0%	$(55.0)	(19.3)%	(19.6)%

Europe Net Sales. Europe net sales decreased $40.4 million, or 20.8% (21.1% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. Sales decreased across the Eurozone and in the majority of our brands, with the largest declines in MICHAEL KORS and FOSSIL. Sales declined in all major channels. Comparable retail sales in the region also decreased moderately during the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Europe segment (dollars in millions):

	For the 26 Weeks Ended June 29, 2024		For the 26 Weeks Ended July 1, 2023		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$112.8	73.4%	$131.2	67.7%	$(18.4)	(14.0)%	(14.3)%
Smartwatches	2.1	1.4	11.9	6.1	(9.8)	(82.4)	(82.4)
Total watches	$114.9	74.8%	$143.1	73.8%	$(28.2)	(19.7)	(20.0)
Leathers	8.1	5.3	11.8	6.1	(3.7)	(31.4)	(31.4)
Jewelry	25.7	16.7	33.9	17.5	(8.2)	(24.2)	(24.5)
Other	4.9	3.2	5.2	2.6	(0.3)	(5.8)	(5.9)
Total	$153.6	100.0%	$194.0	100.0%	$(40.4)	(20.8)%	(21.1)%

Asia Net Sales. Asia net sales decreased $33.5 million, or 20.4% (18.0% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. Net Sales declined across all channels. Sales growth in India and Australia were more than offset by declines in mainland China and the rest of Asia. Sales declines were predominantly in the EMPORIO ARMANI brand. Comparable retail sales declined moderately for the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Asia segment (dollars in millions):

	For the 26 Weeks Ended June 29, 2024		For the 26 Weeks Ended July 1, 2023		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$101.2	77.4%	$128.1	78.0%	$(26.9)	(21.0)%	(19.0)%
Smartwatches	4.5	3.5	9.4	5.7	(4.9)	(52.1)	(51.1)
Total watches	$105.7	80.9%	$137.5	83.7%	$(31.8)	(23.1)	(21.1)
Leathers	10.9	8.3	13.8	8.4	(2.9)	(21.0)	(17.4)
Jewelry	12.6	9.6	10.9	6.6	1.7	15.6	22.0
Other	1.5	1.2	2.0	1.3	(0.5)	(25.0)	(25.0)
Total	$130.7	100.0%	$164.2	100.0%	$(33.5)	(20.4)%	(18.0)%

Gross Profit. Gross profit of $270.3 million in the Year To Date Period decreased $47.0 million, or 14.8%, in comparison to $317.4 million in the Prior Year YTD Period. Gross profit margin rate increased to 52.5% in the Year To Date Period compared to 49.1% in the Prior Year YTD Period. The gross margin rate increase primarily reflects exiting the smartwatch category as part of our TAG plan and improved product margins in our core categories.
Operating Expenses. For the Year To Date Period, total operating expenses decreased to $333.6 million compared to $390.0 million in the Prior Year YTD Period. SG&A expenses were $305.9 million in the Year To Date Period in comparison to $378.1 million in the Prior Year YTD Period. As a percentage of net sales, SG&A expenses increased to 59.4% in the Year To Date Period as compared to 58.4% in the Prior Year YTD Period, mainly driven by decreased sales. During the Year To Date Period, we incurred restructuring costs of $26.7 million in comparison to restructuring costs of $11.7 million in the Prior Year YTD Period. We incurred other long-lived asset impairment charges of $1.0 million in the Year To Date Period compared to charges of $0.2 million in the Prior Year YTD Period. The translation of foreign-denominated expenses during the Year To

Date Period decreased operating expenses by $1.2 million when compared to the Prior Year YTD Period, as a result of the stronger U.S. dollar.
Operating Income (Loss). Operating income (loss) was a loss of $63.2 million in the Year To Date Period as compared to a loss of $72.6 million in the Prior Year YTD Period. As a percentage of net sales, operating margin was (12.3)% in the Year To Date Period as compared to (11.2)% in the Prior Year YTD Period and was positively impacted by approximately 20 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 26 Weeks Ended June 29, 2024	For the 26 Weeks Ended July 1, 2023	Change		Operating Margin %
			Dollars	Percentage	2024	2023
Americas	$23.4	$36.0	$(12.6)	(35.0)%	10.1%	12.6%
Europe	17.4	6.3	11.1	176.2	11.3	3.2
Asia	11.8	14.6	(2.8)	(19.2)	9.0	8.9
Corporate	(115.8)	(129.5)	13.7	10.6
Total operating income (loss)	$(63.2)	$(72.6)	$9.4	12.9%	(12.3)%	(11.2)%

Interest Expense. Interest expense decreased by $1.2 million during the Year To Date Period, primarily driven by a decreased debt balance compared to the Prior Year YTD Period.
Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net was income of $5.3 million in comparison to an income of $9.9 million in the Prior Year YTD Period. The change in other income (expense)-net was primarily due to lower net currency gains in the Year To Date Period as compared to the Prior Year YTD Period.
Provision for Income Taxes. Income tax benefit for the Year To Date Period was $(3.9) million, resulting in an effective income tax rate of 5.8%. The Prior Year YTD Period income tax benefit was $(5.6) million resulting in an effective tax rate of 7.7%. The Year to Date Period effective tax rate was unfavorable to the Prior Year YTD Period due to income tax accrued on certain foreign income and no tax benefit has been accrued on the U.S. tax losses and certain foreign tax losses due to the uncertainty of whether they can be used in the future.

Net Income (Loss) Attributable to Fossil Group, Inc. For the Year To Date Period, we had a net loss of $63.1 million, or $1.20 per diluted share, in comparison to a loss of $67.8 million, or $1.30 per diluted share, in the Prior Year YTD Period. Diluted loss per share in the Year To Date Period, as compared to the Prior Year YTD Period, was negatively impacted by $0.05 per diluted share due to the currency impact of a stronger U.S. dollar.

Adjusted Net Income (Loss). Adjusted net loss for the Year To Date Period was $41.4 million with adjusted loss per diluted share of $0.78 compared to adjusted net loss of $51.9 million with adjusted loss per diluted share of $1.00 in the Prior Year YTD Period.

Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 26 Weeks Ended June 29, 2024		For the 26 Weeks Ended July 1, 2023
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(67.1)	(13.0)%	$(73.1)	(11.3)%
Plus:
Interest expense	9.2		10.4
Amortization and depreciation	8.4		9.9
Other long-lived asset impairments	1.0		0.2
Other non-cash charges	0.2		(0.7)
Stock-based compensation	1.6		3.0
Restructuring expense	26.7		11.7
Restructuring cost of sales	(0.2)		8.2
Less:
Interest income	2.2		1.4
Adjusted EBITDA	$(22.4)	(4.4)%	$(31.8)	(4.9)%

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

	For the 26 Weeks Ended June 29, 2024
($ in millions, except per share data):	As Reported	Restructuring Cost of Sales	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(63.2)	$(0.2)	$1.0	$26.7	$(35.7)
Operating margin (% of net sales)	(12.3)%				(6.9)%
Interest expense	$(9.2)	$—	$—	$—	$(9.2)
Other income (expense) - net	5.3	—	—	—	5.3
Income (loss) before income taxes	(67.1)	(0.2)	1.0	26.7	(39.6)
Provision for income taxes	(3.9)	—	0.2	5.6	1.9
Less: net income attributable to noncontrolling interest	0.1	—	—	—	0.1
Net income (loss) attributable to Fossil Group, Inc.	$(63.1)	$(0.2)	$0.8	$21.1	$(41.4)
Diluted earnings (loss) per share	$(1.20)	$—	$0.02	$0.40	$(0.78)

	For the 26 Weeks Ended July 1, 2023
($ in millions, except per share data):	As Reported	Restructuring Cost of Sales	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(72.6)	$8.2	$0.2	$11.7	$(52.5)
Operating margin (% of net sales)	(11.2)%				(8.1)%
Interest expense	$(10.4)	$—	$—	$—	$(10.4)
Other income (expense) - net	9.9	—	—	—	9.9
Income (loss) before income taxes	(73.1)	8.2	0.2	11.7	(53.0)
Provision for income taxes	(5.6)	1.7	—	2.5	(1.4)
Less: Net income attributable to noncontrolling interest	(0.3)	—	—	—	(0.3)
Net income (loss) attributable to Fossil Group, Inc.	$(67.8)	$6.5	$0.2	$9.2	$(51.9)
Diluted earnings (loss) per share	$(1.30)	$0.12	$—	$0.18	$(1.00)

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the Second Quarter was $104.9 million, including $93.5 million held in banks outside the U.S., in comparison to cash and cash equivalents of $132.1 million at the end of the Prior Year Quarter and $117.2 million at the end of fiscal year 2023. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring expenditures and capital expenditures.
At the end of the Second Quarter, we had net working capital of $262.7 million compared to net working capital of $476.0 million at the end of the Prior Year Quarter. At the end of the Second Quarter, we had $2.6 million of short-term borrowings and $156.5 million in long-term debt including unamortized issuance costs compared to $0.4 million of short-term borrowings and $243.0 million in long-term debt including unamortized issuance costs at the end of the Prior Year Quarter.
Operating Activities. Cash from operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities of $39.0 million in the Year To Date Period improved as compared to cash used in operating activities of $83 million from the Prior Year YTD Period, primarily due to proactively managing our inventory levels down in the Year To Date Period.
Investing Activities. Investing cash flows consist of capital expenditures and changes in intangible and other assets.
Financing Activities. Financing cash flows primarily consist of borrowings and repayments of debt. The $72.8 million decrease in financing cash flows year-over-year was primarily due to less net borrowings during the Year To Date Period compared to the Prior Year YTD Period under the Revolving Facility.
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
The following table shows our sources of liquidity (in millions):

	June 29, 2024	July 1, 2023
Cash and cash equivalents	$104.9	$132.1
Revolver availability	50.8	45.5	[1]
Total liquidity	$155.7	$177.6

1 The revolver availability as of July 1, 2023 has been recast to conform with the current presentation, which excludes $27 million in available borrowings that would trigger a contingent covenant.

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
Year To Date 2024 Activity: We had net payments of $51.3 million under the Revolving Facility during the Year To Date Period at an average interest rate of 6.5%. As of June 29, 2024, we had $150.0 million outstanding under the Notes and $10.7 million outstanding under the Revolving Facility. We also had unamortized debt issuance costs of $4.2 million recorded in long-term debt and $2.2 million recorded in intangible and other assets-net on the condensed consolidated balance sheets. In addition, we had $5.2 million of outstanding standby letters of credit as of June 29, 2024. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby letters of credit. As of June 29, 2024, we had available borrowing capacity of $50.8 million under the Revolving Facility. At June 29, 2024, we were in compliance with all debt covenants related to our credit facilities. During the Second Quarter, we received U.S. tax refunds of $57.3 million.
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

Forward-Looking Statements
The statements contained in this Quarterly Report on Form10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, liquidity, business, TAG plan, strategic review and financing plans found in this "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words "may," "believes," "will," "should," "seek," "forecast," "outlook," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "predict," "potential," "plan," "expect" or the negative or plural of these words or similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: increased political uncertainty, the effect of worldwide economic conditions; the effect of pandemic; risks related to the success of our restructuring program; the impact of any activist shareholders; the failure to meet the continued listing requirements of Nasdaq; significant changes in consumer spending patterns or preferences; interruptions or delays in the supply of key components or products; acts of war or acts of terrorism; loss of key facilities; a data security or privacy breach or information systems disruptions; changes in foreign currency valuations in relation to the U.S. dollar; lower levels of consumer spending resulting from inflation, a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly introduced product lines; changes in the mix of product sales; the effects of vigorous competition in the markets in which we operate; compliance with debt covenants and other contractual provisions and meeting debt service obligations; risks related to the success of our business strategy; the termination or non-renewal of material licenses; risks related to foreign operations and manufacturing; changes in the costs of materials and labor; government regulation and tariffs; our ability to secure and protect trademarks and other intellectual property rights; levels of traffic to and management of our retail stores; loss of key personnel or failure to attract and retain key employees and the outcome of current and possible future litigation.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our Disclosure Controls were effective as of June 29, 2024.
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

Item 5. Other Information
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended June 29, 2024.

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

3.3	Sixth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023).

10.1	Fossil Group, Inc. 2024 Long-Term Incentive Plan.

10.2(1)(3)	Restricted Stock Unit Award for Outside Directors under the Fossil Group, Inc. 2024 Long-Term Incentive Plan.

31.1(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1(2)
Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)
Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FOSSIL GROUP, INC.

August 8, 2024	/S/ JEFFREY N. BOYER
Jeffrey N. Boyer
Interim Chief Executive Officer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)