Form 10-Q
period 2024-09-28
Fossil Group, Inc.
filed 2024-11-07
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 28, 2024

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

The number of shares of the registrant’s common stock outstanding as of October 29, 2024: 53,193,974

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 28, 2024

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	September 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$106,308	$117,197
Accounts receivable - net of allowances for doubtful accounts of $15,602 and $12,616, respectively	173,700	187,942
Inventories	226,389	252,834
Prepaid expenses and other current assets	69,460	152,717
Total current assets	575,857	710,690
Property, plant and equipment - net of accumulated depreciation of $362,279 and $384,688, respectively	45,215	57,244
Operating lease right-of-use assets	135,506	151,000
Intangible and other assets-net	55,830	59,096
Total long-term assets	236,551	267,340
Total assets	$812,408	$978,030
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$159,002	$147,161
Short-term debt	2,254	480
Accrued expenses:
Current operating lease liabilities	40,434	43,565
Compensation	36,855	44,789
Royalties	15,229	15,880
Customer liabilities	24,816	37,584
Transaction taxes	7,179	10,412
Other	22,220	27,811
Income taxes payable	9,534	14,795
Total current liabilities	317,523	342,477
Long-term income taxes payable	19,786	20,409
Deferred income tax liabilities	719	698
Long-term debt	173,444	206,983
Long-term operating lease liabilities	120,648	137,644
Other long-term liabilities	18,380	18,081
Total long-term liabilities	332,977	383,815
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 53,154 and 52,487 shares issued and outstanding at September 28, 2024 and December 30, 2023, respectively	532	525
Additional paid-in capital	314,133	311,709
Retained (deficit) earnings	(76,709)	18,403
Accumulated other comprehensive income (loss)	(73,579)	(76,405)
Total Fossil Group, Inc. stockholders’ equity	164,377	254,232
Noncontrolling interests	(2,469)	(2,494)
Total stockholders’ equity	161,908	251,738
Total liabilities and stockholders’ equity	$812,408	$978,030

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended September 28, 2024	For the 13 Weeks Ended September 30, 2023	For the 39 Weeks Ended September 28, 2024	For the 39 Weeks Ended September 30, 2023
Net sales	$287,819	$344,121	$802,693	$991,123
Cost of sales	145,587	182,458	390,119	512,076
Gross profit	142,232	161,663	412,574	479,047
Operating expenses:
Selling, general and administrative expenses	160,858	191,433	466,733	569,493
Other long-lived asset impairments	985	622	1,935	838
Restructuring expenses	4,849	16,003	31,575	27,732
Total operating expenses	166,692	208,058	500,243	598,063
Operating income (loss)	(24,460)	(46,395)	(87,669)	(119,016)
Interest expense	4,922	5,760	14,116	16,110
Other income (expense) - net	3,617	(3,093)	8,955	6,813
Income (loss) before income taxes	(25,765)	(55,248)	(92,830)	(128,313)
Provision (benefit) for income taxes	6,165	5,561	2,257	(34)
Net income (loss)	(31,930)	(60,809)	(95,087)	(128,279)
Less: Net income (loss) attributable to noncontrolling interests	101	253	25	574
Net income (loss) attributable to Fossil Group, Inc.	$(32,031)	$(61,062)	$(95,112)	$(128,853)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$7,065	$(3,801)	$2,948	$(1,994)
Cash flow hedges - net change	(856)	4,623	(103)	1,646
Pension plan activity	—	—	(19)	—
Total other comprehensive income (loss)	6,209	822	2,826	(348)
Total comprehensive income (loss)	(25,721)	(59,987)	(92,261)	(128,627)
Less: Comprehensive income (loss) attributable to noncontrolling interests	101	253	25	574
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(25,822)	$(60,240)	$(92,286)	$(129,201)
Earnings (loss) per share:
Basic	$(0.60)	$(1.16)	$(1.80)	$(2.47)
Diluted	$(0.60)	$(1.16)	$(1.80)	$(2.47)
Weighted average common shares outstanding:
Basic	53,171	52,466	52,863	52,219
Diluted	53,171	52,466	52,863	52,219

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended September 28, 2024
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, June 29, 2024	53,099	$531	$313,581	$—	$(44,678)	$(79,788)	$189,646	$(2,570)	$187,076
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	55	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	553	—	—	—	553	—	553
Net income (loss)	—	—	—	—	(32,031)	—	(32,031)	101	(31,930)
Other comprehensive income (loss)	—	—	—	—	—	6,209	6,209	—	6,209
Balance, September 28, 2024	53,154	$532	$314,133	$—	$(76,709)	$(73,579)	$164,377	$(2,469)	$161,908

For the 13 Weeks Ended September 30, 2023
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, July 1, 2023	52,446	$524	$308,768	$—	$107,700	$(77,488)	$339,504	$(2,602)	$336,902
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	31	1	—	—	—	—	1	—	1
Acquisition of common stock for employee tax withholding	—	—	—	(14)	—	—	(14)	—	(14)
Retirement of common stock	(5)	—	(14)	14	—	—	—	—	—
Stock-based compensation	—	—	1,849	—	—	—	1,849	—	1,849
Net income (loss)	—	—	—	—	(61,062)	—	(61,062)	253	(60,809)
Other comprehensive income (loss)	—	—	—	—	—	822	822	—	822
Balance, September 30, 2023	52,472	$525	$310,603	$—	$46,638	$(76,666)	$281,100	$(2,349)	$278,751

For the 39 Weeks Ended September 28, 2024
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 30, 2023	52,487	$525	$311,709	$—	$18,403	$(76,405)	$254,232	$(2,494)	$251,738
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	792	8	(8)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(111)	—	—	(111)	—	(111)
Retirement of common stock	(125)	(1)	(110)	111	—	—	—	—	—
Stock-based compensation	—	—	2,542	—	—	—	2,542	—	2,542
Net income (loss)	—	—	—	—	(95,112)	—	(95,112)	25	(95,087)
Other comprehensive income (loss)	—	—	—	—	—	2,826	2,826		2,826
Balance, September 28, 2024	53,154	$532	$314,133	$—	$(76,709)	$(73,579)	$164,377	$(2,469)	$161,908

For the 39 Weeks Ended September 30, 2023
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 31, 2022	51,836	$518	$306,241	$—	$175,491	$(76,318)	$405,932	$(2,923)	$403,009
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	800	8	(8)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(529)	—	—	(529)	—	(529)
Retirement of common stock	(164)	(1)	(528)	529	—	—	—	—	—
Stock-based compensation	—	—	4,898	—	—	—	4,898	—	4,898
Net income (loss)	—	—	—	—	(128,853)	—	(128,853)	574	(128,279)
Other comprehensive income (loss)	—	—	—	—	—	(348)	(348)	—	(348)
Balance, September 30, 2023	52,472	$525	$310,603	$—	$46,638	$(76,666)	$281,100	$(2,349)	$278,751

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 39 Weeks Ended September 28, 2024	For the 39 Weeks Ended September 30, 2023
Operating Activities:
Net income (loss)	$(95,087)	$(128,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	12,241	14,487
Non-cash lease expense	49,158	56,515
Stock-based compensation	2,178	4,580
Decrease in allowance for returns and markdowns	(6,932)	(231)
Net gain on disposal of assets	(4,182)	(3,258)
Property, plant and equipment and other long-lived asset impairment losses	1,935	838
Non-cash restructuring charges	501	5,048
Bad debt expense	5,518	2,986
Other non-cash items	2,497	1,385
Changes in operating assets and liabilities:
Accounts receivable	8,248	11,228
Inventories	26,602	45,879
Prepaid expenses and other current assets	79,620	16,490
Accounts payable	13,279	(31,124)
Accrued expenses	(17,773)	(23,732)
Income taxes	(6,162)	(15,535)
Operating lease liabilities	(55,470)	(65,239)
Net cash provided by (used in) operating activities	16,171	(107,962)
Investing Activities:
Additions to property, plant and equipment	(4,724)	(7,172)
Decrease (increase) in intangible and other assets	1,048	(1,247)
Proceeds from the sale of property, plant and equipment	7,822	23
Net cash provided by (used in) investing activities	4,146	(8,396)
Financing Activities:
Acquisition of common stock	(111)	(529)
Debt borrowings	69,708	162,615
Debt payments	(102,981)	(124,013)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	(422)	(2,316)
Net cash (used in) provided by financing activities	(33,806)	35,757
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,643	(2,751)
Net decrease in cash, cash equivalents, and restricted cash	(10,846)	(83,352)
Cash, cash equivalents, and restricted cash:
Beginning of period	121,583	204,075
End of period	$110,737	$120,723

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The information presented herein includes the thirteen-week period ended September 28, 2024 (“Third Quarter”) as compared to the thirteen-week period ended September 30, 2023 (“Prior Year Quarter”), and the thirty-nine week period ended September 28, 2024 ("Year To Date Period") as compared to the thirty-nine week period ended September 30, 2023 ("Prior Year YTD Period"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of September 28, 2024, and the results of operations for the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period. All adjustments are of a normal, recurring nature.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended September 28, 2024	For the 13 Weeks Ended September 30, 2023	For the 39 Weeks Ended September 28, 2024	For the 39 Weeks Ended September 30, 2023
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(32,031)	$(61,062)	$(95,112)	$(128,853)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	53,171	52,466	52,863	52,219
Basic EPS	$(0.60)	$(1.16)	$(1.80)	$(2.47)
Diluted EPS computation:
Diluted weighted average common shares outstanding	53,171	52,466	52,863	52,219
Diluted EPS	$(0.60)	$(1.16)	$(1.80)	$(2.47)

At the end of the Third Quarter and Year To Date Period, approximately 1.4 million and 1.6 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.1 million and 0.2 million weighted average performance-based shares at the end of the Third Quarter and Year To Date Period, respectively.
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
Cash, Cash Equivalents and Restricted Cash. Restricted cash included in intangible and other-assets net was comprised primarily of pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of September 28, 2024 and September 30, 2023 that are presented in the condensed consolidated statement of cash flows (in thousands):

	September 28, 2024	September 30, 2023
Cash and cash equivalents	$106,308	$116,132
Restricted cash included in prepaid expenses and other current assets	1,413	106
Restricted cash included in intangible and other assets-net	3,016	4,485
Cash, cash equivalents and restricted cash	$110,737	$120,723

Recently Issued and Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt ASU 2023-09 in the first quarter of 2025 on a prospective basis and expects the adoption of the updated guidance to result in the additional disaggregation of certain tax information within the Company's income tax footnote disclosure.
In November 2023, FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280), to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The amendments in this update will require public entities to disclose significant segment expenses that are regularly provided to the Company's chief operating decision maker and included within segment profit and loss, an amount and description of its composition for other segment items, and expanded interim disclosures. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements.

Adoption of ASU 2023-07 will result in additional segment-related footnote disclosures within the notes to the consolidated financial statements.
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
2. REVENUE
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended September 28, 2024
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$93,935	$74,162	$55,151	$—	$223,248
Smartwatches	3,997	(265)	236	—	3,968
Total watches	$97,932	$73,897	$55,387	$—	$227,216
Leathers	14,186	3,561	6,199	—	23,946
Jewelry	7,273	17,528	6,658	—	31,459
Other	1,942	2,067	734	455	5,198
Consolidated	$121,333	$97,053	$68,978	$455	$287,819

Timing of revenue recognition
Revenue recognized at a point in time	$121,243	$96,912	$68,861	$455	$287,471
Revenue recognized over time	90	141	117	—	348
Consolidated	$121,333	$97,053	$68,978	$455	$287,819

	For the 13 Weeks Ended September 30, 2023
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$113,611	$72,941	$66,103	$28	$252,683
Smartwatches	7,352	5,927	4,034	—	17,313
Total watches	$120,963	$78,868	$70,137	$28	$269,996
Leathers	20,815	6,201	5,993	—	33,009
Jewelry	8,797	19,892	5,928	—	34,617
Other	2,034	2,705	995	765	6,499
Consolidated	$152,609	$107,666	$83,053	$793	$344,121

Timing of revenue recognition
Revenue recognized at a point in time	$152,469	$107,479	$82,936	$518	$343,402
Revenue recognized over time	140	187	117	275	719
Consolidated	$152,609	$107,666	$83,053	$793	$344,121

	For the 39 Weeks Ended September 28, 2024
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$260,586	$186,918	$156,393	$—	$603,897
Smartwatches	14,677	1,834	4,726	—	21,237
Total watches	$275,263	$188,752	$161,119	$—	$625,134
Leathers	49,857	11,703	17,135	—	78,695
Jewelry	19,418	43,218	19,286	—	81,922
Other	6,397	6,952	2,173	1,420	16,942
Consolidated	$350,935	$250,625	$199,713	$1,420	$802,693

Timing of revenue recognition
Revenue recognized at a point in time	$350,637	$250,174	$199,370	$1,420	$801,601
Revenue recognized over time	298	451	343	—	1,092
Consolidated	$350,935	$250,625	$199,713	$1,420	$802,693

	For the 39 Weeks Ended September 30, 2023
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$313,842	$204,156	$194,259	$1,955	$714,212
Smartwatches	28,285	17,812	13,395	—	59,492
Total watches	$342,127	$221,968	$207,654	$1,955	$773,704
Leathers	68,889	17,959	19,746	—	106,594
Jewelry	20,439	53,773	16,808	—	91,020
Other	5,736	7,918	3,104	3,047	19,805
Consolidated	$437,191	$301,618	$247,312	$5,002	$991,123

Timing of revenue recognition
Revenue recognized at a point in time	$436,727	$301,047	$246,971	$4,177	$988,922
Revenue recognized over time	464	571	341	825	2,201
Consolidated	$437,191	$301,618	$247,312	$5,002	$991,123

Contract Balances. As of September 28, 2024, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had (i) no contract liabilities as of September 28, 2024 and December 30, 2023, respectively, related to remaining performance obligations on licensing income, (ii) $0.9 million and $1.7 million as of September 28, 2024 and December 30, 2023, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $2.2 million and $2.7 million as of September 28, 2024 and December 30, 2023, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	September 28, 2024	December 30, 2023
Components and parts	$14,415	$18,931
Work-in-process	185	—
Finished goods	211,789	233,903
Inventories	$226,389	$252,834

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 39 Weeks Ended September 28, 2024	For the 39 Weeks Ended September 30, 2023
Beginning balance	$10,122	$13,623
Settlements in cash or kind	(3,795)	(5,266)
Warranties issued and adjustments to preexisting warranties (1)	382	1,879
Ending balance	$6,709	$10,236
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended September 28, 2024	For the 13 Weeks Ended September 30, 2023	For the 39 Weeks Ended September 28, 2024	For the 39 Weeks Ended September 30, 2023
Income tax (benefit) expense	$6,165	$5,561	$2,257	$(34)
Effective tax rate	(23.9)%	(10.1)%	(2.4)%	—%
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

As of September 28, 2024, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $17.1 million, of which $17.1 million would favorably impact the effective tax rate in future periods, if recognized. The Company filed amended U.S. income tax returns for 2014-2017 under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which included a provision for the carryback of U.S. NOLs. The IRS reviewed the Company’s 2019 and 2020 U.S. tax returns and resulting net operating losses, as well as, the tax returns for 2014-2017; which are the carryback years. The Company has received the income tax refund for the 2019 U.S. tax NOL carryback. On March 27, 2024, The Company was informed that its 2019, 2020, and NOL carryback claims were approved by the IRS and Joint Committee on Taxation. The Company received a $57.3 million refund in April 2024. The Company released corresponding uncertain tax positions of $8.8 million in the first quarter of 2024. It is reasonably expected that certain uncertain tax positions will be resolved within the next 12 month period, and if resolved favorably, it would impact the tax rate by a benefit of approximately $13.9 million (including interest), excluding the $0.9 million which was recognized in the second quarter of fiscal year 2024.

The Company is also subject to examinations in various state and foreign jurisdictions for its 2013-2023 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of September 28, 2024, the Company has not recorded any new unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At September 28, 2024, the total amount of accrued income tax-related interest expense, net included in the condensed consolidated balance sheets was $6.6 million. There were no accrued tax-related penalties.
6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 53,154,308 and 52,487,020 shares issued and outstanding at September 28, 2024 and December 30, 2023, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at September 28, 2024 or December 30, 2023. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
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

At September 28, 2024 and December 30, 2023, all treasury stock had been effectively retired. As of September 28, 2024, the Company had $20.0 million of repurchase authorizations remaining under its repurchase program. The Company did not repurchase any common stock under its authorized stock repurchase plans during the Third Quarter, Prior Year Quarter, Year To Date Period or Prior Year YTD Period.

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. There was no activity related to stock appreciation rights during the Third Quarter, and there were no stock appreciation rights outstanding as of September 28, 2024

Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the Third Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at June 29, 2024	1,350	$3.17
Granted	1,675	1.11
Forfeited	(160)	2.98
Nonvested at September 28, 2024	2,865	$2.97

No restricted stock units vested during the Third Quarter. Vesting of performance restricted stock units is based on achievement of adjusted operating profit and adjusted operating margin targets.
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
Inducement Grant. In connection with the hiring of the Company’s Chief Executive Officer on September 18, 2024, the Board of Directors approved an inducement grant of 1,500,000 restricted stock units of the Company’s common stock.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables disclose changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended September 28, 2024
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(88,023)	$2,441	$5,794	$(79,788)
Other comprehensive income (loss) before reclassifications	7,065	(646)	—	6,419
Tax (expense) benefit	—	(2)	—	(2)
Amounts reclassed from accumulated other comprehensive income (loss)	—	192	—	192
Tax (expense) benefit	—	16	—	16
Total other comprehensive income (loss)	7,065	(856)	—	6,209
Ending balance	$(80,958)	$1,585	$5,794	$(73,579)

	For the 13 Weeks Ended September 30, 2023
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(88,874)	$(580)	$11,966	$(77,488)
Other comprehensive income (loss) before reclassifications	(3,801)	3,881	—	80
Tax (expense) benefit	—	59	—	59
Amounts reclassed from accumulated other comprehensive income (loss)	—	(882)	—	(882)
Tax (expense) benefit	—	199	—	199
Total other comprehensive income (loss)	(3,801)	4,623	—	822
Ending balance	$(92,675)	$4,043	$11,966	$(76,666)

	For the 39 Weeks Ended September 28, 2024
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(83,906)	$1,688	$5,813	$(76,405)
Other comprehensive income (loss) before reclassifications	2,948	404	(19)	3,333
Tax (expense) benefit	—	68	—	68
Amounts reclassed from accumulated other comprehensive income	—	424	—	424
Tax (expense) benefit	—	151	—	151
Total other comprehensive income (loss)	2,948	(103)	(19)	2,826
Ending balance	$(80,958)	$1,585	$5,794	$(73,579)

	For the 39 Weeks Ended September 30, 2023
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(90,681)	$2,397	$11,966	$(76,318)
Other comprehensive income (loss) before reclassifications	(1,994)	130	—	(1,864)
Tax (expense) benefit	—	687	—	687
Amounts reclassed from accumulated other comprehensive income (loss)	—	(1,568)	—	(1,568)
Tax (expense) benefit	—	739	—	739
Total other comprehensive income (loss)	(1,994)	1,646	—	(348)
Ending balance	$(92,675)	$4,043	$11,966	$(76,666)

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
Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended September 28, 2024		For the 13 Weeks Ended September 30, 2023
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$121,333	$21,926	$152,609	$25,818
Europe	97,053	23,359	107,666	13,290
Asia	68,978	16,376	83,053	15,951
Corporate	455	(86,121)	793	(101,454)
Consolidated	$287,819	$(24,460)	$344,121	$(46,395)

	For the 39 Weeks Ended September 28, 2024		For the 39 Weeks Ended September 30, 2023
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$350,935	$45,284	$437,191	$61,817
Europe	250,625	40,711	301,618	19,572
Asia	199,713	28,202	247,312	30,555
Corporate	1,420	(201,866)	5,002	(230,960)
Consolidated	$802,693	$(87,669)	$991,123	$(119,016)

The following table reflects net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended September 28, 2024		For the 13 Weeks Ended September 30, 2023
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$223,248	77.6%	$252,683	73.4%
Smartwatches	3,968	1.4	17,313	5.0
Total watches	$227,216	79.0%	$269,996	78.4%
Leathers	23,946	8.3	33,009	9.6
Jewelry	31,459	10.9	34,617	10.1
Other	5,198	1.8	6,499	1.9
Total	$287,819	100.0%	$344,121	100.0%

	For the 39 Weeks Ended September 28, 2024		For the 39 Weeks Ended September 30, 2023
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$603,897	75.2%	$714,212	72.1%
Smartwatches	21,237	2.6	59,492	6.0
Total watches	625,134	77.8%	$773,704	78.1%
Leathers	78,695	9.8	106,594	10.8
Jewelry	81,922	10.2	91,020	9.2
Other	16,942	2.2	19,805	1.9
Total	$802,693	100.0%	$991,123	100.0%

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

As of September 28, 2024, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	12.8	U.S. dollar	14.4
Canadian dollar	6.1	U.S. dollar	4.6
British pound	1.2	U.S. dollar	1.5
Japanese yen	78.8	U.S. dollar	0.6
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of September 28, 2024, the Company had non-designated forward contracts of $0.2 million on 3.6 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes are set forth below (in thousands):

	For the 13 Weeks Ended September 28, 2024	For the 13 Weeks Ended September 30, 2023
Cash flow hedges:
Forward contracts	$(648)	$3,940
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$(648)	$3,940

	For the 39 Weeks Ended September 28, 2024	For the 39 Weeks Ended September 30, 2023
Cash flow hedges:
Forward contracts	$472	$817
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$472	$817

The following tables disclose the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended September 28, 2024	For the 13 Weeks Ended September 30, 2023
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$159	$(1,368)
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$49	$685
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(20)	$29

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 39 Weeks Ended September 28, 2024	For the 39 Weeks Ended September 30, 2023
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$153	$(1,387)
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$422	$558
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(5)	$92

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	September 28, 2024		December 30, 2023		September 28, 2024		December 30, 2023
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$145	Prepaid expenses and other current assets	$339	Accrued expenses-other	$80	Accrued expenses-other	$1,044
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Accrued expenses-other	7	Accrued expenses-other	7
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	—	Intangible and other assets-net	20	Other long-term liabilities	—	Other long-term liabilities	28
Total		$145		$359		$87		$1,079

The following tables summarize the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended September 28, 2024		For the 13 Weeks Ended September 30, 2023
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$145,587	$3,617	$182,458	$(3,093)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$159	$49	$(1,368)	$685
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$(20)	$—	$29

	Effect of Derivative Instruments
	For the 39 Weeks Ended September 28, 2024		For the 39 Weeks Ended September 30, 2023
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$390,119	$8,955	$512,076	$6,813
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$153	$422	$(1,387)	$558
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$(5)	$—	$92

At the end of the Third Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through March 2025. As of September 28, 2024, a $0.1 million gain is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 28, 2024 (in thousands):

	Fair Value at September 28, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$145	$—	$145
Total	$—	$145	$—	$145
Liabilities:
Forward contracts	—	87	—	87
Total	$—	$87	$—	$87
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
As of September 28, 2024, the Company's Notes (as defined in Note 15— Debt Activity), excluding unamortized debt issuance costs, were recorded at cost and had a carrying value of $150.0 million and had a fair value of approximately $83.7 million. The fair value of the Company's Notes was based on Level 1 inputs. The Company's Revolving Facility (as defined in Note 15—Debt Activity) was recorded at cost and had a carrying value of $27.2 million and a fair value of approximately $19.7 million. The fair value of the Company's Revolving Facility was based on Level 2 inputs.
During the Year to Date Period, operating lease right-of-use ("ROU") assets with a carrying amount of $3.9 million and property, plant and equipment-net with a carrying value of $0.6 million were written down to a fair value of $2.6 million and $0.3 million, respectively, resulting in impairment charges of $1.6 million. During the Prior Year YTD Period, ROU assets with a carrying amount of $2.0 million and property, plant and equipment-net with a carrying value of $0.3 million were written down to a fair value of $1.3 million and $0.2 million, respectively, resulting in impairment charges of $0.8 million.
The fair values of operating lease ROU assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $1.6 million impairment expense in the Year to Date Period, $1.0 million, $0.5 million and $0.1 million was recorded in other long-lived asset impairments in the Asia, Europe and Americas segments, respectively. Of the $0.8 million impairment expense in the Prior Year YTD Period, $0.6 million and $0.2 million were recorded in other long-lived asset impairments in both the Europe and Americas segments, respectively.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		September 28, 2024		December 30, 2023
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,978	$3,335	$3,978	$3,256
Patents	3 - 20 yrs.	850	565	850	546
Trade name	6 yrs.	4,502	3,752	4,502	3,189
Other	7 - 20 yrs.	341	265	341	236
Total intangibles-subject to amortization		9,671	7,917	9,671	7,227
Intangibles-not subject to amortization:
Trade names		8,917		8,919
Other assets:
Deposits		15,349		16,168
Deferred tax asset-net		21,760		21,426
Restricted cash		3,016		4,309
Debt issuance costs		2,013		2,490
Other		3,021		3,340
Total other assets		45,159		47,733
Total intangible and other assets		$63,747	$7,917	$66,323	$7,227
Total intangible and other assets-net			$55,830		$59,096

Amortization expense for intangible assets was $0.2 million and $0.2 million for the Third Quarter and the Prior Year Quarter, respectively, and $0.7 million and $0.7 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2024 (remaining)	$229
2025	$726
2026	$138
2027	$120
2028	$114
Thereafter	$427

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
The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended September 28, 2024	For the 13 Weeks Ended September 30, 2023	For the 39 Weeks Ended September 28, 2024	For the 39 Weeks Ended September 30, 2023
Operating lease cost(1)	SG&A	$15,639	$18,108	$47,816	$54,599
Short-term lease cost	SG&A	$257	$302	$783	$812
Variable lease cost	SG&A	$5,363	$4,684	$16,000	$16,337
_______________________________________________
(1) Includes sublease income, which was immaterial.

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	September 28, 2024	December 30, 2023
Assets
Operating	Operating lease ROU assets	$135,506	$151,000
Liabilities
Current:
Operating	Current operating lease liabilities	$40,434	$43,565
Noncurrent:
Operating	Long-term operating lease liabilities	$120,648	$137,644

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	September 28, 2024	December 30, 2023
Weighted-average remaining lease term:
Operating leases	6.3 years	6.4 years
Weighted-average discount rate:
Operating leases	15.0%	14.9%

Future minimum lease payments by year as of September 28, 2024 were as follows (in thousands):

Fiscal Year	Operating Leases
2024 (remaining)	$17,887
2025	57,019
2026	42,690
2027	29,969
2028	18,724
Thereafter	88,639
Total lease payments	$254,928
Less: Interest	93,846
Total lease obligations	$161,082

Supplemental cash flow information related to leases was as follows (in thousands):

	For the 39 Weeks Ended September 28, 2024	For the 39 Weeks Ended September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$55,470	$65,239
Leased assets obtained in exchange for new operating lease liabilities	16,178	35,507

As of September 28, 2024, the Company did not have any material operating or finance leases that have been signed but not commenced.

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
As of September 28, 2024, the Company had $150.0 million and $27.2 million outstanding under the Notes and Revolving Facility, respectively. The Company had net borrowings of $16.5 million and net payments of $34.8 million under the Revolving Facility during the Third Quarter and Year To Date Period, respectively. Amounts available under the Revolving Facility were reduced by any amounts outstanding under standby Letters of Credit. As of September 28, 2024, the Company had available borrowing capacity of $23.8 million under the Revolving Facility. As of September 28, 2024, the Company had unamortized debt issuance costs of $3.7 million recorded in long-term debt and $2.0 million recorded in intangible and other assets-net on the Company's consolidated balance sheets. The Company incurred $2.6 million and $7.8 million of interest expense related to the Notes during the Third Quarter and Year To Date Period, respectively. The Company incurred $0.4 million and $1.8 million of interest expense related to the Revolving Facility during the Third Quarter and Year To Date Period, respectively. The Company incurred $0.6 million and $1.8 million of interest expense related to the amortization of debt issuance costs during the Third Quarter and Year To Date Period, respectively. At September 28, 2024, the Company was in compliance with all debt covenants related to its credit facilities.

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

The following table shows a summary of TAG plan charges (in thousands):

	For the 13 Weeks Ended September 28, 2024	For the 13 Weeks Ended September 30, 2023	For the 39 Weeks Ended September 28, 2024	For the 39 Weeks Ended September 30, 2023
Cost of sales	$—	$(1,347)	$(241)	$6,827
Selling, general and administrative expenses	4,849	16,003	31,575	27,732
Consolidated	$4,849	$14,656	$31,334	$34,559
The following table shows a rollforward of the accrued liability related to the Company’s TAG plan (in thousands):

	For the 13 Weeks Ended September 28, 2024
	Liabilities			Liabilities
	June 29, 2024	Charges	Cash Payments	September 28, 2024
Professional services	$11,319	$3,667	$11,149	$3,837
Severance and employee-related benefits	8,349	1,182	3,656	5,875
Charges related to exits of certain product offerings	300	—	—	300
Total	$19,968	$4,849	$14,805	$10,012

	For the 13 Weeks Ended September 30, 2023
	Liabilities				Liabilities
	July 1, 2023	Charges	Cash Payments	Non-cash Items	September 30, 2023
Stores and facilities closures	$—	$4,730	$—	$4,730	$—
Professional services	898	3,298	2,268	—	1,928
Severance and employee-related benefits	4,813	7,975	6,424	318	6,046
Charges related to exits of certain product offerings	7,474	(1,347)	—	—	6,127
Total	$13,185	$14,656	$8,692	$5,048	$14,101

	For the 39 Weeks Ended September 28, 2024
	Liabilities				Liabilities
	December 30, 2023	Charges	Cash Payments	Non-cash Items	September 28, 2024
Stores and facilities closures	$—	$143	$7	$136	$—
Professional services	117	17,719	13,999	—	3,837
Severance and employee-related benefits	8,117	13,713	15,590	365	5,875
Charges related to exits of certain product offerings	3,821	(241)	3,280	—	300
Total	$12,055	$31,334	$32,876	$501	$10,012

	For the 39 Weeks Ended September 30, 2023
	Liabilities				Liabilities
	December 31, 2022	Charges	Cash Payments	Non-cash Items	September 30, 2023
Stores and facilities closures	$—	$4,730	$—	$4,730	$—
Professional services	—	4,300	2,372	—	1,928
Severance and employee-related benefits	—	18,702	12,338	318	6,046
Charges related to exits of certain product offerings	—	6,827	700	—	6,127
Total	$—	$34,559	$15,410	5,048	$14,101

TAG plan restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended September 28, 2024	For the 13 Weeks Ended September 30, 2023	For the 39 Weeks Ended September 28, 2024	For the 39 Weeks Ended September 30, 2023
Americas	$652	$(488)	$1,174	$4,005
Europe	179	(368)	5,531	6,973
Asia	597	2,556	1,830	8,510
Corporate	3,421	12,956	22,799	15,071
Consolidated	$4,849	$14,656	$31,334	$34,559
In fiscal year 2022, the Company completed its New World Fossil 2.0 ("NWF 2.0”) restructuring program it launched in 2019. The following table shows a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	For the 13 Weeks Ended September 30, 2023
	Liabilities		Liabilities
	July 1, 2023	Cash Payments	September 30, 2023
Professional services	$47	$47	$—
Severance and employee-related benefits	260	124	136
Total	$307	$171	$136

	For the 39 Weeks Ended September 30, 2023
	Liabilities		Liabilities
	December 31, 2022	Cash Payments	September 30, 2023
Professional services	$74	$74	$—
Severance and employee-related benefits	2,821	2,685	136
Total	$2,895	$2,759	$136

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen week periods ended September 28, 2024 (the “Third Quarter”) and September 30, 2023 (the “Prior Year Quarter”), and the thirty-nine week periods ended September 28, 2024 (the "Year To Date Period") and September 30, 2023 (the "Prior Year YTD Period"). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
In August 2023, as a result of a more comprehensive review of our business operations, we expanded the scope of TAG to encompass multiple workstreams. Our goal in expanding TAG was to put additional emphasis on initiatives aimed at restructuring or optimizing our operations, exit or minimize certain product offerings, brands and distribution channels, strengthen gross margins through improvements in our sourcing and improve our working capital efficiency. Additionally, the board of directors has established a Special Board Committee to provide primary board oversight of our Transformation Office and drive accountability, timeliness and results in TAG. Approximately half of the TAG workstreams are designed to structurally improve our gross margins. Our 240 basis point gross margin rate improvement in the Third Quarter versus the Prior Year Quarter reflects improved product margins in our core categories and our exit of the smartwatch category. Our TAG workstreams on product sourcing and supply chain are expected to generate incremental year-over-year gross margin improvement in the latter part of fiscal 2024 as well. The remaining TAG workstreams are focused on removing costs from our expense structure with the goal of (i) re-calibrating our operating model for greater efficiency and lower fixed costs, (ii) driving savings in our procurement practices, and (iii) optimizing our direct channel operating costs. In the Third Quarter and Year To Date Period, SG&A expenses have declined 16% and 18%, respectively, as compared to the same prior year periods, reflecting savings across headcount, labor and services. We anticipate that our initiatives will continue to generate year-over-year operating expense savings in the remainder of fiscal 2024.

Under the expanded TAG plan, we increased the estimated economic benefits from the original $100 million in annualized cost savings target to be achieved by the end of fiscal 2024 to $300 million in annualized operating income benefits to be achieved by the end of fiscal 2025. Under the expanded program, we accelerated organizational restructuring, exited the smartwatch category, closed 45 underperforming stores in 2023 and expect to close approximately 55 underperforming stores in fiscal 2024. We have also reduced sku complexity across all categories in our assortment. Additionally, in 2024, we have implemented key elements from our sourcing initiatives under TAG, and expect to continue to realize benefits during the remainder of fiscal 2024. In connection with TAG, we expect to incur charges of approximately $100 million to $120 million over the duration of TAG and estimate approximately $40 million of charges for fiscal year 2024.

As we execute against the entire scope of TAG, we have an opportunity to improve our operating fundamentals, right size our cost structure, and return to sales growth. Aided by these measures, our long-term goal is to achieve gross margins above 50% and adjusted operating margins of approximately 10%(1).

In March 2024, we announced we would undertake a strategic review of our current business model and capital structure. This includes a broader set of efforts to optimize our business model and further reduce structural costs, monetize various assets, and could include additional debt and equity financing options.

In September 2024, Franco Fogliato was appointed Chief Executive Officer and a member of the Board of Directors. Under our new leadership, our short to intermediate term priorities will focus on three key areas: (i) redefining and focusing on the core business, (ii) rightsizing the business, and (iii) strengthening the balance sheet and improving liquidity.

Redefining the core business includes further simplifying the operating model, focusing on key categories, distribution channels, and geographies, making moves to reignite growth in the FOSSIL brand, and stabilizing sales in our major licensed brands. Rightsizing the business involves optimizing the infrastructure for profitability from a smaller, more focused base and will be incremental to our current TAG plan. With our third focus area, strengthening the balance sheet and improving liquidity, we are aggressively pursuing options which may include actions to monetize assets as we redefine our core and simplify our operations.

For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
(1) A reconciliation of adjusted operating margin, a non-GAAP financial measure, to a corresponding GAAP measure is not available on a forward-looking basis without unreasonable efforts due to the high variability and low visibility of certain income and expense items that are excluded in calculating adjusted operating margin.

Operating Segments

We operate our business in three segments which are divided into geographies. Net sales for each geographic segment are based on the location of the selling entity, and each reportable segment provides similar products and services.
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 116 Company-owned stores as of the end of the Third Quarter and an extensive collection of products available through our owned websites.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 67 Company-owned stores as of the end of the Third Quarter and an extensive collection of products available through our owned websites.
Asia: The Asia segment is comprised of sales to customers based in Australia, greater China (including mainland China, Hong Kong, Macau and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 68 Company-owned stores as of the end of the Third Quarter and an extensive collection of products available through our owned websites.
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

Results of Operations
Quarterly Periods Ended September 28, 2024 and September 30, 2023
Consolidated Net Sales. Net sales decreased $56.3 million, or 16.4%, for the Third Quarter as compared to the Prior Year Quarter, with sales declines in all three regions. The sales decrease was largely driven by overall category, consumer and channel softness. Our exit of smartwatches and store closures as part of our TAG initiatives negatively impacted sales in the Third Quarter by $23.2 million as compared to the Prior Year Quarter. Wholesale sales declined 12.1% (11.9% in constant currency), reflecting lower purchases by wholesale accounts due to tighter management of inventories and lower end-consumer demand. Direct to consumer sales declined by 23.7% (23.9% in constant currency), due to a smaller store base and declines in our comparable retail sales. We have reduced our store footprint by 52 stores (17%), since the end of the Prior Year Quarter. Global comparable retail sales decreased 12% due to decreases in both stores and our owned e-commerce websites. From a category perspective, traditional watch sales decreased 11.7% (11.6% in constant currency). Net sales in smartwatches decreased 76.9% (77.1% constant currency), as we exited the category. The leathers category decreased 27.6% (27.6% in constant currency) compared to the Prior Year Quarter, and jewelry sales decreased 9.0% (9.5% in constant currency). From a brand perspective, the most predominant sales declines were in FOSSIL, EMPORIO ARMANI and MICHAEL KORS brands.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended September 28, 2024		For the 13 Weeks Ended September 30, 2023		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$121.3	42.1%	$152.6	44.3%	$(31.3)	(20.5)%	(19.7)%
Europe	97.0	33.7	107.7	31.3	(10.7)	(9.9)	(11.2)
Asia	69.0	24.0	83.0	24.1	(14.0)	(16.9)	(16.6)
Corporate	0.5	0.2	0.8	0.3	(0.3)	(37.5)	(37.5)
Total	$287.8	100.0%	$344.1	100.0%	$(56.3)	(16.4)%	(16.3)%
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended September 28, 2024		For the 13 Weeks Ended September 30, 2023
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$223.2	77.6%	$252.7	73.4%	$(29.5)	(11.7)%	(11.6)%
Smartwatches	4.0	1.4	17.3	5.0	(13.3)	(76.9)	(77.1)
Total watches	$227.2	79.0%	$270.0	78.4%	$(42.8)	(15.9)	(15.8)
Leathers	23.9	8.3	33.0	9.6	(9.1)	(27.6)	(27.6)
Jewelry	31.5	10.9	34.6	10.1	(3.1)	(9.0)	(9.5)
Other	5.2	1.8	6.5	1.9	(1.3)	(20.0)	(20.0)
Total	$287.8	100.0%	$344.1	100.0%	$(56.3)	(16.4)%	(16.3)%

In the Third Quarter, the translation of foreign-based net sales into U.S. dollars mostly offset between regions, with favorable impacts of $1.4 million in Europe offset by unfavorable impacts of $1.2 million and $0.2 million and in our Americas and Asia segments, respectively, as compared to the Prior Year Quarter.
Stores. The following table sets forth the number of stores on the dates indicated below:

	September 30, 2023	Opened	Closed	September 28, 2024
Americas	143	2	29	116
Europe	87	0	20	67
Asia	73	2	7	68
Total stores	303	4	56	251

Americas Net Sales. Americas net sales decreased $31.3 million, or 20.5% (19.7% in constant currency), during the Third Quarter in comparison to the Prior Year Quarter. Sales decreases were largely in the FOSSIL and MICHAEL KORS brands. Sales decreased in wholesale, stores and e-commerce channels. Comparable retail sales were moderately negative during the Third Quarter.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Americas segment (dollars in millions):

	For the 13 Weeks Ended September 28, 2024		For the 13 Weeks Ended September 30, 2023
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$93.9	77.4%	$113.6	74.4%	$(19.7)	(17.3)%	(16.4)%
Smartwatches	4.0	3.3	7.4	4.8	(3.4)	(45.9)	(45.9)
Total watches	$97.9	80.7%	$121.0	79.3%	$(23.1)	(19.1)	(18.2)
Leathers	14.2	11.7	20.8	13.6	(6.6)	(31.7)	(31.3)
Jewelry	7.3	6.0	8.8	5.8	(1.5)	(17.0)	(17.0)
Other	1.9	1.6	2.0	1.3	(0.1)	(5.0)	—
Total	$121.3	100.0%	$152.6	100.0%	$(31.3)	(20.5)%	(19.7)%

Europe Net Sales. Europe net sales decreased $10.7 million, or 9.9% (11.2% in constant currency), during the Third Quarter in comparison to the Prior Year Quarter. Sales decreases were largely in the FOSSIL brand. Our sales decreased across much of the Eurozone and in all major channels. Comparable retail sales decreased moderately during the Third Quarter, with sales declines in our stores and owned e-commerce.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Europe segment (dollars in millions)

	For the 13 Weeks Ended September 28, 2024		For the 13 Weeks Ended September 30, 2023
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$74.2	76.5%	$72.9	67.7%	$1.3	1.8%	0.3%
Smartwatches	(0.3)	(0.3)	5.9	5.5	(6.2)	(105.1)	(105.1)
Total watches	$73.9	76.2%	$78.8	73.2%	$(4.9)	(6.2)	(7.6)
Leathers	3.6	3.7	6.2	5.8	(2.6)	(41.9)	(43.5)
Jewelry	17.5	18.0	19.9	18.5	(2.4)	(12.1)	(13.1)
Other	2.0	2.1	2.8	2.5	(0.8)	(28.6)	(25.9)
Total	$97.0	100.0%	$107.7	100.0%	$(10.7)	(9.9)%	(11.2)%

Asia Net Sales. Net sales in Asia decreased $14.0 million, or 16.9% (16.6% in constant currency), during the Third Quarter in comparison to the Prior Year Quarter. The sales decreases were largely driven by mainland China. The largest sales decreases were in the EMPORIO ARMANI and FOSSIL brands. Comparable retail sales decreased slightly during the Third Quarter, driven by our retail stores and partially offset by our owned e-commerce sales increases.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Asia segment (dollars in millions):

	For the 13 Weeks Ended September 28, 2024		For the 13 Weeks Ended September 30, 2023
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$55.2	80.0%	$66.1	79.6%	$(10.9)	(16.5)%	(16.2)%
Smartwatches	0.2	0.3	4.0	4.8	(3.8)	(95.0)	(95.0)
Total watches	$55.4	80.3%	$70.1	84.5%	$(14.7)	(21.0)	(20.7)
Leathers	6.2	9.0	6.0	7.2	0.2	3.3	1.7
Jewelry	6.7	9.7	5.9	7.1	0.8	13.6	13.6
Other	0.7	1.0	1.0	1.2	(0.3)	(30.0)	(30.0)
Total	$69.0	100.0%	$83.0	100.0%	$(14.0)	(16.9)%	(16.6)%

Gross Profit. Gross profit of $142.2 million in the Third Quarter decreased 12.0% in comparison to $161.7 million in the Prior Year Quarter. Our gross profit margin rate increased to 49.4% in the Third Quarter compared to 47.0% in the Prior Year Quarter. Our gross profit margin rate increase primarily reflects initiatives under our TAG Plan, including improved product margins in our core categories and our exit from the smartwatch category. These favorable impacts were partially offset by increased licensor minimum royalty costs.
Operating Expenses. Total operating expenses in the Third Quarter decreased by 19.9% to $166.7 million or 57.9% of net sales, in comparison to $208.1 million or 60.5% of net sales in the Prior Year Quarter. SG&A expenses were $160.9 million in the Third Quarter as compared to $191.4 million in the Prior Year Quarter. As a percentage of net sales, SG&A expenses increased to 55.9% in the Third Quarter as compared to 55.6% in the Prior Year Quarter due to decreased sales. Restructuring expenses were $4.8 million in the Third Quarter, compared to $16.0 million in the Prior Year Quarter. We incurred other long-lived asset impairment charges of $1.0 million in the Third Quarter compared to charges of $0.6 million in the Prior Year Quarter. The translation of foreign-denominated expenses during the Third Quarter did not significantly impact operating expenses.
Operating Income (loss). Operating loss in the Third Quarter was $24.5 million as compared to an operating loss of $46.4 million in the Prior Year Quarter. As a percentage of net sales, operating margin was (8.5)% in the Third Quarter compared to

(13.5)% in the Prior Year Quarter. Operating margin rate in the Third Quarter included an unfavorable impact of 30 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended September 28, 2024	For the 13 Weeks Ended September 30, 2023	Change		Operating Margin %
			Dollars	Percentage	2024	2023
Americas	$21.9	$25.8	$(3.9)	(15.1)%	18.1%	16.9%
Europe	23.3	13.3	10.0	75.2	24.1	12.3
Asia	16.4	16.0	0.4	2.5	23.7	19.2
Corporate	(86.1)	(101.5)	15.4	15.2
Total operating income (loss)	$(24.5)	$(46.4)	$21.9	(47.2)%	(8.5)%	(13.5)%
Interest Expense. Interest expense decreased by $0.8 million during the Third Quarter compared to the Prior Year Quarter, primarily driven by decreased borrowings.
Other Income (Expense)-Net. During the Third Quarter, other income (expense)-net was income of $3.6 million in comparison to expense of $3.1 million in the Prior Year Quarter, reflecting net currency gains in the Third Quarter as compared net currency losses in the Prior Year Quarter.
    Provision for Income Taxes. Income tax expense for the Third Quarter was $6.2 million, resulting in an effective income tax rate of (23.9)%. For the Prior Year Quarter, income tax expense was $5.6 million, resulting in an effective income tax rate of (10.1)%. The effective tax rate in the Third Quarter was unfavorable as compared to the Prior Year Quarter due to income tax accrued on certain foreign income and no tax benefit has been accrued on the U.S. tax losses and certain foreign tax losses due to the uncertainty of whether they can be used in the future, ultimately resulting in a negative effective tax rate.

Net Income (Loss) Attributable to Fossil Group, Inc. Third Quarter net income (loss) attributable to Fossil Group, Inc. was a net loss of $32.0 million, or $0.60 per diluted share, in comparison to a net loss of $61.1 million, or $1.16 per diluted share, in the Prior Year Quarter. During the Third Quarter, currencies favorably affected loss per diluted share by approximately $0.07.

Adjusted Net Income (Loss). Adjusted net income (loss) for the Third Quarter was a net loss of $27.4 million with adjusted loss per diluted share of $0.51 compared to adjusted net loss of $49.0 million with adjusted loss per diluted share of $0.93 in the Prior Year Quarter.

Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 13 Weeks Ended September 28, 2024		For the 13 Weeks Ended September 30, 2023
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(25.8)	(9.0)%	$(55.2)	(16.1)%
Plus:
Interest expense	4.9		5.8
Amortization and depreciation	3.8		4.5
Other long-lived asset impairments	1.0		0.6
Other non-cash charges	(0.5)		(0.2)
Stock-based compensation	0.6		1.5
Restructuring expense	4.8		16.0
Restructuring cost of sales	—		(1.3)
Less:
Interest income	1.1		1.0
Adjusted EBITDA	$(12.3)	(4.3)%	$(29.3)	(8.4)%

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

	For the 13 Weeks Ended September 28, 2024
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(24.5)	$1.0	$4.8	$(18.7)
Operating margin (% of net sales)	(8.5)%			(6.5)%
Interest expense	$(4.9)	$—	$—	$(4.9)
Other income (expense) - net	3.6	—	—	3.6
Income (loss) before income taxes	(25.8)	1.0	4.8	(20.0)
Provision (benefit) for income taxes	6.2	0.2	1.0	7.4
Less: net income attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to Fossil Group, Inc.	$(32.0)	$0.8	$3.8	$(27.4)
Diluted earnings (loss) per share	$(0.60)	$0.02	$0.07	$(0.51)

	For the 13 Weeks Ended September 30, 2023
($ in millions, except per share data):	As Reported	Restructuring Cost of Sales	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(46.4)	$(1.3)	$0.6	$16.0	$(31.1)
Operating margin (% of net sales)	(13.5)%				(9.0)%
Interest expense	$(5.8)	$—	$—	$—	$(5.8)
Other income (expense) - net	(3.1)	—	—	—	(3.1)
Income (loss) before income taxes	(55.2)	(1.3)	0.6	16.0	(39.9)
Provision for income taxes	5.6	(0.3)	0.1	3.4	8.8
Less: Net income attributable to noncontrolling interest	(0.3)	—	—	—	(0.3)
Net income (loss) attributable to Fossil Group, Inc.	$(61.1)	$(1.0)	$0.5	$12.6	$(49.0)
Diluted earnings (loss) per share	$(1.16)	$(0.02)	$0.01	$0.24	$(0.93)

Fiscal Year To Date Periods Ended September 28, 2024 and September 30, 2023
Consolidated Net Sales. Net sales decreased $188.4 million or 19.0% (18.7% in constant currency) for the Year To Date Period as compared to the Prior Year YTD Period. Sales declined in all three regions and all major channels. Global comparable retail sales decreased 12% due to sales decreases in our retail stores and owned e-commerce websites. Sales of smartwatches declined due to exiting the category. From a brand perspective, sales decreased throughout most of our brand portfolio, with the most predominant declines in FOSSIL, EMPORIO ARMANI and MICHAEL KORS brands.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 39 Weeks Ended September 28, 2024		For the 39 Weeks Ended September 30, 2023		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$351.0	43.7%	$437.2	44.1%	$(86.2)	(19.7)%	(19.7)%
Europe	250.6	31.2	301.6	30.4	(51.0)	(16.9)	(17.5)
Asia	199.7	24.9	247.3	25.0	(47.6)	(19.2)	(17.5)
Corporate	1.4	0.2	5.0	0.5	(3.6)	(72.0)	(72.0)
Total	$802.7	100.0%	$991.1	100.0%	$(188.4)	(19.0)%	(18.7)%

Net sales information by product category is summarized as follows (dollars in millions):

	For the 39 Weeks Ended September 28, 2024		For the 39 Weeks Ended September 30, 2023		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$603.9	75.2%	$714.2	72.1%	$(110.3)	(15.4)%	(15.2)%
Smartwatches	21.2	2.6	59.5	6.0	(38.3)	(64.3)	(64.2)
Total watches	$625.1	77.8%	$773.7	78.1%	$(148.6)	(19.2)	(19.0)
Leathers	78.7	9.8	106.6	10.8	(27.9)	(26.2)	(25.9)
Jewelry	81.9	10.2	91.0	9.2	(9.1)	(10.0)	(9.5)
Other	17.0	2.2	19.8	2.0	(2.8)	(14.1)	(13.6)
Total	$802.7	100.0%	$991.1	100.0%	$(188.4)	(19.0)%	(18.7)%
In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by $2.7 million, including unfavorable impacts of $4.3 million and $0.3 million in our Asia and Americas segments, respectively, and partially offset by a favorable impact of $1.9 million in our Europe segment, compared to the Prior Year YTD Period.
Americas Net Sales. Americas net sales decreased $86.2 million, or 19.7% (19.7% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. The sales declines were across most brands, but most significantly in the FOSSIL and MICHAEL KORS brands. Sales declined in all major channels. Comparable retail sales decreased moderately during the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Americas segment (dollars in millions):

	For the 39 Weeks Ended September 28, 2024		For the 39 Weeks Ended September 30, 2023		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$260.6	74.2%	$313.8	71.8%	$(53.2)	(17.0)%	(16.9)%
Smartwatches	14.7	4.2	28.3	6.5	(13.6)	(48.1)	(48.4)
Total watches	$275.3	78.4%	$342.1	78.2%	$(66.8)	(19.5)	(19.5)
Leathers	49.9	14.2	68.9	15.8	(19.0)	(27.6)	(27.6)
Jewelry	19.4	5.5	20.4	4.7	(1.0)	(4.9)	(5.9)
Other	6.4	1.9	5.8	1.3	0.6	10.3	15.5
Total	$351.0	100.0%	$437.2	100.0%	$(86.2)	(19.7)%	(19.7)%

Europe Net Sales. Europe net sales decreased $51.0 million, or 16.9% (17.5% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. Sales decreased across the Eurozone and in the majority of our brands, with the largest declines in FOSSIL, MICHAEL KORS and EMPORIO ARMANI brands. Sales declined in all major channels. Comparable retail sales in the region decreased moderately during the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Europe segment (dollars in millions):

	For the 39 Weeks Ended September 28, 2024		For the 39 Weeks Ended September 30, 2023		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$186.9	74.6%	$204.2	67.7%	$(17.3)	(8.5)%	(9.2)%
Smartwatches	1.9	0.8	17.8	5.9	(15.9)	(89.3)	(89.9)
Total watches	$188.8	75.4%	$222.0	73.6%	$(33.2)	(15.0)	(15.6)
Leathers	11.7	4.7	17.9	6.0	(6.2)	(34.6)	(35.6)
Jewelry	43.2	17.2	53.8	17.8	(10.6)	(19.7)	(20.3)
Other	6.9	2.7	7.9	2.6	(1.0)	(12.7)	(13.9)
Total	$250.6	100.0%	$301.6	100.0%	$(51.0)	(16.9)%	(17.5)%

Asia Net Sales. Asia net sales decreased $47.6 million, or 19.2% (17.5% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. Net Sales declined across all channels. Sales growth in India and Australia were more than offset by declines in mainland China and the rest of Asia. Sales declines were predominantly in the EMPORIO ARMANI and FOSSIL brands. Comparable retail sales declined moderately for the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Asia segment (dollars in millions):

	For the 39 Weeks Ended September 28, 2024		For the 39 Weeks Ended September 30, 2023		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$156.4	78.3%	$194.3	78.6%	$(37.9)	(19.5)%	(18.0)%
Smartwatches	4.7	2.4	13.4	5.4	(8.7)	(64.9)	(63.4)
Total watches	$161.1	80.7%	$207.7	84.0%	$(46.6)	(22.4)	(20.9)
Leathers	17.1	8.6	19.7	8.0	(2.6)	(13.2)	(11.2)
Jewelry	19.3	9.7	16.8	6.8	2.5	14.9	19.6
Other	2.2	1.0	3.1	1.2	(0.9)	(29.0)	(29.0)
Total	$199.7	100.0%	$247.3	100.0%	$(47.6)	(19.2)%	(17.5)%

Gross Profit. Gross profit of $412.6 million in the Year To Date Period decreased $66.5 million, or 13.9%, in comparison to $479.0 million in the Prior Year YTD Period. Gross profit margin rate increased to 51.4% in the Year To Date Period compared to 48.3% in the Prior Year YTD Period. Our gross profit margin rate increase primarily reflects initiatives under our TAG Plan, including improved product margins in our core categories and our exit from the smartwatch category. These favorable impacts were partially offset by increased licensor minimum royalty costs.
Operating Expenses. For the Year To Date Period, total operating expenses decreased to $500.2 million compared to $598.1 million in the Prior Year YTD Period. SG&A expenses were $466.7 million in the Year To Date Period in comparison to $569.5 million in the Prior Year YTD Period. As a percentage of net sales, SG&A expenses increased to 58.1% in the Year To Date Period as compared to 57.5% in the Prior Year YTD Period, mainly driven by decreased sales. During the Year To Date Period, we incurred restructuring costs of $31.6 million in comparison to restructuring costs of $27.7 million in the Prior Year YTD Period. We incurred other long-lived asset impairment charges of $1.9 million in the Year To Date Period compared to charges of $0.8 million in the Prior Year YTD Period. The translation of foreign-denominated expenses during the Year To Date Period decreased operating expenses by $1.3 million when compared to the Prior Year YTD Period, as a result of the stronger U.S. dollar.
Operating Income (Loss). Operating income (loss) was a loss of $87.7 million in the Year To Date Period as compared to a loss of $119.0 million in the Prior Year YTD Period. As a percentage of net sales, operating margin was (10.9)% in the Year To Date Period as compared to (12.0)% in the Prior Year YTD Period. Operating income (loss) was not significantly impacted by changes in foreign currencies in the Year To Date Period as compared the Prior Year YTD Period.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 39 Weeks Ended September 28, 2024	For the 39 Weeks Ended September 30, 2023	Change		Operating Margin %
			Dollars	Percentage	2024	2023
Americas	$45.3	$61.8	$(16.5)	(26.7)%	12.8%	14.0%
Europe	40.7	19.6	21.1	107.7	16.2	6.5
Asia	28.2	30.6	(2.4)	(7.8)	14.1	12.4
Corporate	(201.9)	(231.0)	29.1	12.6
Total operating income (loss)	$(87.7)	$(119.0)	$31.3	26.3%	(10.9)%	(12.0)%

Interest Expense. Interest expense decreased by $2.0 million during the Year To Date Period, primarily driven by a decreased debt balance compared to the Prior Year YTD Period.
Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net was income of $9.0 million in comparison to an income of $6.8 million in the Prior Year YTD Period. The change in other income (expense)-net was primarily due to increased net currency gains and interest income in the Year To Date Period as compared to the Prior Year YTD Period.
Provision for Income Taxes. Income tax expense for the Year To Date Period was $2.3 million, resulting in an effective income tax rate of (2.4)%. The Prior Year YTD Period income tax benefit was less than $0.1 million resulting in an effective tax rate of 0.03%. The Year to Date Period effective tax rate was unfavorable to the Prior Year YTD Period due to income tax accrued on certain foreign income and no tax benefit has been accrued on the U.S. tax losses and certain foreign tax losses due to the uncertainty of whether they can be used in the future.

Net Income (Loss) Attributable to Fossil Group, Inc. For the Year To Date Period, net loss was $95.1 million, or $1.80 per diluted share, in comparison to a loss of $128.9 million, or $2.47 per diluted share, in the Prior Year YTD Period. Diluted loss per share in the Year To Date Period, as compared to the Prior Year YTD Period, was positively impacted by $0.02 per diluted share due to the impact of currency.

Adjusted Net Income (Loss). Adjusted net loss for the Year To Date Period was $68.8 million with adjusted loss per diluted share of $1.30 compared to adjusted net loss of $101.0 million with adjusted loss per diluted share of $1.94 in the Prior Year YTD Period.

Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 39 Weeks Ended September 28, 2024		For the 39 Weeks Ended September 30, 2023
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(92.8)	(11.6)%	$(128.3)	(12.9)%
Plus:
Interest expense	14.1		16.1
Amortization and depreciation	12.2		14.5
Other long-lived asset impairments	1.9		0.8
Other non-cash charges	(0.4)		(0.9)
Stock-based compensation	2.2		4.6
Restructuring expense	31.6		27.7
Restructuring cost of sales	(0.2)		6.8
Less:
Interest income	3.3		2.3
Adjusted EBITDA	$(34.7)	(4.3)%	$(61.0)	(6.1)%

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

	For the 39 Weeks Ended September 28, 2024
($ in millions, except per share data):	As Reported	Restructuring Cost of Sales	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(87.7)	$(0.2)	$1.9	$31.6	$(54.4)
Operating margin (% of net sales)	(10.9)%				(6.8)%
Interest expense	$(14.1)	$—	$—	$—	$(14.1)
Other income (expense) - net	9.0	—	—	—	9.0
Income (loss) before income taxes	(92.8)	(0.2)	1.9	31.6	(59.5)
Provision for income taxes	2.3	—	0.4	6.6	9.3
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Fossil Group, Inc.	$(95.1)	$(0.2)	$1.5	$25.0	$(68.8)
Diluted earnings (loss) per share	$(1.80)	$—	$0.03	$0.47	$(1.30)

	For the 39 Weeks Ended September 30, 2023
($ in millions, except per share data):	As Reported	Restructuring Cost of Sales	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(119.0)	$6.8	$0.8	$27.7	$(83.7)
Operating margin (% of net sales)	(12.0)%				(8.4)%
Interest expense	$(16.1)	$—	$—	$—	$(16.1)
Other income (expense) - net	6.8	—	—	—	6.8
Income (loss) before income taxes	(128.3)	6.8	0.8	27.7	(93.0)
Provision for income taxes	—	1.4	0.2	5.8	7.4
Less: Net income attributable to noncontrolling interest	(0.6)	—	—	—	(0.6)
Net income (loss) attributable to Fossil Group, Inc.	$(128.9)	$5.4	$0.6	$21.9	$(101.0)
Diluted earnings (loss) per share	$(2.47)	$0.10	$0.01	$0.42	$(1.94)

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the Third Quarter was $106.3 million, including $93.1 million held in banks outside the U.S., in comparison to cash and cash equivalents of $116.1 million at the end of the Prior Year Quarter and $117.2 million at the end of fiscal year 2023. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring expenditures and capital expenditures.
At the end of the Third Quarter, we had net working capital of $258.3 million compared to net working capital of $436.4 million at the end of the Prior Year Quarter. At the end of the Third Quarter, we had $2.3 million of short-term borrowings and $173.4 million in long-term debt including unamortized issuance costs compared to $0.5 million of short-term borrowings and $255.9 million in long-term debt including unamortized issuance costs at the end of the Prior Year Quarter.
Operating Activities. Cash from operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities of $16.2 million in the Year To Date Period improved as compared to cash used in operating activities of $108.0 million from the Prior Year YTD Period, primarily due to the receipt of a U.S. tax refund of $57.3 million during the Year To Date Period and reduced inventory purchases.
Investing Activities. Investing cash flows increased in the Year To Date Period compared to the Prior Year YTD Period due to the sale of our building in France during the Third Quarter, which generated approximately $7.8 million in net proceeds.
Financing Activities. Financing cash flows primarily consist of borrowings and repayments of debt. The $69.6 million decrease in financing cash flows year-over-year was primarily due to net payments during the Year To Date Period compared to net borrowings in the Prior Year YTD Period under the Revolving Facility.
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
The following table shows our sources of liquidity (in millions):

	September 28, 2024	September 30, 2023
Cash and cash equivalents	$106.3	$116.1
Revolver availability(1)	23.8	23.4
Total liquidity	$130.1	$139.5

(1) The revolver availability excludes available borrowings that would trigger a contingent covenant.

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
Year To Date 2024 Activity: We had net payments of $34.8 million under the Revolving Facility during the Year To Date Period at an average interest rate of 6.4%. As of September 28, 2024, we had $150.0 million outstanding under the Notes and $27.2 million outstanding under the Revolving Facility. We also had unamortized debt issuance costs of $3.7 million recorded in long-term debt and $2.0 million recorded in intangible and other assets-net on the condensed consolidated balance sheets. In addition, we had $5.3 million of outstanding standby letters of credit as of September 28, 2024. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby letters of credit. As of September 28, 2024, we had available borrowing capacity of $23.8 million under the Revolving Facility. At September 28, 2024, we were in compliance with all debt covenants related to our credit facilities. During the Year To Date Period, we received U.S. tax refunds of $57.3 million.
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

Forward-Looking Statements
The statements contained in this Quarterly Report on Form10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, liquidity, business, TAG plan, strategic review and financing plans found in this "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words "may," "believes," "will," "should," "seek," "forecast," "outlook," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "predict," "potential," "plan," "expect" or the negative or plural of these words or similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: increased political uncertainty; the effect of worldwide economic conditions; the effect of any pandemics; risks related to the success of our restructuring program; the failure to meet the continued listing requirements of Nasdaq; significant changes in consumer spending patterns or preferences; interruptions or delays in the supply of key components or products; acts of war or acts of terrorism; loss of key facilities; a data security or privacy breach or information systems disruptions; changes in foreign currency valuations in relation to the U.S. dollar; lower levels of consumer spending resulting from inflation; a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly introduced product lines; changes in the mix of product sales; the effects of vigorous competition in the markets in which we operate; compliance with debt covenants and other contractual provisions and meeting debt service obligations; risks related to the success of our business strategy; the termination or non-renewal of material licenses; any impact of minimum royalty commitments in excess of royalties payable on actual sales; risks related to foreign operations and manufacturing; changes in the costs of materials and labor; government regulation and tariffs; our ability to secure and protect trademarks and other intellectual property rights; levels of traffic to and management of our retail stores; loss of key personnel or failure to attract and retain key employees and the outcome of current and possible future litigation.

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
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our Disclosure Controls were effective as of September 28, 2024.
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

Item 5. Other Information
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended September 28, 2024.

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

3.3	Sixth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023).

10.1(3)	Offer Letter, dated August 10, 2024, by and between Franco Fogliato and the Company.

31.1(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

FOSSIL GROUP, INC.

November 7, 2024	/S/ ANDREW SKOBE
Andrew Skobe
Interim Chief Financial Officer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)