Form 10-K
period 2024-12-28
Fossil Group, Inc.
filed 2025-03-12
CIK 883569

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 28, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock, $0.01 par value per share, held by non-affiliates of the registrant, based on the last sale price of the common stock as reported by the NASDAQ Global Select Market on July 1, 2024 was $69.5 million. For purposes of this computation, all officers, directors and 10% non-passive beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% non-passive beneficial owners are, in fact, affiliates of the registrant.
As of March 3, 2025, 53,258,663 shares of common stock were outstanding.
_________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be furnished to shareholders in connection with its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

FOSSIL GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2024

        In this Annual Report, references to “we,” “our,” “us,” "Fossil" and the “Company” refer to Fossil Group, Inc., including its consolidated subsidiaries as of December 28, 2024 ("fiscal 2024"), December 30, 2023 ("fiscal 2023") and December 31, 2022 ("fiscal 2022").
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

Strategic Risks

•we may not fully realize the expected cost savings, operating efficiencies or balance sheet and liquidity improvements from our restructuring plans and strategic review;
•our ability to anticipate and respond to changing fashion, functionality and product trends;
•our ability to continue to develop innovative products;
•our ability to execute our e-commerce business;
•consumer acceptance of new products, features or technology;
•our ability to grow our sales is dependent on our business strategy;
•rapidly changing regulatory requirements and political scrutiny of ESG matters;
•climate change and other environmental impacts.

Pandemic and Public Health Risks

•any impacts from pandemics and actions taken by governments, businesses, and individuals in response to pandemics.

Operational Risks

•supply chain disruptions resulting from changes in U.S. trade policy, particularly with China, or as a result of a pandemic;
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
•we face competition from traditional competitors as well as technology companies;
•any material disruption of our information systems;
•factors affecting international commerce and our international operations;
•changes in economic and social conditions in Asia, particularly China or India, and disruptions in international travel and shipping;
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
•our ability to enhance our liquidity and refinance our indebtedness prior to maturity;
•we may incur significantly more debt, including secured debt;
•impacts from a downgrade in our debt ratings;
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
•tariffs or other restrictions placed on imports, particularly from China, and any retaliatory trade measures taken by China;
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

PART I
Item 1. Business
Company
We are a design, innovation and distribution company specializing in consumer fashion accessories. Our products include watches, jewelry, handbags, small leather goods, belts and sunglasses. We design, develop, market and distribute products under our owned brands FOSSIL, SKAGEN, MICHELE, RELIC and ZODIAC and licensed brands ARMANI EXCHANGE, DIESEL, EMPORIO ARMANI, KATE SPADE NEW YORK, MICHAEL KORS, SKECHERS and TORY BURCH. Based on our range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.

Operating Strategy

Our goal is to drive shareholder value. We continue to operate in a very challenging business environment for our product offerings. In early 2023, we initiated our Transform and Grow plan (“TAG”), which was initially designed to reduce operating expenses, improve operating margins and advance our path to profitable growth. In August 2023, as a result of a more comprehensive business review, we expanded TAG to address a broader transformation and capture a greater level of benefits.

Under the expanded program, we focused on optimizing our core categories, brands, geographies and channels to restructure our operations to achieve improved gross margins, lower operating expenses and to reduce our working capital requirements. This comprehensive program encompassed various workstreams such as:

•organization and operating model optimization;
•sourcing and cost of goods sold opportunities;
•pricing, promotion, and markdown improvements;
•end-to-end product planning and inventory management enhancements;
•indirect procurement efficiencies, including marketing and information technology areas;
•logistics and distribution center operations efficiencies; and
•store rationalization and optimization programs.

To execute TAG, we established a Transformation Office in July 2023, composed of members of our senior management supported by a leading management consulting firm specializing in assisting companies in complex reorganizations. Additionally, in August 2023, the Company’s Board of Directors (the “Board”) established a Special Board Committee (the "Special Committee") to provide primary board oversight of the Transformation Office and drive accountability, timeliness and results of the program. We successfully concluded TAG in 2024, achieving annualized operating income benefits of $280 million.

In September 2024, we appointed Franco Fogliato Chief Executive Officer and a member of the Board and moved quickly to implement change and create a plan to return the Company to profitable growth (the "Turnaround Plan"). Our Turnaround Plan is centered on three key areas: (i) refocusing on our core, (ii) rightsizing our cost structure, and (iii) strengthening our balance sheet. The first key area, focused on our core, includes workstreams such as:

•building an operating model that is brand-led and consumer focused;
•returning to our core businesses with a renewed focus on traditional watches;
•our go-to market execution;
•launching a new FOSSIL brand platform;
•leveraging our major licensed brands;
•optimizing our wholesale global footprint; and
•driving channel profitability.

The second key area of our Turnaround Plan is focused on aligning the cost structure to our newly defined strategy. In 2025, we have initiatives including a corporate workforce reduction which occurred in late February, reduced costs associated with the transition of smaller international markets to a distributor model, and the closing of approximately 50 underperforming retail stores. We also expect to divest certain non-core assets and will seek to identify additional cost reduction opportunities across the organization.

Under our third key area, strengthening our balance sheet, we are pursuing initiatives to monetize non-core assets, improve working capital and strengthen liquidity. We are also continuing to work with strategic advisors to address our upcoming debt maturities in the third and fourth quarters of 2026.

In March 2024, we announced that we would undertake a strategic review of our current business model and capital structure. This includes a broader set of efforts to optimize our business model and further reduce structural costs, monetize various assets, and could include additional debt and equity financing options. In July 2024, the Company formed a special Strategic Planning and Finance Committee of the Board to oversee this review. In January 2025, the Strategic Planning and Finance Committee further assumed the responsibilities of the Special Committee and the Special Committee was dissolved.

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

Brands
We are home to a collection of world-class owned and licensed brands that share our passion for design and innovation. We make distinctive watches and lifestyle accessories, bringing each brand to life through an extensive global channel and distribution network. We believe that the way we use our time matters, and we’ve made it our goal to create lasting change at the intersection of fashion and technology.
Our consumer-first mindset drives every decision we make. By capitalizing on fashion trends and leveraging proprietary data and insights, we are able to deliver relevant, high-value products and experiences to consumers across a diverse range of price points, style preferences and geographies.

Brand Building

Our ambition is to capture a greater share of the growing global accessories market with a collection of the world's most distinctive brands. We are investing in and strengthening our core brands within our diverse owned and licensed portfolio, connecting with customers across price point, channel, geography and styles.

The ability to manage strong lifestyle brands is key to our success. Our multi–channel model delivers engaging experiences directly to our consumers through our owned channels of distribution, direct 1P marketplaces and via third party distributors.

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
ZODIAC
With a rich legacy dating back to 1882, ZODIAC is dedicated to excellence in precision, bold design and craftsmanship with authentic Swiss horology. Today, ZODIAC creates exclusive watches that maintain historical authenticity to vintage models while incorporating contemporary updates, specialized movements and always-improving functionality.

Licensed Brands
Our main licensed brands include ARMANI EXCHANGE, DIESEL, EMPORIO ARMANI, KATE SPADE NEW YORK, MICHAEL KORS, SKECHERS and TORY BURCH. As a result of our vertical integration, we are uniquely positioned to launch an accessory category, such as watches, in partnership with a licensor in a timely and consistent manner. Many of our major licensing relationships are exclusive for the brands we license and include traditional watches, and for certain other brands, jewelry.

Products
We design, develop, market and distribute accessories across a variety of product categories: watches, jewelry, handbags, small leather goods, belts and sunglasses. Additionally, we manufacture and/or distribute products under private label brands. The following table sets forth certain information with respect to the breakdown of our net sales and percentage change among proprietary, licensed and other brands for the fiscal years indicated (in millions, except for percentage data):

	Fiscal Year
	2024		2023		2022
	Dollars	% Change	Dollars	% Change	Dollars
Net sales
Proprietary	$588.1	(18.4)%	$720.4	(10.8)%	$807.7
Licensed	509.1	(19.3)	631.0	(19.3)	781.7
Other	47.8	(21.6)	61.0	(34.4)	93.0
Total	$1,145.0	(18.9)%	$1,412.4	(16.0)%	$1,682.4
Traditional Watches
Watches are our core global business. Sales of watches for fiscal years 2024, 2023 and 2022 accounted for approximately 78.4%, 77.6% and 77.9%, respectively, of our consolidated net sales.
Licensed Brands
We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain globally recognized fashion brands. The following table sets forth information with respect to our primary watch licenses:

Brand	Expiration Date [1]
ARMANI EXCHANGE	12/31/2026
DIESEL	12/31/2027
EMPORIO ARMANI	12/31/2026
KATE SPADE NEW YORK	12/31/2025
MICHAEL KORS	12/31/2027
SKECHERS	12/31/2029
TORY BURCH	12/30/2028
___________________________________________________________________
(1) Subject to early termination in certain circumstances

Fashion Accessories
In addition to our core watch business, we also design and create handbags, small leather goods, and belts across certain of our owned brands and jewelry under our owned brands and certain licensed brands. In the U.S. and certain international markets, we generally market our fashion accessory lines through the same distribution channels as our watches using similar marketing approaches. Our fashion accessories are typically sold in locations adjacent to watch departments, in store or online, which may lead to purchases by persons who are familiar with our watch brands. Sales of our accessory lines accounted for 19.7%, 20.5% and 19.8% of our consolidated net sales in fiscal years 2024, 2023 and 2022, respectively.
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
Stores

Our products are sold across approximately 130 countries worldwide through 22 Company-owned sales subsidiaries and through a network of 72 independent distributors. Our network of Company-owned stores included 110 retail stores and 138 outlet stores primarily operated under the FOSSIL brand as of December 28, 2024. In certain international markets, our products are also sold online and through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks.
We also operate stores under the WATCH STATION and WSI brands, in which we offer certain of our owned and licensed brand products to curate a unique collection of designer watches and jewelry for women and men. We offer a robust online and in-store experience in the United States, Europe and Asia that connects our customers to the stories, trends and latest innovations in the world of watches.

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

Distribution
We distribute our products globally through regional warehouses with our warehouse in Dallas, Texas serving the Americas, our warehouse in Eggstätt, Germany serving Europe and our warehouse in Hong Kong SAR serving Asia. For those countries in which our products are distributed, but where we don’t have a physical presence, we use third-party distributors. From our regional warehouses, our products are shipped to subsidiary warehouses, distributors, wholesale accounts or directly to customers in selected markets. Our extensive distribution network allows us to reach a diverse global customer base. We sell our products through a range of channels including e-commerce, Company-owned retail stores, department and specialty retail stores, airlines, mass markets and concessions.

Digital
Our holistic e-commerce efforts include three forms of digital channels. First, our owned global e-commerce websites for our brands deliver mobile-friendly experiences, personalized content, and seamless omni-channel integration with retail stores, including buy online pick up in store, curbside pickup and ship from store. Second, we sell our products to leading third-party online retailers and our wholesalers’ e-commerce websites. Third, we directly sell to consumers on major third-party platforms. We will continue to invest in growing our e-commerce capabilities in fiscal year 2025, with a focus on improving the end-to-end consumer experience, creating stronger customer relationship management ("CRM") journeys via first party data and bringing more engaging and accessible experiences across our channels.

Manufacturing and Sourcing
The vast majority of our products are sourced internationally. Most watch product sourcing is coordinated through our Hong Kong SAR subsidiary, Fossil (East) Limited (“Fossil East”). We have some limited watch assembly operations through an owned facility in India. Although we do not have long-term contracts with our unrelated watch and accessory manufacturers, we maintain long-term relationships with several manufacturers. These relationships developed due to the significant length of time we have conducted business with the same manufacturers. We believe that we are able to exert some operational control with regard to our principal watch assemblers because of our long-standing relationships. In addition, we believe that the relative size of our business with watch manufacturers gives us priority within their production schedules. Furthermore, the manufacturers understand our quality standards, which allow us to produce quality products supporting overall operating margins.
Our quality control program attempts to ensure that our products meet the standards established by our product development and quality staff. Development samples of products are inspected by us prior to placing orders with factories to ensure compliance with our designs. We also typically inspect or audit inspections of "top of production" samples of each product for compliance before or at the start of commencing production. The operations of the Hong Kong SAR and mainland Chinese factories that produce our products are monitored on a periodic basis by Fossil East.

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
We continue to explore innovations in the design and assembly of our products. As a result, we have been granted, and have pending, various U.S. and international design and utility patents related to certain product designs, features, and technologies. As of December 28, 2024, none of our patents were material to our business.
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
Significant Customer
No customer accounted for 10% or more of our consolidated net sales in fiscal years 2024, 2023 or 2022.
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
Governmental Regulation
Import Tariffs and Other Import Restrictions
Most of our products are assembled or manufactured overseas. As a result, the U.S. and countries in which our products are sourced or sold may from time to time modify existing import restrictions or barriers to trade, including duties (e.g., anti-dumping or countervailing duties), tariffs or other restrictions in a manner that adversely affects us. For example, our products imported for distribution in the U.S. are subject to normal U.S. customs duties and, sometimes, special tariff regimes. In the ordinary course of our business, we may also from time to time be subject to claims by the U.S. Customs & Border Protection for duties and other charges. Factors that may influence the modification or imposition of these restrictions include determinations imposing increased tariffs by, for example, the President or the U.S. Trade Representative that there is a national emergency or that a country has denied fair and equitable market access to U.S. firms that rely on intellectual property. The Trump Administration, during its first term from 2017 to 2021, imposed certain tariffs and retaliatory tariffs, as well as other trade restrictions on products and materials. In the new Administration, beginning in 2025, President Trump has imposed national emergency tariffs on trading partners and begun the process of reciprocal tariffs on trading partners, among other tariff and national security investigations. The national emergency tariffs include an additional 20% ad valorem tariff on products of China, as well as 25% tariffs on Canada and Mexico, with some exceptions. The newly imposed tariffs have resulted in retaliatory tariffs against U.S. goods by our country’s trading partners. We cannot adequately predict the effect these events have on our operations, even though many of our assembly and manufacturing operations are in China.
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
Point-of-Sale System

We recently implemented a new point-of-sale system at our retail stores globally. This point-of-sale system significantly enhances our omni-channel capabilities, allowing us to better serve our customers across channels with inventory and fulfillment.

Customer Data Platform

We utilize a next generation, cloud-based Customer Data Platform to better capture, identify, and manage our customer narrative and further enable our sales programs and interactive marketing initiatives in a more personalized, secure and dynamic manner.

Customer Master Data

Our master customer data is stored in a cloud native, industry standard design based on the Google Cloud Platform architecture, in order to better secure and improve the long-term performance and integration for future key marketing, analytics, artificial intelligence, and sales systems.

Human Capital Resources
As of December 28, 2024, our global workforce was approximately 5,200 employees, with 3,200 based in our international subsidiaries. None of our domestic or foreign-based employees are represented by a trade union; however, certain European-based employees engage in works councils that negotiate with management on behalf of applicable employees.
Commitment to Our Employees
We are a purpose-driven, consumer-centric organization that fosters an environment where employees thrive. In 2024, we introduced our first human resources strategy to strengthen a high-performance culture. We prioritize attracting, developing, and retaining top talent through compelling employment opportunities, competitive compensation, and a workplace culture that supports personal and professional growth.
Workforce Composition
Our global workforce spans the Americas (38%), Europe (27%), and Asia-Pacific (35%), with women representing 61% and men 39% of our employees. In the U.S., our team comprises 61% Black, Indigenous, and People of Color (BIPOC), 38% White, and 1% who prefer not to self-identify.
Over the past year, nearly 50% of external hires were BIPOC, reflecting a continued focus on embracing different backgrounds and perspectives. Additionally, our WINGEd! program (Women Inspired to Network and Grow through Education) continues to empower female leaders, contributing to women holding 57% of our global leadership positions. We have also been recognized for five consecutive years as a top employer for LGBTQ+ employees by the Human Rights Campaign.
Engaging the Fossil Group Workforce
We take pride in the strides we have made toward creating a work environment that is not only rewarding, but also deeply engaging and inspiring for our team members. In a world that evolves rapidly, our commitment to cultivating our culture remains steadfast. To surpass our goals and realize our ambitions, we are dedicated to a cycle of listening, learning, and collaboration. We aim to set impactful objectives, foster innovation, and maintain transparency about our journey, including our achievements and challenges.
By regularly surveying our employees, we gain valuable insights into their viewpoints, motivations, and the areas where we, as an organization, can enhance our operations. This process is crucial for building and maintaining genuine engagement. Our findings consistently highlight the importance of:

•Career growth and development;
•Effective communication;
•Recognition;
•A clear understanding of the company's future;
•Attractive compensation and benefits;
•And the chance to contribute to something greater.

To align our employees' aspirations with our business objectives, we have developed a workplace culture that includes:
•Comprehensive health and wellness benefits;
•Dynamic two-way communication strategies;
•Employee development programs that foster value creation;
•A performance management system that encourages growth opportunities through company support;
•Meaningful recognition mechanisms;
•A hybrid work model that balances flexibility with in-person collaboration; and
•A values-driven culture and workplace environment.
We also employ a standardized compensation framework to maintain our status as a competitive and fair employer.
This system ensures equitable pay by defining, documenting, and benchmarking positions against local market standards, utilizing third-party, leading-edge salary data to establish fair pay ranges for each role.
This overall engagement approach solidifies our position as a prime choice for talented individuals who are both high-performing and highly engaged.
Leadership Development & Succession Planning
We invest in cross-training and leadership readiness initiatives to ensure we have multiple strong candidates prepared for future transitions.
To support employee development, we launched four new global development programs under the Fossil Group Academy banner:
•Empower U (Individual Contributors): Enhancing communication, self-management, resilience, and decision-making.
•Evolve (Managers to Senior Directors): Strengthening leadership skills in coaching, execution, and team engagement.
•Leadership Accelerator (Senior Managers to VPs): Developing strategic leadership and motivation techniques.
•Leading with Impact (Directors to VPs): Focusing on talent development, emotional intelligence, and strategic influence.

Through these initiatives, 75% of our promotions have come from internal talent, with 58% of these promotions awarded to female employees.
Our Board and executive leadership oversee succession planning to ensure continuity in critical leadership roles. Our structured talent development process strengthens leadership pipelines and mitigates transition risks including:
•An increase in VP+ female representation by 6% from 2023 to 2024.
•Recent leadership appointments include the positions of Chief Executive Officer, Chief Commercial Officer, and Chief Digital Information Officer/EMEA General Manager.
•Employee retention improvement across distribution, retail, and corporate sectors, surpassing our five-year average.

Corporate Social Responsibility (CSR) & Sustainability
As part of our “Make Time for Good” CSR strategy, we focus on:
•Good for the Planet: Reducing our environmental footprint through sustainable design and operations.
•Good for Communities: Supporting empowerment initiatives and local community well-being.
•Good for People: Advancing inclusion and equity within our workforce.
Our annual CSR report, available at https://www.fossilgroup.com/sustainability/, outlines achievements and future sustainability goals.
Governance & Oversight
Our Board and related committees actively oversee human capital management, including:
•Nominating & Corporate Governance Committee: ESG matters oversight.
•Audit Committee: Monitoring enterprise risks, compliance with the Code of Conduct, and ethics policies.
•Compensation & Talent Management Committee: Reviewing compensation, benefits, and executive performance goals.
•Special Board committees: Overseeing strategic transformation initiatives, including organizational structure changes and strategic alternatives for the company.
Summary

Our commitment to human capital management is integral to our long-term success and business strategy. By fostering a high-performance culture, investing in leadership development, and prioritizing employee engagement, we continue to strengthen our workforce and drive sustainable growth. Our focus on our current workforce along with structured succession planning and competitive compensation practices, ensures that we attract and retain top talent while maintaining a dynamic and inclusive workplace.
Through robust governance and oversight, our leadership remains dedicated to transparency, accountability, and continuous improvement in our human capital initiatives. As we move forward, we remain steadfast in our mission to cultivate an environment where employees thrive, contribute meaningfully to our business objectives, and feel empowered to shape the future of Fossil Group.
Our people are our greatest asset, and we will continue to invest in their success, reinforcing our position as a top employer and industry leader in human capital excellence.
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

Strategic Risks

We may not fully realize the expected cost savings, operating efficiencies or balance sheet and liquidity improvements from our restructuring plans.

In March 2025, we announced that we had implemented our Turnaround Plan. Under the plan, we expect to achieve selling, general and administrative ("SG&A") cost savings of approximately $100 million through a series of initiatives including a strategic reduction in force which occurred in late February 2025, reduced costs associated with the transition of smaller international markets to a distributor model, and the closing of approximately 50 FOSSIL retail stores. We will seek to identify additional cost-reduction opportunities, which may generate incremental savings in 2025. In addition, we are pursuing initiatives to monetize non-core assets, improve working capital and bolster liquidity, and we are working with our strategic advisors to address our upcoming debt maturities under the Notes and Revolving Facility. Restructuring plans present significant potential risks that may impair our ability to achieve anticipated operating enhancements, cost reductions, balance sheet or liquidity improvements or otherwise harm our business, including higher than anticipated costs in implementing our Turnaround Plan, management distraction and employee attrition in excess of headcount reductions. If this program is not successful, then our results of operations and financial condition could be materially adversely affected.

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

E-commerce is a significant portion of our net revenues and was particularly impacted by the COVID-19 pandemic, which drove an acceleration in the shift to online shopping. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control, including changing consumer preferences, both domestically and abroad, and promotional or other advertising initiatives employed by our wholesale customers or other third parties on their e-commerce sites. Any failure on our part, or on the part of our third-party digital partners, to provide attractive, reliable, secure and user-friendly e-commerce platforms could negatively impact our consumers’ shopping experience, resulting in reduced website traffic, diminished loyalty to our brands and lost sales.

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

Our ability to grow our sales is dependent on the successful implementation of our business strategy. This includes prioritizing our core brands, markets and channels, rightsizing our organizational structure and improving our balance sheet. If we are not successful in the expansion or development of our product offerings, our new products are not profitable or do not generate sales comparable to those of our existing businesses, we are unable to successfully execute our business strategy or our restructuring and savings program does not achieve our desired results, our results of operations could be negatively impacted.

We also operate FOSSIL brand stores and other watch stores globally to further strengthen our brand image. As of December 28, 2024, we operated 248 stores worldwide. The costs associated with leasehold improvements to current stores and the costs associated with opening new stores and closing low performing stores, particularly those stores that have seen a significant reduction in traffic, could materially increase our costs of operation and result in impairment charges.
Rapidly changing regulatory requirements and political scrutiny of ESG matters could result in additional costs or risks and adversely impact our reputation.
Many jurisdictions in which we and our suppliers operate have begun enacting new environmental, social and governance ("ESG") or “sustainability” legislation and regulations. Such proposed and/or enacted regulations include new or expanded disclosure requirements regarding sustainability, recycling, emissions and other climate-related information, including disclosure of climate-related risks, and may also require independent auditors to provide some level of attestation to the accuracy of such disclosures. Our ability to comply with any such new ESG, sustainability and/or climate laws and regulations may lead to increased costs and operational complexity and/or we may be required to divert costs and resources in order to comply with any such requirements. In addition, it may become increasingly difficult to navigate differing political viewpoints around ESG and sustainability matters in the U.S. and many of the international locations in which we operate. Our failure or inability to comply with ESG-related regulations, to navigate the ESG political landscape or to meet the standards included in any sustainability report we publish or disclosures we make could negatively impact investor decisions, our reputation, employee retention and/or the willingness of our customers and suppliers to do business with us, as well as expose us to government enforcement action and/or private litigation.
The risks associated with climate change and other environmental impacts could negatively affect our business and operations.
Our business is susceptible to risks associated with climate change, including through disruption to our supply chain, potentially impacting the production and distribution of our products and availability and cost of raw materials. Increased frequency and intensity of weather events due to climate change could increase the risk of a significant disruption to our operations, including at our global offices and warehouses and transportation and manufacturing partners. While we are addressing climate-related issues impacting our business, there can be no assurance that we will be successful in achieving our goals. In addition, concern over climate change may result in new or additional legal, legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Failure to implement our strategy or achieve our goals could damage our reputation, causing our investors, consumers or employees to lose confidence in our Company and brands, and negatively impact our operations.
Pandemic and Public Health Risks
A pandemic has had in the past, and may have in the future, a material adverse impact on our business, operations, liquidity, financial condition and results of operations.

The COVID-19 pandemic caused global uncertainty and disruption in the geographic regions in which we run our business and where our suppliers, third-party manufacturers, retail stores, wholesale customers and consumers are located, particularly in China.

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
We experienced increased international transit times and increased shipping costs for a majority of our products, in association with and primarily as a result of the COVID-19 pandemic. Any future disruption in the flow of our imported merchandise from China or a material increase in the cost of those goods or transportation without any offsetting price increases may significantly decrease our profits.
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
We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of products bearing the brand names of certain globally recognized fashion brands. We sell products under certain licensed brands, including, but not limited to, ARMANI EXCHANGE, DIESEL, EMPORIO ARMANI, KATE SPADE NEW YORK, MICHAEL KORS, SKECHERS and TORY BURCH. Sales of our licensed products accounted for 44.5% of our consolidated net sales for fiscal year 2024, including MICHAEL KORS product sales, which accounted for 17.4% of our consolidated net sales, and ARMANI product sales, which accounted for 11.5% of our consolidated net sales.
Our significant third-party fashion brand license agreements have various expiration dates between the years 2025 and 2029. In addition, many of these license agreements require us to make minimum royalty payments, spend minimum amounts on marketing, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events. For example, our license agreement with MICHAEL KORS provides the licensor with a right to terminate some or all of the licensing rights if we fail to meet certain net sales thresholds for two consecutive years. For fiscal year 2024, we met the net sales thresholds for MICHAEL KORS. If we are unable to achieve the minimum net sales thresholds, minimum marketing spend, restrictive covenants and/or other obligations of a license, we would need to seek a waiver of the non-compliance from the applicable licensor or amend the agreement to modify the thresholds, covenants or obligations or face the possibility that the licensor could terminate the license agreement before its expiration date. Though waivers may be obtained for non-compliance, we, or the licensor, may instead elect to modify or terminate the license agreement.
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
During fiscal year 2024, our global comparable retail store sales decreased 14.5%. During fiscal year 2025, we anticipate closing a significant number of stores globally that have expiring lease terms. The success of our retail business depends, in part, on our ability to close low performing stores and to renew existing leases for better performing stores on terms that meet our financial targets. Our ability to close low performing stores and to renew leases for better performing stores on favorable terms and to operate them on a profitable basis will depend on various factors, including our ability to:
•negotiate acceptable lease renewal terms for existing locations, particularly for those existing locations that have experienced reductions in traffic, but that we would like to continue to operate;
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
There has been a decrease in traffic in many of the shopping malls and retail centers in which our stores are located, which was accelerated by the impact of the COVID-19 pandemic, and has resulted in a decrease in traffic to our stores. The resulting decrease in customers for our retail stores has had an adverse effect on our results of operations. Additionally, several national department store anchors have closed or will be closing a number of their locations in shopping malls, which is likely to further decrease traffic and put increasing financial strain on the operators of those shopping mall locations. The loss of an anchor or other significant tenant in a shopping mall in which we have a store, continued declines in traffic to shopping malls or the closure of a significant number of shopping malls in which we have stores, may have a material adverse effect on our results of operations.
We have key facilities in the U.S. and overseas, the loss or shut down of any of which could harm our business.
Our administrative, information technology and distribution operations in the U.S. are conducted primarily from two separate facilities located in the Dallas, Texas area. Our operations internationally are conducted from various administrative, distribution and assembly facilities outside of the U.S., particularly in mainland China, Germany, Hong Kong SAR and India. The complete or temporary loss of use of all or part of these facilities could have a material adverse effect on our business.
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
We face competition from traditional accessory competitors as well as technology companies in the watch category.
There is intense competition in each of the businesses in which we compete. In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches and accessories from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories domestically. In addition, we face strong competition in the watch category from technology companies that offer alternatives to our traditional watches, such as Apple, Garmin and Samsung. Many of these technology competitors have significantly greater financial, distribution, advertising and marketing resources than us. Our results of operations and market position may be adversely affected by our competitors and their competitive pressures in the watch and fashion accessory industries.

Any material disruption of our information systems could disrupt our business and reduce our sales.
We are increasingly dependent on information systems to operate our websites, process transactions, store customer information, manage inventory, monitor sales and purchase, sell and ship goods on a timely basis. We utilize SAP ERP in our U.S. operations and throughout most of our European operations to support our human resources, sales and distribution, inventory planning, retail merchandising and operational and financial reporting systems of our business, and Navision in our Asian operations to support many of the same functions on a local country level. We also use tools provided by salesforce.com, inc. in our CRM initiatives. We have implemented a new global point of sale system for our retail stores. We may experience operational problems with our information systems as a result of system failures, viruses, ransomware, computer "hackers" or other causes. These risks may be heightened as a result of our workforce that works remotely. Any material disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost, unavailable or delayed, which could result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. Moreover, the failure to maintain, or a disruption in, financial and management control systems could have a material adverse effect on our ability to respond to trends in our target markets, market our products and meet our customers' requirements.
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
During fiscal year 2024, we generated 65.1% of our net sales from outside of the U.S. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, some of which are discussed in more detail, including:
•recessions in foreign economies;
•political instability or uncertainty, including as a result of elections, economic instability, geopolitical events and tensions, wars and military conflicts;
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
Because we depend on foreign manufacturing, we are vulnerable to changes in economic and social conditions in Asia, particularly in China, and disruptions in international travel and shipping.
Because a substantial portion of our watches and jewelry and certain of our handbags, sunglasses and other products are assembled or manufactured in China, our success will depend to a significant extent upon future economic and social conditions existing in China. If these factories in China are disrupted for any reason, we would need to arrange for the manufacture and shipment of products by alternative sources. While we have initiatives in place to diversify certain of our manufacturing outside of China, because the establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery, we are unable to predict whether such new relationships would be on terms that we regard as satisfactory. Any significant disruption in our relationships with our manufacturing sources located in China would have a material adverse effect on our ability to manufacture and distribute our products. In addition, restrictions on travel to and from this and other regions, such as the travel restrictions that occurred with COVID-19, and any delays or cancellations of customer orders or the manufacture or shipment of our products, including on account of a pandemic or other health crises, could have a material adverse effect on our ability to meet customer deadlines and timely distribute our products in order to match consumer expectations.
The loss of key senior management personnel or our failure to attract and retain qualified personnel could negatively affect our business.
We depend on our senior management and other key personnel. We do not have "key person" life insurance policies for any of our personnel. Competition for qualified personnel in the fashion industry is intense. Our ability to attract and retain employees is influenced by our ability to offer competitive compensation and benefits, employee morale, our reputation, our financial performance, recruitment by other employers, perceived internal opportunities and macro unemployment rates. We appointed a new Chief Executive Officer in September 2024 and have experienced significant turnover of our executive team recently. The loss of any of our executive officers or other key employees could harm our business.
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
Risks Related to our Indebtedness
We are highly leveraged. Our substantial indebtedness and the corresponding cash debt service obligations could adversely affect our competitiveness, our liquidity, our operations, and our ability to obtain additional financing if necessary.

As of December 28, 2024, we had $168.1 million of outstanding indebtedness, not including $3.3 million of debt issuance costs, and we paid $23.8 million of interest during fiscal year 2024.

Our high level of indebtedness and corresponding high cash debt service obligations, could have important consequences, including the following:

•they may limit our ability to obtain additional financing or sell stock to fund our working capital, capital expenditures, debt repayments and debt service requirements;
•they may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;
•we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;
•they may make us more vulnerable to a downturn in our business or general adverse economic, regulatory and industry conditions, including rising tariffs;
•they may increase our cost of borrowing;
•they may limit our ability to reinvest in our business;
•they may limit our ability to refinance our indebtedness;
•they may require us to dedicate a substantial portion of our cash flow to service our debt; and
•there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing as needed.

Our ability to meet our cash requirements, including our debt service obligations, is dependent upon our ability to maintain and improve our operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which are beyond our control. Although we believe we have sufficient sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through the next twelve months, if our operating results do not meet our expectations or if we experience adverse financial, business and other factors that we do not currently anticipate, we could face liquidity constraints.
If we are unable to meet our liquidity requirements, we could be forced to sell assets, restructure or refinance our debt or raise additional capital through sales of equity or debt. We may be unable to take any of these actions on satisfactory terms or in a timely manner or at all, due to many factors, including our high level of indebtedness. Any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debt obligations could have a material adverse effect on us.
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
•unable to raise additional debt or equity financing;
•unable to refinance our debt;
•unable to sell underperforming assets; or
•unable to compete effectively or to take advantage of new business opportunities.

The Revolving Facility also requires us to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 if our Availability (as defined in the Revolving Facility) falls below a certain threshold. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Sources of Liquidity” for an additional discussion of this financial covenant.

The occurrence of certain specified change of control events would cause an event of default under the Revolving Facility. In such event, we may not be able to repay, refinance or restructure the Revolving Facility, or obtain a waiver of such event of default, on commercially reasonable terms, or at all.

A material portion of our assets, including our accounts receivable, inventory and intellectual property, are pledged to secure our obligations under the Revolving Facility and cannot be used as collateral for any other financings unless we refinance or terminate the Revolving Facility. As a result, it may be difficult for us to raise additional debt financing.

On November 8, 2021, we sold $150 million aggregate principal amount of our 7.00% Senior Notes due 2026 (the “Notes”). The Notes are general unsecured obligations of the Company and rank equally in right of payment with all of our existing and future senior unsecured and unsubordinated indebtedness, and rank senior in right of payment to any future subordinated indebtedness. The Notes are effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and the Notes are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of our subsidiaries (excluding any amounts owed by such subsidiaries to us).

The base indenture and first supplemental indenture that govern the Notes contain limited covenants and events of default. If an event of default (other than an event of default of the type described in the following sentence) occurs and is continuing with respect to the Notes, the trustee may, and at the direction of the registered holders of at least 25% in aggregate principal amount of the outstanding Notes shall, declare the principal of all Notes, together with all accrued and unpaid interest, to be due and payable immediately. If an event of default relating to certain events of bankruptcy, insolvency or reorganization of the Company occurs, the principal of all Notes, together with all accrued and unpaid interest, will become due and payable immediately without further action or notice by the trustee or any holder of the Notes. An event of default with respect to the Notes would also trigger an event of default under the Revolving Facility.

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

The Revolving Facility provides that the lenders thereunder may extend revolving loans in an aggregate principal amount not to exceed $225.0 million at any time outstanding, subject to the borrowing base availability limitations. As of December 28, 2024, we had $15.9 million outstanding under the Revolving Facility and available borrowing capacity of $53.4 million.

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

The Revolving Facility provides the administrative agent considerable discretion to impose reserves and to determine that certain assets are not eligible for inclusion in our borrowing base, which could materially reduce the maximum amount that we are able to borrow at any one time under the Revolving Facility. The administrative agent has imposed reserves previously, including a $10.0 million restructuring reserve in July 2024, that reduced the amount we were able to borrow under the Revolving Facility. There can be no assurance that the administrative agent will not impose additional reserves or exclude other assets from our borrowing base. If they do so, such actions could materially reduce our availability under the Revolving Facility, which could materially and adversely impact our liquidity and our ability to operate our business.

Under the Revolving Facility, if our unused Availability is less than a specified amount, which as of December 28, 2024, was $27.0 million, we must satisfy a fixed charge coverage ratio of at least 1.00 to 1.00 on certain specified dates. As of December 28, 2024, we would not have been in compliance with that fixed charge coverage ratio requirement if it had been applicable, so we could not have utilized our Revolving Facility to the extent that the remaining Availability under the Revolving Facility would have been less than $27.0 million. Unless our fixed charge coverage ratio improves, we will not be able to fully utilize all of the Availability under our Revolving Facility. This may further limit our liquidity and our ability to operate our business. There can be no assurance that our fixed charge coverage ratio will improve to the level necessary to allow us to fully utilize all of the Availability under our Revolving Facility.

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

If we complete an acquisition, our debt service requirements could increase. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity, reducing or delaying inventory purchases or capital expenditures, strategic acquisitions, investments and alliances or restructuring or refinancing our indebtedness.

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

We will need to repay, refinance or restructure all of our debt obligations on or before their respective maturity dates. The maturity date of the Revolving Facility is November 8, 2027, but if the Company has any indebtedness in an amount in excess of $35.0 million that matures prior to November 8, 2027, the maturity date of the Revolving Facility will be the 91st day prior to the maturity date of such other indebtedness. The maturity date of the Company’s $150.0 million of Notes is November 30, 2026. If the Notes are not repaid or refinanced to a later maturity date in a manner that reduces the balance due on November 30, 2026 to $35.0 million or less, the maturity date of the Revolving Facility will be August 31, 2026.

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

The terms of the Revolving Facility contain restrictions on our ability to incur additional indebtedness. However, this restriction is subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these exceptions could be substantial. The Notes do not limit our ability to incur additional indebtedness. Accordingly, we could incur significant additional secured indebtedness in the future under the Revolving Facility and significant additional secured and unsecured indebtedness under other debt instruments. As of December 28, 2024, the Revolving Facility provided for unused borrowing capacity under the Revolving Facility of up to $53.4 million, and the covenants under the Revolving Facility and the Notes would have allowed us to incur at least $85.0 million of additional debt outside of the Revolving Facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

Our earnings are exposed to interest rate risk associated with borrowings under the Revolving Facility. The terms of the Revolving Facility provide for interest on borrowings at a floating rate that is tied to SOFR. SOFR tends to fluctuate based on multiple facts, including general short-term interest rates, rates set by the U.S. Federal Reserve, and other central banks and general economic conditions. We have not hedged our interest rate exposure with respect to our floating rate debt. During fiscal year 2024, our average interest rate on borrowings under the Revolving Facility was 6.4%. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

The Notes bear interest at a fixed rate of 7.00% per annum. If interest rates decrease, the interest rate on the Notes would not change, and we would not be able to obtain the benefit of reduced interest rates unless we refinanced the Notes. This could put us at a competitive disadvantage to other companies that have only floating rate debt. We may not be able to refinance the Notes on commercially reasonable terms, or at all. Any redemption of the Notes prior to November 30, 2025 would trigger a redemption premium. Prior to November 30, 2025, the redemption price would be $25.25 for each $25.00 of Notes. In addition, any refinancing could be at higher interest rates and may require us to comply with more onerous covenants.

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
We have incurred substantial losses and negative cash flow in recent fiscal years. During fiscal years 2024 and 2023, we generated a net loss attributable to Fossil Group, Inc. of $102.7 million and $157.1 million, respectively. While our cash flow provided by operating activities was $46.7 million in fiscal year 2024, we used $59.5 million and $110.9 million of cash in operating activities during fiscal years 2023 and 2022, respectively. We will need to generate and sustain increased net sales levels in future periods and reduce expenses in order to become profitable and generate consistent positive cash flow, and even if we do, we may not be able to maintain or increase our level of profitability and cash flow. If we cannot become profitable or generate positive cash flow, our business, results of operations and financial condition could be materially and adversely affected.

A significant portion of our cash, cash equivalents and investments are held by our foreign subsidiaries, which could negatively affect future liquidity needs.
As of December 28, 2024, $92.5 million, or approximately 75% of our cash and cash equivalents were held by our foreign subsidiaries. While we intend to use some of the cash held outside the U.S. to fund our international operations, when we encounter a significant need for liquidity in the U.S. or other location that we cannot fulfill through other internal or external sources, our liquidity requirements could necessitate transfers of existing cash balances between our subsidiaries or to the U.S. Some of our subsidiaries are located in jurisdictions that require foreign government approval before a cash repatriation can occur. If we are unable to transfer existing cash balances in such a situation, our business, results of operations and financial condition could be materially and adversely affected.
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
Under The Organization for Economic Cooperation and Development ("OECD") Inclusive Framework, 140 countries agreed to enact a two-pillar solution to reform the international tax rules to address the challenges arising from the globalization and digitalization of the economy. The Pillar Two Global Anti-Base Erosion ("GloBE") Rules provide a coordinated system to ensure that multinational enterprises with revenues above EUR 750 million pay a minimum effective tax rate of 15% tax on the income arising in each of the jurisdictions in which they operate. They will be liable to pay a top-up tax for the difference between their GloBE effective tax rate per jurisdiction and the 15% minimum rate. It is the ultimate parent entity of the multinational enterprise that is primarily liable for the GLoBE top-up tax in its jurisdiction’s territory. Therefore, some countries may engage in domestic tax policy reforms in anticipation of the GloBE rules becoming effective and enact their own domestic minimum tax rates to avoid “tax leakage”. Notwithstanding any new local minimum tax regime which may be designed to reduce or eliminate the GloBE top-up tax, additional top-up tax under GLoBE may still be due. This will depend on the local effective tax rate calculation according to the specific rules set out in the Pillar Two implementation guidance. Certain provisions of Pillar Two are effective for tax years beginning in January 2024 with other provisions effective for subsequent tax years. The technical aspects of the calculation are still being developed. While the Company does not expect and material impact for fiscal year 2025, any increase in corporate tax rates or rules regarding the calculation of taxable income for the top-up tax could adversely affect our business, results of operations, financial condition and cash flow for future tax years.
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
Under our license agreements, we have experienced, and could again in the future experience, instances where our minimum royalty commitments exceeded the royalties payable based upon our sales of the licensed products. Payments of minimum royalties in excess of the royalties based on our sales of the licensed products reduce our margins and could adversely affect our results of operations.
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
In addition, changes in currency exchange rates may also affect the prices at which we sell products in foreign markets. For fiscal years 2024, 2023 and 2022, 65.1%, 63.6% and 63.1% of our consolidated net sales were generated outside of the U.S. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. For example, due to a stronger U.S. dollar in fiscal year 2024, the translation of foreign-based net sales into U.S. dollars decreased our reported net sales by approximately $5.3 million compared to fiscal year 2023. If the value of the U.S. dollar remains at its current levels or strengthens against foreign currencies, particularly against the euro, Chinese yuan, Indian rupee, Canadian dollar, South Korean won, British pound and Japanese yen, our financial condition and results of operations could be materially and adversely impacted. As a result, foreign currency fluctuations may have a material adverse impact on our financial condition and results of operations.
Legal, Compliance and Reputational risks
A data security or privacy breach could damage our reputation, harm our customer relationships, expose us to litigation or government actions, and result in a material adverse effect to our business, financial condition and results of operations.
We depend on information technology systems, the Internet and cloud and computer networks for a substantial portion of our retail and e-commerce businesses, including credit card transaction authorization and processing. We also receive and store personal information about our customers and employees, the protection of which is critical to us. In the normal course of our business, we collect, retain, and transmit certain sensitive and confidential customer information, including credit card information, over public networks. Our customers have a high expectation that we will adequately protect their personal information. In addition, personal information is highly regulated at the international, federal and state level. While we and our third-party service providers have safeguards in place to defend our systems against intrusions and attacks and to protect our data, we cannot be certain that these measures are sufficient to counter all current and emerging technology threats. Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers have been, and will continue to be, vulnerable to theft of physical information, security breaches, hacking attempts, computer viruses and malware, ransomware, phishing, lost data and programming and/or human errors. To date, none of these risks, intrusions, attacks or human error have resulted in any material liability to us. While we carry insurance policies that would provide liability coverage for certain of these matters, if we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage, and we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. Any electronic or physical security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security or those of our third party service providers, could disrupt our business, severely damage our reputation and our customer relationships, expose us to litigation and liability, subject us to governmental investigations, fines and enforcement actions, result in negative media coverage and distraction to management and result in a material adverse effect to our business, financial condition, and results of operations. In addition, as a result of security breaches at a number of prominent retailers and other companies, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment related thereto has become more uncertain. As a result, we may incur significant costs in complying with new and existing state, federal, and foreign laws regarding protection of, and unauthorized disclosure of, personal information. A successful ransomware attack on our systems could make them inaccessible for a period of time pending the payment of a ransom to unlock the systems or our ability to otherwise restore our access to our systems.
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
Beginning in July 2018, certain of our products have been subject to additional ad valorem duties imposed by the U.S. government on products of China under Section 301 of the Trade Act of 1974 and the International Emergency Economic Powers Act ("IEEPA"). These tariffs imposed via: (1) four successive “Lists” were first the result of an April 2018 determination by the Office of the U.S. Trade Representative (“USTR”) that China’s acts, practices, and policies with respect to technology transfer, intellectual property, and innovation are unreasonable or discriminatory and burden or restrict U.S. commerce; and, (2) two successive IEEPA tariffs amounting to 20% ad valorem imposed in February and March 2025 on products of China.
In particular, certain of our packaging and handbag products have been subject to an additional 25% ad valorem tariff, based on the first sale export price as imported into the U.S., since July 2018 (“List 1”). Certain of our handbag and wallet products were subject to an additional 10% ad valorem tariff, based on the first sale export price as imported into the U.S., beginning in September 2018, a rate that was then raised to 25% ad valorem from June 2019 to present (“List 3”). Finally, smartwatches, certain jewelry products, and several of our traditional watch products were subject to an additional 15% ad valorem tariff, based on the first sale export price as imported into the U.S., beginning in September 2019, a rate that was lowered to 7.5% ad valorem from February 2020 to present (“List 4A”). The IEEPA tariffs on products of China, in effect since February and March 2025, have increased the additional tariffs by 20% ad valorem.
USTR conducted a statutory review of the tariffs imposed under Section 301 of the Trade Act of 1974, which concluded in September 2024, but they remain in place without any modification for our products originating in China. We continue to monitor tariff developments, including these and the IEEPA tariffs, as well as proposals such as reciprocal tariffs, that pose potential risks. In this fast-paced international trade environment, we also monitor developments for any negotiated resolutions to offset some of the tariff exposure.

We have joined litigation before the U.S. Court of International Trade challenging the legality of the Section 301 List 3 and List 4A tariffs and seeking refunds of duties paid on imports that were subject to those tariffs. That litigation is ongoing in appeal stages. However, assuming no further offsets from price increases, sourcing changes, or other changes to trade policy and regulatory rulings, all of which are currently under review, the estimated gross profit exposure from the Section 301 and IEEPA tariffs is approximately $4.0 million in fiscal year 2025.
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
While we have a code of conduct for our manufacturing partners, any violation of labor or other laws by one of our independent manufacturers, or by one of our license partners, or the divergence of an independent manufacturer’s or license partner’s labor practices from those generally accepted as ethical in the U.S. or other countries in which the violation or divergence occurred, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation. In addition, certain of our license agreements are with named globally recognized fashion designers. Should one of these fashion designers, or any of our licensor companies, conduct themselves inappropriately or make controversial statements, the underlying brand, and consequently our business under that brand, could suffer. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations. As a result, should one of our independent manufacturers or licensors be found in violation of state or international laws or receive negative publicity, we could suffer financial or other unforeseen consequences.

Risks Relating to our Common Stock
Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our securities. While we did not receive any delisting notices in 2024, our Common Stock closed below the $1.00 closing bid requirement for Nasdaq on a number of trading dates in early 2024. Such a delisting would likely have a negative effect on the price of our securities and would impair stockholder’s ability to sell or purchase our securities. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. Holders of our stock may be unable to sell their securities unless a market can be established or sustained.

Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.
Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. For example, in February 2024, an activist stockholder nominated four directors for election at our 2024 annual meeting of stockholders. We reached an agreement in March 2024 with the activist stockholder, which resulted in the activist stockholder and the Company each nominating one candidate to the Board at our 2024 annual meeting. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific goal, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
•financial results reported or comments or releases by certain of our significant public licensing partners pertaining to the watch category;
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
We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Our management, including our CEO and Interim Chief Financial Officer ("Interim CFO"), does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the Company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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

As part of our cybersecurity program, we regularly test our cyber defenses by performing simulations and drills at a technical level, internal user susceptibility testing and reviewing our operational policies and procedures. Our cyber security team monitors alerts and meets to discuss threat levels, risk ranking, trends and remediation. We conduct security assessments on additions and changes to our systems and applications including third-party service providers. In addition, our Audit Services group conducts periodic reviews of cyber security controls, procedures, and applications and monitors remediation activities. Our assessment of risks associated with use of third-party providers is part of our overall cybersecurity risk management framework.

We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, we have experienced threats to our data and systems, including malware and computer virus attacks. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including "Any material disruption of our information systems could disrupt our business and reduce our sales" and “A data security or privacy breach could damage our reputation, harm our customer relationships, expose us to litigation or government actions, and result in a material adverse effect to our business, financial condition and results of operations.”

Governance

Our Board of Directors addresses our cybersecurity risk management as part of its general oversight function and has delegated to our Audit Committee responsibility for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

The CISO is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Audit Committee. Our CISO has a decade of experience leading cyber security oversight. Members of the security team have cybersecurity experience and certifications, such as the Certified Information Systems Security Professional certification. We regularly conduct training and/or simulations to ensure employees are aware of current cyber threats. Additionally, periodic tabletop exercises at a management level incorporate external advisors. All employees are required to complete cybersecurity training annually. We also require employees in certain roles to complete additional role-based, specialized cybersecurity training.

Our cybersecurity incident response process is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances including our CISO, our Interim Chief Financial Officer and our Chief Legal Officer. In addition, our incident response process includes reporting to the Audit Committee for certain cybersecurity incidents.

The Audit Committee receives reports quarterly from our CISO concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. Our Board of Directors also receives periodic reports from our CISO or Audit Committee regarding our overall cybersecurity program.

Item 2.    Properties
Company Facilities
As of the end of fiscal year 2024, we owned or leased the following material facilities in connection with our U.S. and international operations:

Location	Use	Approximate Square Footage	Owned / Leased
Eggstätt, Germany	Office, warehouse and distribution	383,000	Owned
Richardson, Texas	Corporate headquarters	383,000	Lease expiring in 2036
Dallas, Texas	Office, warehouse and distribution	518,000	Lease expiring in 2026
Hong Kong SAR	Warehouse and distribution	171,000	Lease expiring in 2027
Hong Kong SAR	Asia headquarters	40,000	Lease expiring in 2026
Basel, Switzerland	Europe headquarters	115,000	Lease expiring in 2036
Bangalore, India	Office	58,000	Lease expiring in 2025
Nalagarh, India	Factory	40,000	Lease expiring in 2025

Retail Store Facilities
As of the end of fiscal year 2024, we had 246 lease agreements for retail space for the sale of our products. The leases, including renewal options, expire at various times through 2036. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also generally required to pay our pro rata share of common area maintenance costs, real estate taxes, insurance, maintenance expenses and utilities.
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
As of March 3, 2025, there were 58 holders of record of our shares of common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher.
We have not declared or paid any dividends since our formation and currently do not intend to pay dividends for the foreseeable future. Our current business plan is to retain any future earnings to finance the growth of our business.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2010, our Board approved a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date. As of December 28, 2024, the Company had $20.0 million of repurchase authorizations remaining under its repurchase program.
During fiscal 2022, 1.0 million shares of our common stock were repurchased at a cost of $10.0 million. There were no repurchases of common stock during fiscal years 2024 and 2023.
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
Known or Anticipated Trends
Based on our recent operating results and current perspectives on our operating environment, we anticipate the following trends will continue to impact our operating results:
Tariffs Exposure: In early 2025, the current U.S. presidential administration announced significant new tariffs on foreign imports into the U.S., including from China, and has proposed additional new tariffs that may be implemented in the future. The Company is working to determine its tariff cost exposure, and potential mitigation plans, as well as the associated timing to implement such mitigation plans, if any. The impact to the Company’s results of operations and cash flows from the recently enacted and proposed tariffs cannot be determined at this time.
Economic Environment Impacting Consumer Spending Ability and Preferences: In 2024, macroeconomic headwinds continued, including persistent inflation and elevated short-term interest rates in addition to slowing economic conditions in many of our major markets. While the impact of these macroeconomic factors are difficult to quantify, we expect these conditions to continue to have a negative impact on consumer confidence and consumer demand for discretionary goods in many of our major markets.
Inventory Levels: Slower consumer demand across a wide array of discretionary goods has translated in some cases to excess inventory levels in key accounts and overall cautious buying patterns across our wholesale customers. With the challenging global macro environment, we expect many customers to continue to manage to leaner inventory levels than historically across our key categories to reduce inventory carrying risk. We will continue to proactively manage our inventory purchases to mitigate our cash flow and inventory risks.
World Conflicts: We continuously monitor the direct and indirect impacts from the military conflicts between Russia and Ukraine and in the Middle East. Our operations in Russia and Israel consist of sales through third-party distributors, and our sales in Russia and Israel are not material to our financial results. We have no other operations, including supply chain, in Israel, Palestine, Russia or Ukraine. However, the continuation of the current military conflicts or an escalation of the conflicts beyond their current scope may continue to weaken the global economy, negatively impact consumer confidence, and could result in additional inflationary pressures and supply chain constraints.

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

Business Strategies and Outlook: Our goal is to drive shareholder value. We continue to operate in a very challenging business environment for our product offerings.
In March 2024, we announced that we would undertake a strategic review of our current business model and capital structure. This includes a broader set of efforts to optimize our business model and further reduce structural costs, monetize various assets, and could include additional debt and equity financing options.
In September 2024, we appointed Franco Fogliato Chief Executive Officer and a member of the Board of Directors (the "Board") and moved quickly to implement change and create a plan to return the Company to profitable growth (the "Turnaround Plan"). Our Turnaround Plan is centered on three key areas: (i) refocusing on our core, (ii) rightsizing our cost structure, and (iii) strengthening our balance sheet.

As part of refocusing on our core we are building an operating model that is brand-led and consumer focused. We are returning to our core businesses with a renewed emphasis on traditional watches on our FOSSIL brand platform, as well as our go-to market execution. We are launching a new FOSSIL brand platform, leveraging our major licensed brands, optimizing our global wholesale footprint and driving channel profitability.

The second key area of our Turnaround Plan is focused on aligning the cost structure to our newly defined strategy. In 2025, we expect to achieve selling, general and administrative ("SG&A") cost savings of approximately $100 million in fiscal 2025 as compared to fiscal 2024 through a series of initiatives including a strategic reduction in force which occurred in late February 2025, reduced costs associated with the transition of smaller international markets to a distributor model, and the closing of approximately 50 FOSSIL retail stores. We also expect to divest certain non-core assets and will seek to identify additional cost-reduction opportunities, which may generate incremental savings in 2025.

Under our third key area, strengthening our balance sheet, we are actively pursuing initiatives to monetize non-core assets, improve working capital and strengthen liquidity. We are also continuing to work with strategic advisors to address our upcoming debt maturities in the third and fourth quarters of 2026.

In early 2023, we initiated our Transform and Grow plan (“TAG”), which was designed primarily to reduce operating expenses in order to improve operating margins and advance our path to profitable growth. The initial phase of TAG was designed to deliver $100 million in annualized cost savings by the end of fiscal year 2024.

In August 2023, as a result of a more comprehensive review of our business operations, we expanded the scope of TAG to encompass multiple workstreams. Our goal in expanding TAG was to put additional emphasis on initiatives aimed at restructuring or optimizing our operations, exiting or minimizing certain product offerings, brands and distribution channels, strengthening gross margins through improvements in our sourcing and improving our working capital efficiency. Additionally, the Board established a Special Committee to provide primary Board oversight of our Transformation Office and drive accountability, timeliness and results in TAG (the "Special Committee"). Approximately half of the TAG workstreams were designed to structurally improve our gross margins. The remaining TAG workstreams were focused on removing costs from our expense structure with the goal of (i) re-calibrating our operating model for greater efficiency and lower fixed costs, (ii) driving savings in our procurement practices, and (iii) optimizing our direct channel operating costs.

We are concluding our TAG plan as we transition to initiatives under our Turnaround Plan. Under the expanded TAG plan, we achieved annualized operating income benefits of $125 million in fiscal 2023 and an additional $155 million in fiscal 2024 for a total of $280 million over the two year period. Under the expanded TAG plan, we accelerated organizational restructuring, exited the smartwatch category, and closed 45 underperforming stores in 2023 and 59 underperforming stores in 2024. In fiscal 2024, SG&A expenses declined 18% as compared to fiscal year 2023, reflecting savings across headcount, labor and services from our TAG initiatives. We reduced sku complexity across all categories in our assortment and our TAG workstreams for product sourcing and supply chain generated incremental year-over-year gross margin improvement in the latter part of fiscal year 2024. Our 410 basis point gross margin rate improvement in fiscal year 2024 versus fiscal year 2023 reflects improved product margins in our core categories and our exit of the smartwatch category.

Aided by these initiatives, we achieved gross margins above 50% for fiscal year 2024. We aim to achieve positive adjusted operating margins as we continue to realize improvement across the workstreams. A reconciliation of adjusted operating margin, a non-GAAP financial measure, to a corresponding GAAP measure is not available on a forward-looking basis without unreasonable efforts due to the high variability and low visibility of certain income and expense items that are excluded in calculating adjusted operating margin.

Operating Segments
We operate our business in three segments which are divided into geographies. Net sales for each geographic segment are based on the location of the selling entity and each reportable segment provides similar products and services.
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 114 Company-owned stores as of the end of fiscal 2024 and an extensive collection of products available through our owned websites. As of the end of fiscal 2024, net sales in the Americas segment accounted for 45% of our consolidated revenue.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 65 Company-owned stores as of the end of fiscal 2024 and an extensive collection of products available through our owned websites. As of the end of fiscal 2024, net sales in the Europe segment accounted for 31% of our consolidated revenue.
Asia: The Asia segment is comprised of sales to customers based in Australia, China (including Hong Kong SAR, Macau SAR, and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 69 Company-owned stores as of the end of fiscal 2024 and an extensive collection of products available through our owned websites. As of the end of fiscal 2024, net sales in the Asia segment accounted for 24% of our consolidated revenue.
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
Product Returns.    We monitor customer returns and maintain a provision for estimated returns based upon historical experience, current information and any specific issues identified. While returns have historically been within our expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that our products are performing poorly in the retail market and/or we experience product damages or defects at a rate significantly higher than our historical rate, the resulting returns could have an adverse impact on the operating results for the period or periods in which such returns occur. If our allowance for product returns were to change by 10%, the impact, excluding taxes, would have been an approximate $1.5 million change to net income (loss).
Inventory.    We account for estimated obsolescence or unmarketable inventory equal to the difference between the average cost of inventory and the estimated net realizable value based upon assumptions about forecasted sales demand, market conditions and available liquidation channels. If actual future demand or market conditions are less favorable than those projected by management, or if liquidation channels are not readily available, additional inventory valuation reductions may be required. We assess our off-price sales on an ongoing basis and update our estimates accordingly. For every 1% of additional inventory valuation reductions as of fiscal year end 2024, we would have recorded an additional cost of sales of approximately $0.2 million.
Property, Plant and Equipment and Lease Impairment.    We test for asset impairment of property, plant and equipment and lease assets whenever events or conditions indicate that the carrying value of an asset might not be recoverable based on expected undiscounted cash flows related to the asset. In evaluating long-lived assets for recoverability, we calculate fair value using our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. When undiscounted cash flows estimated to be generated through the operations of our Company-owned retail stores are less than the carrying value of the underlying assets, the assets are impaired. If it is determined that assets are impaired, an impairment loss is recognized for the amount that the asset's book value exceeds its fair value. Should actual results or market conditions differ from those anticipated, additional losses may be recorded. We recorded impairment losses in long-lived asset impairments of $1.8 million, $1.7 million and $2.1 million in fiscal years 2024, 2023 and 2022, respectively, related to lease assets. We recorded impairment losses in long-lived asset impairments of $0.4 million, $0.4 million and $0.2 million in fiscal years 2024, 2023 and 2022, respectively, related to property, plant and equipment. We recorded impairment losses in restructuring charges of $5.4 million in fiscal year 2024, and no charges in fiscal years 2023 and 2022 related to lease assets. We recorded impairment losses in restructuring charges of $1.2 million, $0.0 million, $0.1 million in fiscal years 2024, 2023 and 2022, respectively, related to property, plant and equipment. In fiscal year 2024, an increase of 100 basis points to the discount rate would not have resulted in an increase to property, plant and equipment and lease impairment expense. A 10% decrease in future expected cash flows would have increased impairment expense by $0.3 million.
Income Taxes.    We record valuation allowances against our deferred tax assets, when necessary, in accordance with ASC 740, Income Taxes ("ASC 740"). Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made. The valuation allowance for fiscal years 2024, 2023 and 2022 was $226.5 million, $192.6 million and $143.3 million, respectively.
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
The GILTI provisions of the Tax Cuts and Jobs Act of 2017 (the "TCJ Act") requiring the inclusion of certain foreign earnings in U.S. taxable income will continue to have an adverse impact on our effective tax rate. The GILTI impact will be accounted for as incurred under the period cost method. In addition, our valuation allowance analysis is affected by various aspects of the TCJ Act, including the limitation on the deductibility of interest expense and the impact of the GILTI.
The OECD and over 140 countries have agreed to enact a two-pillar solution to reform the international tax rules to address the challenges arising from the globalization and digitalization of the economy. The GloBE Rules provide a coordinated system to ensure that multinational enterprises with revenues above 750 million euro pay a minimum effective tax rate of 15% tax on the income arising in each of the jurisdictions in which they operate. Many aspects of Pillar Two became effective for tax years beginning in January 2024, with certain remaining impacts to be effective in 2025. Each country must enact its own legislation to apply the Pillar Two rules. Pillar Two did not have a material impact on the Company's financial results, including its annual estimated effective tax rate or liquidity in 2024, but will continue to monitor future developments.

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
The attributes of this diversified business model produce varying ranges of gross profit margin. Generally, on a historical basis, our fashion branded traditional watch and jewelry offerings produce higher gross profit margins than our smartwatches and leather goods offerings. In addition, in most product categories that we offer, brands with higher retail price points generally produce higher gross profit margins compared to those of lower retail priced brands. However, smartwatches carry relatively lower margins than our major product categories. Gross profit margins related to sales in our Europe and Asia businesses are historically higher than our Americas business, primarily due to the following factors: (i) premiums charged in comparison to retail prices on products sold in the U.S.; (ii) the product sales mix in our international businesses, in comparison to our Americas business, is comprised more predominantly of watches and jewelry that generally produce higher gross profit margins than leather goods; and (iii) the watch sales mix in our Europe and Asia businesses, in comparison to our Americas business, are comprised more predominantly of higher priced licensed brands.

Operating Expenses include SG&A, long-lived asset impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of our retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize our Company’s infrastructure and store closures under our Turnaround, TAG and New World Fossil initiatives.

Results of Operations
Fiscal Year 2024 Compared to Fiscal Year 2023

Consolidated Net Sales.  Net sales decreased $267.4 million, or 18.9% (18.6% in constant currency), for fiscal year 2024, as compared to fiscal year 2023. Sales declined in all three regions. The sales decrease was largely driven by overall category, consumer and channel softness. Our exit of smartwatches and store closures as part of our TAG initiatives negatively impacted sales in fiscal year 2024 by $95 million as compared to fiscal year 2023. Wholesale sales declined 15.0% (14.6% in constant currency), reflecting lower purchases by wholesale accounts due to tighter management of inventories and lower end-consumer demand. Direct to consumer sales decreased 24.4% (24.1% in constant currency), partially due to a smaller store base. We have reduced our store footprint by 54 stores (17.9%), since the end of fiscal year 2023. Comparable retail sales decreased 14.5% during fiscal year 2024, compared to fiscal year 2023, with declines in both e-commerce and store sales, as we became less promotional. From a category perspective, traditional watch sales decreased 14.0% (13.6% in constant currency). Sales of smartwatches declined 69.2% (same in constant currency), as we exited the category. Leathers declined 29.9% (29.6% in constant currency) and jewelry declined 12.9% (12.4% in constant currency). From a brand perspective, sales decreased throughout most of our brand portfolio, with the most predominant declines in FOSSIL, EMPORIO ARMANI and MICHAEL KORS.
The following table sets forth consolidated net sales by segment and the changes in net sales by segment on both a reported and constant currency basis from period to period (dollars in millions):

	Fiscal Year
	2024		2023		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency
	Amounts		Amounts		Dollars
Americas	$515.2	45.0%	$640.8	45.4%	$(125.6)	(19.6)%	(19.1)%
Europe	357.6	31.2	437.4	31.0	(79.8)	(18.2)	(18.7)
Asia	270.1	23.6	328.2	23.2	(58.1)	(17.7)	(16.4)
Corporate	2.1	0.2	6.0	0.4	(3.9)	(65.0)	(65.0)
Total net sales	$1,145.0	100.0%	$1,412.4	100.0%	$(267.4)	(18.9)%	(18.6)%

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period (dollars in millions):

	Fiscal Year
	2024		2023		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency
	Amounts		Amounts		Dollars
Watches:
Traditional watches	$872.6	76.2%	$1,015.1	71.9%	$(142.5)	(14.0)%	(13.6)%
Smartwatches	24.9	2.2	80.9	5.7	(56.0)	(69.2)	(69.2)
Total watches	$897.5	78.4%	$1,096.0	77.6%	$(198.5)	(18.1)%	(17.7)%
Leathers	111.1	9.7	158.4	11.2	(47.3)	(29.9)	(29.6)
Jewelry	114.5	10.0	131.4	9.3	(16.9)	(12.9)	(12.4)
Other	21.9	1.9	26.6	1.9	(4.7)	(17.7)	(17.3)
Total net sales	$1,145.0	100.0%	$1,412.4	100.0%	$(267.4)	(18.9)%	(18.6)%
The following table sets forth the number of stores on the dates indicated below:

	December 30, 2023	Opened	Closed	December 28, 2024
Americas	143	0	29	114
Europe	86	0	21	65
Asia	73	5	9	69
Total stores	302	5	59	248
Americas Net Sales. Americas net sales decreased $125.6 million or 19.6% (19.1% in constant currency) for fiscal year 2024 as compared to fiscal year 2023. Sales decreased in almost all brands with the biggest decreases in FOSSIL and MICHAEL KORS. Sales decreased in our wholesale, stores and owned e-commerce channels. Comparable retail sales declined moderately during fiscal year 2024, with declines in both store and owned e-commerce channels.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Americas segment (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2024	2023	Dollars
Watches:
Traditional watches	$388.8	$456.7	$(67.9)	(14.9)%	(14.3)%
Smartwatches	18.7	37.7	(19.0)	(50.4)	(50.7)
Total watches	$407.5	$494.4	$(86.9)	(17.6)%	(17.1)%
Leathers	70.7	104.8	(34.1)	(32.5)	(32.3)
Jewelry	28.8	33.4	(4.6)	(13.8)	(14.1)
Other	8.2	8.2	—	—	—
Total	$515.2	$640.8	$(125.6)	(19.6)%	(19.1)%
Europe Net Sales. During fiscal year 2024, Europe net sales decreased $79.8 million or 18.2% (18.7% in constant currency) in comparison to fiscal year 2023. The greatest sales decreases were in the FOSSIL and MICHAEL KORS brands. Sales declined in our wholesale, stores and owned e-commerce channels. Comparable retail sales decreased moderately during fiscal year 2024, with declines in both store and owned e-commerce channels.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Europe segment (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2024	2023	Dollars
Watches:
Traditional watches	$269.2	$296.1	$(26.9)	(9.1)%	(9.6)%
Smartwatches	1.7	26.3	(24.6)	(93.5)	(93.5)
Total watches	$270.9	$322.4	$(51.5)	(16.0)%	(16.4)%
Leathers	17.0	25.9	(8.9)	(34.4)	(34.7)
Jewelry	60.9	78.9	(18.0)	(22.8)	(23.1)
Other	8.8	10.2	(1.4)	(13.7)	(13.9)
Total	$357.6	$437.4	$(79.8)	(18.2)%	(18.7)%

Asia Net Sales. In fiscal year 2024, Asia net sales decreased $58.1 million or 17.7% (16.4% in constant currency) in comparison to fiscal 2023. Sales decreased across the majority of the region, most notably in greater China, and were partially offset by sales growth in India and Australia. The greatest sales declines were in the EMPORIO ARMANI brand. Comparable retail sales decreased moderately during fiscal year 2024, with growth in owned e-commerce more than offset by declines in stores sales.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Asia segment (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2024	2023	Dollars
Watches:
Traditional watches	$214.6	$260.3	$(45.7)	(17.5)%	(16.3)%
Smartwatches	4.5	17.0	(12.5)	(73.5)	(72.9)
Total watches	$219.1	$277.3	$(58.2)	(21.0)%	(19.8)%
Leathers	23.5	27.8	(4.3)	(15.5)	(14.7)
Jewelry	24.7	19.1	5.6	29.3	33.5
Other	2.8	4.0	(1.2)	(30.0)	(29.3)
Total	$270.1	$328.2	$(58.1)	(17.7)%	(16.4)%

Gross Profit. Gross profit of $597.2 million in fiscal year 2024 decreased $82.4 million, or 12.1%, in comparison to $679.6 million in fiscal year 2023, driven mainly by the decrease in sales. The gross profit margin rate increased to 52.2% in fiscal year 2024 compared to 48.1% in fiscal year 2023, primarily due to initiatives under our TAG plan, including improved product margins in our core categories and our exit from the smartwatch category. These benefits were partially offset by a $7.6 million restructuring charge related to closure of our Swiss manufacturing operations.
Operating Expenses. For fiscal year 2024, total operating expenses decreased to $701.1 million or 61.2% of net sales, compared to $822.6 million or 58.2% of net sales in fiscal year 2023. SG&A expenses were $638.8 million in fiscal year 2024 compared to $777.2 million in fiscal year 2023. As a percentage of net sales, SG&A expenses increased to 55.8% in fiscal year 2024 as compared to 55.0% in fiscal year 2023, mainly driven by deleveraging on lower sales. During fiscal year 2024, we incurred $59.8 million in restructuring charges as compared to $43.3 million in fiscal year 2023.
Operating Income (Loss). Operating income (loss) was a loss of $103.9 million in fiscal year 2024, as compared to a loss of $143.0 million in the prior fiscal year. As a percentage of net sales, operating margin was (9.1)% in fiscal year 2024 as compared to (10.1)% in fiscal year 2023 and was negatively impacted by 10 basis points due to changes in foreign currencies.

Operating income (loss) by operating segment is summarized as follows (dollars in millions):

	Fiscal Year		Growth (Decline)		Operating Margin %
	2024	2023	Dollars	Percentage	2024	2023
Americas	$77.0	$82.7	$(5.7)	(6.9)%	15.0%	12.9%
Europe	64.7	41.0	23.7	57.8	18.1	9.4
Asia	40.0	38.2	1.8	4.7	14.8	11.6
Corporate	(285.6)	(304.9)	19.3	6.3
Total operating income (loss)	$(103.9)	$(143.0)	$39.1	27.3%	(9.1)%	(10.1)%
Interest Expense. Interest expense was $19.0 in fiscal year 2024 compared to $21.8 in the prior fiscal year. The decrease was primarily driven by a decreased debt balance in fiscal year 2024 compared to fiscal year 2023.
Other Income (Expense)—Net. During fiscal year 2024, other income (expense) - net was income of $4.9 million compared to income of $8.7 million in the prior fiscal year. The change in other income (expense)-net was primarily due to net currency losses in fiscal year 2024 as compared to net currency gains in fiscal year 2023. Net currency losses in fiscal 2024 were more than offset by interest income in fiscal 2024.
Provision for Income Taxes. During fiscal year 2024, there was an income tax benefit of $11.8 million, resulting in an effective tax rate of 10.0%, compared to (0.3)% in fiscal year 2023. The 2024 effective rate was favorably impacted by reduced foreign income taxes, release of reserves for uncertain tax positions and the accrual of interest income on tax receivables, whereas the 2023 effective rate was unfavorably impacted by the low level of pre-tax earnings and valuation allowances on deferred tax assets.

Net Income (Loss) Attributable to Fossil Group, Inc. In fiscal year 2024, net income (loss) attributable to Fossil Group, Inc. was a net loss of $102.7 million, or $1.94 per diluted share, in comparison to a net loss of $157.1 million, or $3.00 per diluted share, in the prior fiscal year. During fiscal year 2024, currency fluctuations unfavorably impacted diluted earnings (loss) per share by $0.04.
Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	Fiscal Year
	2024		2023
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(118.1)	(10.3)%	$(156.1)	(11.1)%
Plus:
Interest expense	19.0		21.8
Amortization and depreciation	16.0		19.1
Impairment expense	2.5		2.2
Other non-cash charges	3.3		(0.9)
Stock-based compensation	2.9		5.7
Restructuring expense	59.8		43.3
Restructuring cost of sales	7.3		5.5
Less:
Interest income	4.3		3.2
Adjusted EBITDA	$(11.6)	(1.0)%	$(62.6)	(4.4)%

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

	Fiscal Year 2024
($ in millions, except per share data):	As Reported	Restructuring Cost of Sales	Long-lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(103.9)	$7.3	$2.5	$59.8	$(34.3)
Operating margin (% of net sales)	(9.1)%				(3.0)%
Interest expense	19.0	—	—	—	19.0
Other income (expense) - net	4.9	—	—	—	4.9
Income (loss) before income taxes	(118.1)	7.3	2.5	59.8	(48.5)
Provision for income taxes	(11.8)	1.5	0.5	12.6	2.8
Less: net income attributable to noncontrolling interest	(3.6)	—	—	—	(3.6)
Net income (loss) attributable to Fossil Group, Inc.	$(102.7)	$5.8	$2.0	$47.2	$(47.7)
Diluted earnings (loss) per share	$(1.94)	$0.11	$0.04	$0.89	$(0.90)

	Fiscal Year 2023
($ in millions, except per share data):	As Reported	Restructuring Cost of Sales	Long-lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(143.0)	$5.5	$2.2	$43.3	$(92.0)
Operating margin (% of net sales)	(10.1)%				(6.5)%
Interest expense	21.8	—	—	—	21.8
Other income (expense) - net	8.7	—	—	—	8.7
Income (loss) before income taxes	(156.1)	5.5	2.2	43.3	(105.1)
Provision for income taxes	0.5	1.2	0.5	9.1	11.3
Less: net income attributable to noncontrolling interest	0.4	—	—	—	0.4
Net income (loss) attributable to Fossil Group, Inc.	$(157.1)	$4.3	$1.7	$34.2	$(116.9)
Diluted earnings (loss) per share	$(3.00)	$0.08	$0.03	$0.65	$(2.24)

Fiscal Year 2023 Compared to Fiscal Year 2022
For a discussion of our results of operations in fiscal year 2023 compared to fiscal year 2022, please see Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 filed with the SEC, which is incorporated herein by reference.

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of fiscal year 2024 was $123.6 million, including $92.5 million held by foreign subsidiaries outside the U.S., in comparison to $117.2 million at the end of fiscal year 2023, including $104.4 million held by foreign subsidiaries outside the U.S. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, royalty payments, restructuring charges and capital expenditures.
At the end of fiscal year 2024, we had working capital of $227.9 million compared to working capital of $368.2 million at the end of the prior fiscal year. At the end of fiscal year 2024, we had $2.2 million of outstanding short-term borrowings and $162.7 million in long-term debt including unamortized issuance costs compared to $0.5 million of short-term borrowings and $207.0 million in long-term debt including unamortized issuance costs at the end of fiscal year 2023.
Operating Activities. Cash provided by (used in) operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities of $46.7 million in fiscal year 2024 improved as compared to cash used in operating activities of $59.5 million in fiscal year 2023, primarily due to the receipt of a U.S. tax refund of $57.3 million during fiscal year 2024, management of other working capital items including inventory and a smaller net loss in fiscal year 2024 as compared to fiscal year 2023.

Investing Activities. Investing cash flows primarily consist of capital expenditures and are offset by proceeds from the sale of property, plant and equipment. Investing cash flows increased in fiscal year 2024 compared to fiscal year 2023 due to the sale of our building in France in fiscal year 2024, which generated approximately $7.8 million of net proceeds.
Financing Activities. Financing cash flows primarily consist of borrowings and repayments of debt. The increase in cash used in financing initiatives in fiscal year 2024 compared to fiscal year 2023 primarily resulted from $43.8 million of net debt payments in fiscal year 2024 as compared to $10.8 million of net debt payments in fiscal year 2023.
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
For the fiscal year ending January 2, 2026, we expect total capital expenditures to be approximately $5 million. Our capital expenditure budget is an estimate and is subject to change.
Sources of Liquidity. We believe cash flows from operations and proceeds from non-core asset sales, combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for at least the next twelve months. Although we believe we have adequate sources of liquidity, the success of our operations, in light of the market volatility and uncertainty, among other factors, could impact our business and liquidity.

The following table shows our sources of liquidity from cash and cash equivalents and Revolving Facility availability (in millions):

	Fiscal Year End
	2024	2023
Cash and cash equivalents	$123.6	$117.2
Revolving Facility availability	53.4	64.0
Total liquidity	$177.0	$181.2

We are pursuing initiatives to monetize non-core assets, improve working capital and bolster liquidity. We are also continuing to work with strategic advisors to address our upcoming debt maturities in the third and fourth quarters of 2026. We are assessing potential sources of supplemental liquidity in light of our operating performance, the timing of the expected benefits of our restructuring plans and other relevant considerations. In the event our liquidity becomes insufficient, we may be required to limit our spending or sell additional assets. In addition, we may seek additional deleveraging or refinancing transactions, including entering into transactions to exchange debt for other debt securities (including additional secured debt), issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, or may otherwise seek transactions to reduce interest expense, extend debt maturities and improve our capital structure. Any of these transactions could impact our financial results, including additional expenses, charges and cancellation of indebtedness income. We cannot assure you whether any of such transactions will be consummated, whether we will achieve the benefits of any such transaction, or whether our cost of capital will increase, any of which could have an impact on our future liquidity.
Notes: In November 2021, we sold $150.0 million aggregate principal amount of our 7.00% senior notes due 2026 (the "Notes"), generating net proceeds of approximately $141.7 million.
The Notes are our general unsecured obligations. The Notes bear interest at the rate of 7.00% per annum. Interest on the Notes is payable quarterly in arrears on February 28, May 31, August 31 and November 30 of each year. The Notes mature on November 30, 2026. We may redeem the Notes for cash in whole or in part at any time at our option at the following prices: (i) prior to November 30, 2025, at a price equal to $25.25 per $25.00 principal amount of Notes and (ii) on or after November 30, 2025, at a price equal to $25.00 per $25.00 principal amount of Notes, plus (in each case noted above) accrued and unpaid interest, if any, to, but excluding, the date of redemption.
Revolving Facility: On September 26, 2019, we and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other of our subsidiaries from time to time party thereto designated as borrowers, and certain of our subsidiaries from time to time party thereto as guarantors, entered into a secured asset-based revolving credit agreement (as amended from time to time, the "Revolving Facility") with JPMorgan Chase Bank, N.A. as administrative agent (the "ABL Agent"), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the "ABL Lenders"). On November 8, 2022 we entered into Amendment No. 4 (the "Amendment”) to the Revolving Facility. The Amendment, among other things, (i) extended the maturity date of the credit facility to November 8, 2027 (provided, that if we have any indebtedness in an amount in excess of $35 million that matures prior to November 8, 2027, the maturity date of the credit facility shall be the 91st day prior to the maturity date of such other indebtedness) and (ii) changed the calculation methodology of the borrowing base to include the value of certain of our intellectual property in such methodology and to provide for seasonal increases to certain advance rates. Because of the springing maturity feature described in the preceding sentence, if the Notes (as defined below) are not repaid or refinanced to a later maturity date in a manner that reduces the balance due on November 30, 2026 to $35 million or less, the maturity date of the Revolving Facility will be August 31, 2026.
The Revolving Facility provides that the ABL Lenders may extend revolving loans in an aggregate principal amount not to exceed $225.0 million at any time outstanding (the “Revolving Credit Commitment”), of which up to $125.0 million is available under a U.S. facility, an aggregate of $80.0 million is available under a European facility, $10.0 million is available under a Hong Kong SAR facility, $5.0 million is available under a French facility, and $5.0 million is available under a Canadian facility, in each case, subject to the borrowing base availability limitations described below. The Revolving Facility also includes an up to $45.0 million subfacility for the issuance of letters of credit (the “Letters of Credit”). The French facility includes a $1.0 million subfacility for swingline loans, and the European facility includes a $7.0 million subfacility for swingline loans. The Revolving Facility is subject to a line cap equal to the lesser of the total Revolving Credit Commitment and the aggregate borrowing bases under the U.S. facility, the European facility, the Hong Kong SAR facility, the French facility and the Canadian facility. Loans under the Revolving Facility may be made in U.S. dollars, Canadian dollars, euros, Hong Kong dollars or pounds sterling.
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
Fiscal Year 2024 Activity: We had payments net of borrowings of $46.1 million under the Revolving Facility during fiscal year 2024 at an average interest rate of 6.4%. As of December 28, 2024, we had $150.0 million outstanding under the Notes and $15.9 million outstanding under the Revolving Facility. As of December 28, 2024, we had unamortized debt issuance costs of $3.3 million recorded in long-term debt and $1.9 million recorded in intangible and other assets-net on our consolidated balance sheets. In addition, we had $5.3 million of outstanding standby letters of credit at December 28, 2024. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby letters of credit. As of December 28, 2024, we had $53.4 million available for borrowing under the Revolving Facility. At December 28, 2024, we were in compliance with all debt covenants related to our debt agreement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fossil Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fossil Group, Inc. and subsidiaries (the "Company") as of December 28, 2024 and December 30, 2023, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

•We tested the effectiveness the Company’s internal control over the inventory excess and obsolescence valuation adjustment.
•We evaluated management’s ability to estimate net realizable value by taking into account changes in market conditions subsequent to December 28, 2024.
•We evaluated the method and assumptions used by management to estimate net realizable value by:
–Testing the underlying data that served as the basis for key assumptions.
–Evaluating the appropriateness of the inputs to the estimate, including market conditions, and available liquidation channels.
–Evaluating management's ability to accurately estimate net realizable value and predict market conditions by assessing the year-over-year change in the estimated inventory allowance by product-line.
–Performing a trend analysis of net sales, margins, inventory turnover, and period-end inventory balances in order to assess the reasonableness of each product line’s inclusion or exclusion from the allowance.
•Tested the completeness of the inventory valuation adjustment by:
–Identifying slow-moving inventory with low turnover levels and comparing to management’s analysis.
–Inquiring of brand management and performing corroborative inquiry about returns, inventory that is under-performing, and anticipated trends based on market reaction and comparing to management’s analysis.
–Evaluating margins for a sample of sales to liquidators to evaluate the need for potential obsolescence allowance.
–Testing inventory items by product-line to determine if the inventory excess and obsolescence allowance is reasonable through evaluations of historical margin data and other qualitative factors for each selection.
•Tested the mathematical accuracy of the inventory excess and obsolescence allowance by recalculating the net realizable value and comparing our recalculation to the recorded balance.
•Tested sales of certain inventory products that are identified as being at risk for obsolescence and evaluated sales margins earned on those transactions.
•Evaluated and performed inquiries of management about planned sales channels against historical margins at the product level.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 12, 2025

We have served as the Company's auditor since 1988.

FOSSIL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
IN THOUSANDS

	December 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$123,598	$117,197
Accounts receivable-net	162,164	187,942
Inventories	178,576	252,834
Prepaid expenses and other current assets	90,177	152,717
Total current assets	554,515	710,690
Property, plant and equipment-net	41,568	57,244
Operating lease right-of-use assets	121,389	151,000
Intangible and other assets-net	46,095	59,096
Total long-term assets	209,052	267,340
Total assets	$763,567	$978,030
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$157,636	$147,161
Short-term debt	2,170	480
Accrued expenses:
Current operating lease liabilities	37,327	43,565
Compensation	43,426	44,789
Royalties	16,893	15,880
Customer liabilities	29,830	37,584
Transaction taxes	11,315	10,412
Other	20,208	27,811
Income taxes payable	7,765	14,795
Total current liabilities	326,570	342,477
Long-term income taxes payable	5,423	20,409
Deferred income tax liabilities	1,033	698
Long-term debt	162,674	206,983
Long-term operating lease liabilities	113,658	137,644
Other long-term liabilities	17,485	18,081
Total long-term liabilities	300,273	383,815
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, 53,254 and 52,487 shares issued and outstanding at December 28, 2024 and December 30, 2023, respectively	533	525
Additional paid-in capital	315,042	311,709
Retained earnings	(84,268)	18,403
Accumulated other comprehensive income (loss)	(82,604)	(76,405)
Total Fossil Group, Inc. stockholders' equity	148,703	254,232
Noncontrolling interest	(11,979)	(2,494)
Total stockholders' equity	136,724	251,738
Total liabilities and stockholders' equity	$763,567	$978,030
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2024	2023	2022
Net sales	$1,144,990	$1,412,384	$1,682,439
Cost of sales	547,839	732,803	851,760
Gross profit	597,151	679,581	830,679
Operating expenses:
Selling, general and administrative expenses	638,776	777,167	823,689
Long-lived asset impairments	2,541	2,159	2,342
Restructuring expenses	59,781	43,279	6,121
Total operating expenses	701,098	822,605	832,152
Operating income (loss)	(103,947)	(143,024)	(1,473)
Interest expense	18,990	21,778	19,237
Other income (expense) - net	4,874	8,665	(1,416)
Income (loss) before income taxes	(118,063)	(156,137)	(22,126)
Provision for income taxes	(11,787)	522	21,400
Net income (loss)	(106,276)	(156,659)	(43,526)
Less: Net income attributable to noncontrolling interest	(3,605)	429	631
Net income (loss) attributable to Fossil Group, Inc.	$(102,671)	$(157,088)	$(44,157)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(4,778)	$6,775	$(15,080)
Cash flow hedges - net change	124	(709)	(1,947)
Pension plan activity	(1,545)	(6,153)	7,984
Total other comprehensive income (loss)	(6,199)	(87)	(9,043)
Total comprehensive income (loss)	(112,475)	(156,746)	(52,569)
Less: Comprehensive income attributable to noncontrolling interest	(3,605)	429	631
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(108,870)	$(157,175)	$(53,200)
Earnings (loss) per share:
Basic	$(1.94)	$(3.00)	$(0.85)
Diluted	$(1.94)	$(3.00)	$(0.85)
Weighted average common shares outstanding:
Basic	52,958	52,284	51,841
Diluted	52,958	52,284	51,841
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AMOUNTS IN THOUSANDS

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Fossil Group, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
Balance, January 1, 2022	52,146	$521	$300,848	$—	$229,132	$(67,275)	$463,226	$2,132	$465,358
Common stock issued upon exercise of stock options and stock appreciation rights and restricted stock units	906	9	(9)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(12,447)	—	—	(12,447)	—	(12,447)
Retirement of common stock	(1,216)	(12)	(2,951)	12,447	(9,484)	—	—	—	—
Stock-based compensation	—	—	8,353	—	—	—	8,353	—	8,353
Net income (loss)	—	—	—	—	(44,157)	—	(44,157)	631	(43,526)
Other comprehensive income (loss)	—	—	—	—	—	(9,043)	(9,043)	—	(9,043)
Distribution of noncontrolling interest earnings and other	—	—	—	—	—	—	—	(5,686)	(5,686)
Balance, December 31, 2022	51,836	$518	$306,241	$—	$175,491	$(76,318)	$405,932	$(2,923)	$403,009
Common stock issued upon exercise of stock options and stock appreciation rights and restricted stock units	816	8	(8)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(530)	—	—	(530)	—	(530)
Retirement of common stock	(165)	(1)	(529)	530	—	—	—	—	—
Stock-based compensation	—	—	6,005	—	—	—	6,005	—	6,005
Net income (loss)	—	—	—	—	(157,088)	—	(157,088)	429	(156,659)
Other comprehensive income (loss)	—	—	—	—	—	(87)	(87)	—	(87)
Balance, December 30, 2023	52,487	$525	$311,709	$—	$18,403	$(76,405)	$254,232	$(2,494)	$251,738
Common stock issued upon exercise of stock options and stock appreciation rights and restricted stock units	894	9	(9)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(114)	—	—	(114)	—	(114)
Retirement of common stock	(127)	(1)	(113)	114	—	—	—	—	—
Stock-based compensation	—	—	3,455	—	—	—	3,455	—	3,455
Net income (loss)	—	—	—	—	(102,671)	—	(102,671)	(3,605)	(106,276)
Other comprehensive income (loss)	—	—	—	—	—	(6,199)	(6,199)	—	(6,199)
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(5,880)	(5,880)
Balance, December 28, 2024	53,254	$533	$315,042	$—	$(84,268)	$(82,604)	$148,703	$(11,979)	$136,724

See notes to consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
AMOUNTS IN THOUSANDS

Fiscal Year	2024	2023	2022
Operating Activities:
Net income (loss)	$(106,276)	$(156,659)	$(43,526)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	16,000	19,099	23,333
Non-cash lease expense	65,128	74,813	79,274
Stock-based compensation	2,897	5,686	8,060
Decrease in allowance for returns and markdowns	(1,867)	(2,604)	(6,729)
Gain on disposal of assets	(4,329)	(6,398)	(460)
Property, plant and equipment and other long-lived asset impairment losses	2,541	2,159	2,642
Non-cash restructuring charges	14,801	7,563	779
Bad debt expense	6,328	3,535	6,305
Other non cash items	(1,216)	(7,080)	12,456
Loss on extinguishment of debt	—	—	1,060
Contingent consideration remeasurement	(154)	(348)	2,363
Changes in operating assets and liabilities:
Accounts receivable	11,737	19,945	41,621
Inventories	58,638	125,766	(46,031)
Prepaid expenses and other current assets	66,367	18,758	(3,954)
Accounts payable	14,382	(42,889)	(35,422)
Accrued expenses	(4,551)	(24,473)	(55,055)
Income taxes	(22,176)	(9,858)	(4,496)
Operating lease liabilities	(71,570)	(86,474)	(93,076)
Net cash provided by (used in) operating activities	46,680	(59,459)	(110,856)
Investing Activities:
Additions to property, plant and equipment	(6,752)	(8,528)	(13,262)
Decrease (increase) in intangible and other assets	1,410	(1,365)	1,719
Proceeds from the sale of property, plant and equipment and other	9,386	23	2,990
Net cash provided by (used in) investing activities	4,044	(9,870)	(8,553)
Financing Activities:
Acquisition of common stock	(114)	(530)	(12,447)
Distribution of noncontrolling interest earnings	(5,880)	—	(5,686)
Debt borrowings	115,702	172,827	386,067
Debt payments	(159,495)	(183,607)	(314,200)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	(422)	(2,316)	—
Debt issuance costs and other	—	—	(744)
Net cash (used in) provided by financing activities	(50,209)	(13,626)	52,990
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	4,494	463	5,922
Net increase (decrease) in cash and cash equivalents, and restricted cash	5,009	(82,492)	(60,497)
Cash and cash equivalents, and restricted cash:
Beginning of year	121,583	204,075	264,572
End of year	$126,592	$121,583	$204,075
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies
Consolidated Financial Statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its subsidiaries (the "Company"). The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion accessories on a global basis. The Company's products are sold primarily through department stores, specialty retailers, Company-owned retail stores and commercial websites worldwide. The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to fiscal years 2024, 2023 and 2022 are for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. All intercompany balances and transactions are eliminated in consolidation.
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
The Company has entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of products bearing the brand names of certain globally recognized fashion companies. Sales of the Company's licensed products amounted to 44.5%, 44.7% and 46.5% of the consolidated net sales for fiscal years 2024, 2023 and 2022, respectively, of which MICHAEL KORS® product sales accounted for 17.4%, 17.6% and 19.2% of the consolidated net sales for fiscal years 2024, 2023 and 2022, respectively, and EMPORIO ARMANI® product sales accounted for 11.5%, 14.0% and 14.6% of the consolidated net sales for fiscal years 2024, 2023 and 2022, respectively.
Cash Equivalents are considered all highly liquid investments with original maturities of three months or less.
Restricted Cash was comprised primarily of pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of December 28, 2024, December 30, 2023 and December 31, 2022 that are presented in the consolidated statement of cash flows (in thousands):

	December 28, 2024	December 30, 2023	December 31, 2022
Cash and cash equivalents	$123,598	$117,197	$198,726
Restricted cash included in prepaid expenses and other current assets	540	77	106
Restricted cash included in intangible and other assets-net	2,454	4,309	5,243
Cash, cash equivalents and restricted cash	$126,592	$121,583	$204,075
Accounts Receivable at the end of fiscal years 2024 and 2023 are stated net of doubtful accounts of approximately $14.7 million and $12.6 million, respectively.

Inventories are stated at the lower of cost and net realizable value, including any applicable duty and freight charges. Inventory held at consignment locations is included in the Company's finished goods inventory, and at the end of fiscal years 2024 and 2023, was $15.1 million and $19.8 million, respectively.
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
Lease assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Lease impairment losses of $1.8 million, $1.7 million and $2.1 million were recorded in long-lived asset impairments in fiscal years 2024, 2023 and 2022, respectively. Lease impairment losses of $5.4 million were recorded in restructuring charges in fiscal year 2024. No lease impairment losses were recorded in restructuring charges in fiscal years 2023 and 2022.
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
Property, plant and equipment is evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Property, plant and equipment impairment losses of underperforming Company-owned retail stores of $0.4 million, $0.4 million and $0.2 million were recorded in long-lived asset impairments. We recorded impairment losses in restructuring charges of $1.2 million and $0.1 million in fiscal years 2024 and 2022, respectively and no charges in fiscal year 2023.
Other Intangible Assets include trademarks, trade names and patents. Trademarks, trade names with finite lives, and patents are amortized using the straight-line method over their estimated useful lives, which are generally three to 20 years. Indefinite-lived trade names are evaluated for impairment annually as of the end of the fiscal year. Additionally, if events or conditions were to indicate an intangible asset may not be recoverable, the Company would evaluate the asset for impairment at that time. Impairment testing compares the carrying amount of an intangible asset with its fair value. When the carrying amount of an intangible asset exceeds its fair value, an impairment charge is recorded.
The fair value of the Company's MICHELE® trade name was estimated using the relief from royalty method. No impairment charges were recorded to the MICHELE trade name during fiscal years 2024, 2023 or 2022. During fiscal years 2024, 2023 and 2022, the SKAGEN® trade name was being fully amortized on a straight-line basis over its estimated useful life. No impairment charges were recorded to the SKAGEN trade name during fiscal years 2024, 2023 or 2022.
During fiscal year 2024, the Company committed to a plan to sell its MICHELE and SKAGEN trade names and is actively marketing the assets in their current condition. The estimated fair value of these assets less costs to sell exceeds their carrying value, therefore no impairment expense was recognized as a result of this plan. The assets were recorded to prepaid and other during fiscal year 2024 when the qualifications for assets held for sale were met. Amortization of the SKAGEN trade name ceased when the trade name became classified as asset held for sale.

Assets held for sale are assets that the Company has committed to a plan to sell within one year and is actively marketing the assets in their current condition for a price that is reasonable in comparison to their estimated fair value. Assets held for sale are reported at the lower of carrying amount or fair value less costs to sell. Long-lived assets classified as held for sale are not subject to depreciation or amortization. The Company had assets held for sale of $17.5 million and $9.4 million at the end of fiscal years 2024 and 2023, respectively, related to trade names and property held for sale. Assets held for sale are included in prepaid and other in the Company's consolidated balance sheets.
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
Foreign Transaction Gains and Losses are those changes in exchange rates of currencies not considered the functional currency that affects cash flows and the related receivables or payables. The Company incurred a net foreign currency transaction loss of approximately $1.3 million for fiscal year 2024 and net foreign currency transaction gain of $3.0 million and loss of $0.2 million for fiscal years 2023 and 2022, respectively. These net gains and losses have been included in other income (expense)—net in the Company's consolidated statements of income (loss) and comprehensive income (loss).
Revenues from sales of the Company's products are recognized when control of the product is transferred to the customer and in an amount that reflects the consideration the Company expects to be entitled in exchange for the product. The Company accepts limited returns from customers. The Company continually monitors returns and maintains a provision for estimated returns based upon historical experience and any specific issues identified. Product returns are accounted for as reductions to revenue and cost of sales and increases to customer liabilities and other current assets to the extent the returned product is resalable. The Company recorded an estimated returns provision of $27.8 million and $33.4 million in accrued expenses as of the end of fiscal years 2024 and 2023, respectively. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales. See Note 2—Revenue, for more information regarding the Company's revenue recognition policy.
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
Operating Expenses include selling, general and administrative ("SG&A"), long-lived asset impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company's retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reduce and optimize the Company’s infrastructure and store closures. See Note 20—Restructuring for additional information on the Company’s restructuring plan. The Company did not receive any significant government subsidies in fiscal year 2024 and recorded $3.6 million and $4.0 million related to government assistance and subsidies during fiscal years 2023 and 2022, respectively. These amounts mostly relate to payroll expense and were recorded as a reduction of selling, general and administrative expenses.

Advertising Costs for digital marketing and in-store advertising as well as co-op advertising, product displays, show/exhibit costs, advertising royalties related to the sales of licensed brands, internet costs associated with affiliation fees and sample costs are expensed as incurred within SG&A. Advertising costs were $123.1 million, $157.3 million and $154.6 million for fiscal years 2024, 2023 and 2022, respectively.
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
Research and Development Costs are incurred primarily through the Company's in-house engineering team as well as third party consulting and labor and consist primarily of personnel-related expenses, tooling and prototype materials and overhead costs. The Company’s research and development ("R&D") expenses are related to designing and developing new products and features and improving existing products. The Company's R&D expenses are recorded in SG&A and were $19.4 million and $29.1 million in fiscal years 2023 and 2022, respectively. There were no significant R&D expenses recorded in fiscal year 2024.

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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands except per share data):

Fiscal Year	2024	2023	2022
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(102,671)	$(157,088)	$(44,157)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	52,958	52,284	51,841
Basic EPS	$(1.94)	$(3.00)	$(0.85)
Diluted EPS computation:
Basic weighted average common shares outstanding	52,958	52,284	51,841
Diluted weighted average common shares outstanding	52,958	52,284	51,841
Diluted EPS	$(1.94)	$(3.00)	$(0.85)
Approximately 1.9 million, 2.1 million and 2.1 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in fiscal years 2024, 2023 and 2022, respectively, because they were anti-dilutive, including approximately 0.2 million, 0.3 million and 0.3 million weighted performance-based shares in fiscal years 2024, 2023 and 2022, respectively.

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

Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The adoption of this standard will result in additional disclosure in the notes to the financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt ASU 2023-09 in the first quarter of fiscal year 2025 on a prospective basis and expects the adoption of the updated guidance to result in the additional disaggregation of certain tax information within the Company's income tax footnote disclosure.
The Organization for Economic Cooperation and Development ("OECD") and over 140 countries have agreed to enact a two-pillar solution to reform the international tax rules to address the challenges arising from the globalization and digitalization of the economy. "The Pillar Two Global Anti-Base Erosion (GloBE) Rules" provide a coordinated system to ensure that multinational enterprises with revenues above 750 million euro pay a minimum effective tax rate of 15% tax on the income arising in each of the jurisdictions in which they operate. Many aspects of Pillar Two became effective for tax years beginning in January 2024, with certain remaining impacts to be effective in 2025. Each country must enact its own legislation to apply the Pillar Two rules. Pillar Two did not have a material impact on the Company's financial results, including its annual estimated effective tax rate or liquidity in 2024, but will continue to monitor future developments in 2025.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280), to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require public entities to disclose significant segment expenses that are regularly provided to the Company's chief operating decision maker and included within segment profit and loss, an amount and description of its composition for other segment items, and expanded interim disclosures. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard resulted in additional disclosures of segment expenses within Note 19 - Major Customer, Segment and Geographic Information.

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
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	Fiscal Year 2024
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches:
Traditional watches	$388,789	$269,215	$214,641	$—	$872,645
Smartwatches	18,669	1,743	4,468	—	24,880
Total watches	$407,458	$270,958	$219,109	$—	$897,525
Leathers	70,653	16,995	23,476	—	111,124
Jewelry	28,847	60,906	24,697	—	114,450
Other	8,194	8,748	2,793	2,156	21,891
Consolidated	$515,152	$357,607	$270,075	$2,156	$1,144,990

Timing of Revenue Recognition
Revenue recognized at a point in time	$514,779	$357,041	$269,615	$2,156	$1,143,591
Revenue recognized over time	373	566	460	—	1,399
Consolidated	$515,152	$357,607	$270,075	$2,156	$1,144,990

	Fiscal Year 2023
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches:
Traditional watches	$456,745	$296,133	$260,244	$1,955	$1,015,077
Smartwatches	37,660	26,251	17,038	—	80,949
Total watches	$494,405	$322,384	$277,282	$1,955	$1,096,026
Leathers	104,760	25,877	27,790	—	158,427
Jewelry	33,367	78,946	19,097	—	131,410
Other	8,247	10,151	4,029	4,094	26,521
Consolidated	$640,779	$437,358	$328,198	$6,049	$1,412,384

Timing of Revenue Recognition
Revenue recognized at a point in time	$640,191	$436,610	$327,747	$4,677	$1,409,225
Revenue recognized over time	588	748	451	1,372	3,159
Consolidated	$640,779	$437,358	$328,198	$6,049	$1,412,384

	Fiscal Year 2022
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches:
Traditional watches	$518,995	$354,799	$281,550	$3,545	$1,158,889
Smartwatches	65,649	53,239	32,712	2	151,602
Total watches	$584,644	$408,038	$314,262	$3,547	$1,310,491
Leathers	115,300	29,414	33,828	—	178,542
Jewelry	35,695	93,614	24,796	—	154,105
Other	8,388	10,277	4,714	15,922	39,301
Consolidated	$744,027	$541,343	$377,600	$19,469	$1,682,439

Timing of Revenue Recognition
Revenue recognized at a point in time	$742,436	$540,465	$377,107	$7,350	$1,667,358
Revenue recognized over time	1,591	878	493	12,119	15,081
Consolidated	$744,027	$541,343	$377,600	$19,469	$1,682,439

Contract Balances. As of December 28, 2024, the Company had no material contract assets on the consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $0.7 million and $1.7 million as of December 28, 2024 and December 30, 2023, respectively, primarily related to remaining performance obligations on wearable technology products and (ii) $2.1 million and $2.7 million as of December 28, 2024 and December 30, 2023, respectively, related to gift cards issued.
Shipping and Handling Fees. The Company accounts for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.

3. Inventories
Inventories consisted of the following (in thousands):

At Fiscal Year End	2024	2023
Components and parts	$12,322	$18,931
Finished goods	166,254	233,903
Inventories	$178,576	$252,834

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

Fiscal Year	2024	2023	2022
Beginning balance	$10,122	$13,623	$19,159
Settlements in cash or kind	(4,998)	(6,956)	(8,630)
Warranties issued and adjustments to preexisting warranties(1)	989	3,455	3,094
Ending balance	$6,113	$10,122	$13,623
____________________________________________
(1)Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

At Fiscal Year End	2024	2023
Prepaid royalties	$11,508	$17,143
Prepaid taxes	29,038	34,917
Current income tax receivable	—	56,491
Inventory returns	7,026	9,757
Assets held for sale	17,546	9,394
Short term deposits	1,574	568
Other	23,485	24,447
Prepaid expenses and other current assets	$90,177	$152,717
6. Property, Plant and Equipment
Property, plant and equipment—net consisted of the following (in thousands):

At Fiscal Year End	2024	2023
Land	$—	$1,004
Buildings	—	7,589
Machinery and equipment	33,085	36,046
Furniture and fixtures	57,131	68,467
Computer equipment and software	170,376	193,604
Leasehold improvements	119,319	131,502
Construction in progress	707	3,720
	380,618	441,932
Less accumulated depreciation and amortization	339,050	384,688
Property, plant and equipment-net	$41,568	$57,244

7. Intangible and Other Assets
Intangible and other assets-net consisted of the following (in thousands):

		2024		2023
At Fiscal Year End	Useful Lives	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,978	$3,360	$3,978	$3,256
Patents	3 - 20 yrs.	850	571	850	546
Trade name	6 yrs.	—	—	4,502	3,189
Other	7 - 20 yrs.	340	275	341	236
Total intangibles-subject to amortization		5,168	4,206	9,671	7,227
Intangibles-not subject to amortization:
Trade names		—		8,919
Other assets:
Other deposits		14,038		16,168
Deferred tax asset-net		23,857		21,426
Restricted cash		2,454		4,309
Debt issuance costs		1,854		2,490
Other		2,930		3,340
Total other assets		45,133		47,733
Total intangible and other assets		$50,301	$4,206	$66,323	$7,227
Total intangible and other assets-net			$46,095		$59,096
Amortization expense for intangible assets was $0.9 million, $0.9 million, and $2.5 million for fiscal years 2024, 2023 and 2022. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2025	$164
2026	138
2027	120
2028	114
2029	83
Thereafter	343

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
As of December 28, 2024, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	5.1	U.S. dollar	5.7
Canadian dollar	2.1	U.S. dollar	1.6
British pound	0.5	U.S. dollar	0.6
Japanese yen	39.2	U.S. dollar	0.3
Non-designated Hedges.    The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of December 28, 2024, the Company had no outstanding non-designated forward contracts associated with a South African rand-denominated foreign subsidiary. As of December 30, 2023, the Company had non-designated forward contracts of $1.5 million on 27.1 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The effective portion of gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during fiscal years 2024, 2023 and 2022 are set forth below (in thousands):

Fiscal Year	2024	2023	2022
Cash flow hedges:
Forward contracts	$1,174	$(708)	$12,176
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$1,174	$(708)	$12,176
The following table illustrates the effective portion of gains and losses on derivative instruments recorded in other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during fiscal years 2024, 2023 and 2022 (in thousands):

Derivative Instruments	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$413	$(1,001)	$10,789
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$637	$1,002	$3,334
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$38	$83	$128
The following table discloses the fair value amounts for the Company's derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	December 28, 2024		December 30, 2023		December 28, 2024		December 30, 2023
	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$580	Prepaid expenses and other current assets	$339	Accrued expenses-other	$—	Accrued expenses-other	$1,044
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Accrued expenses-other	—	Accrued expenses-other	7
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	—	Intangible and other assets-net	20	Other long-term liabilities	—	Other long-term liabilities	28
Total		$580		$359		$—		$1,079
The following table summarizes the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	Fiscal Year 2024		Fiscal Year 2023
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$547,839	$4,874	$732,803	$8,665
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	413	637	(1,001)	1,002
Forward contracts not designated as cash flow hedging instruments:
Total gain (loss) recognized in income	—	38	—	83

At the end of fiscal year 2024, the Company had forward contracts designated as cash flow hedges with maturities extending through March 2025. As of December 28, 2024, an estimated net gain of $0.6 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 28, 2024 (in thousands):

	Fair Value at December 28, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$580	$—	$580
Total	$—	$580	$—	$580
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
As of December 28, 2024, the Company's senior notes (as defined in Note 10— Debt), excluding unamortized debt issuance costs, was recorded at cost and had a carrying value of $150.0 million and had a fair value of approximately $77.9 million. The fair value of the Company's senior notes was based on Level 1 inputs. The Company's revolving credit agreement (as defined in Note 10—Debt) was recorded at cost and had a carrying value of $15.9 million and had a fair value of approximately $11.9 million. The fair value of the Company's revolving credit agreement was based on Level 2 inputs.
Operating lease right-of-use assets with a carrying amount of $12.3 million and property, plant and equipment—net with a carrying amount of $1.9 million related to retail store leasehold improvements and fixturing were written down to a fair value of $5.0 million and $0.4 million, respectively, resulting in total pre-tax impairment charges of $8.8 million for fiscal year 2024.

The fair values of operating lease right-of-use ("ROU") assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $8.8 million impairment expense, $4.6 million and $2.0 million were recorded in restructuring charges in the Asia and Europe segment, respectively, and $1.0 million, $0.8 million and $0.4 million were recorded in long-lived asset impairments in the Asia, Europe and Americas segments, respectively.
In fiscal year 2023, operating lease right-of-use assets with a carrying amount of $4.3 million and property, plant and equipment—net with a carrying amount of $1.1 million related to retail store leasehold improvements, fixturing were written down to a fair value of $2.7 million and $0.5 million, respectively, resulting in total pre-tax impairment charges of $2.2 million. Of the $2.2 million impairment expense, $1.5 million and $0.7 million were recorded in long-lived asset impairments in the Europe and Americas segments, respectively.
The fair value of trade names are measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discounts rates and implied royalty rates. No trade name impairment was recorded during fiscal years 2024 or 2023.
10. Debt
The Company's debt consisted of the following, excluding finance lease obligations, (in millions):

	December 28, 2024	December 30, 2023
Revolving facility	$15.9	$62.1
Notes(1)	150.0	150.0
Other international	2.2	0.5
Total debt	$168.1	$212.6
Less current portion	2.2	0.5
Long-term debt	$165.9	$212.1
___________________________________________
(1)Excludes debt issuance costs of $3.3 million and $5.1 million at December 28, 2024 and December 30, 2023, respectively.

U.S.-Based. On September 26, 2019, the Company and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other subsidiaries of the Company from time to time party thereto designated as borrowers, and certain subsidiaries of the Company from time to time party thereto as guarantors, entered into a $275.0 million secured asset-based revolving credit agreement (the "Revolving Facility") with JPMorgan Chase Bank, N.A. as administrative agent (the "ABL Agent"), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the "ABL Lenders"). On November 8, 2022 the Company entered into Amendment No. 4 (the "Amendment”) to the Revolving Facility. The Amendment, among other things, (i) extended the maturity date of the credit facility to November 8, 2027 (provided, that if the Company has any indebtedness in an amount in excess of $35 million that matures prior to November 8, 2027, the maturity date of the credit facility shall be the 91st day prior to the maturity date of such other indebtedness) and (ii) changed the calculation methodology of the borrowing base to include the value of certain of the Company’s intellectual property in such methodology and to provide for seasonal increases to certain advance rates. Because of the springing maturity feature described in the preceding sentence, if the Notes (as defined below) are not repaid or refinanced to a later maturity date in a manner that reduces the balance due on November 30, 2026 to $35 million or less, the maturity date of the Revolving Facility will be August 31, 2026.
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
The Company may redeem the Notes for cash in whole or in part at any time at its option at the following prices: (i) prior to November 30, 2025, at a price equal to $25.25 per $25.00 principal amount of Notes and (ii) on or after November 30, 2025, at a price equal to $25.00 per $25.00 principal amount of Notes, plus (in each case noted above) accrued and unpaid interest, if any, to, but excluding, the date of redemption.
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
The Revolving Facility provides that the ABL Lenders may extend revolving loans in an aggregate principal amount not to exceed $225.0 million at any time outstanding (the “Revolving Credit Commitment”), of which up to $125.0 million is available under a U.S. facility, an aggregate of $80.0 million is available under a European facility, $10.0 million is available under a Hong Kong SAR facility, $5.0 million is available under a French facility, and $5.0 million is available under a Canadian facility, in each case, subject to the borrowing base availability limitations described below. The Revolving Facility also includes an up to $45.0 million subfacility for the issuance of letters of credit (the “Letters of Credit”). The French facility includes a $1.0 million subfacility for swingline loans, and the European facility includes a $7.0 million subfacility for swingline loans. The Revolving Facility is subject to a line cap equal to the lesser of the total Revolving Credit Commitment and the aggregate borrowing bases under the U.S. facility, the European facility, the Hong Kong SAR facility, the French facility and the Canadian facility. Loans under the Revolving Facility may be made in U.S. dollars, Canadian dollars, euros, Hong Kong dollars or pounds sterling.
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
The Revolving Facility is secured by guarantees by the Company and certain of its domestic subsidiaries. Additionally, the Company and such subsidiaries have granted liens on all or substantially all of their assets in order to secure the obligations under the Revolving Facility. In addition, the Swiss Borrower, the Hong Kong SAR Borrower, the French Borrower, the German Borrower and the Canadian Borrower, and the other non-U.S. borrowers from time to time party to the Revolving Facility are required to enter into security instruments with respect to all or substantially all of their assets that can be pledged under applicable local law, and certain of their respective subsidiaries may guarantee the respective non-U.S. obligations under the Revolving Facility.
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
The Company had net payments of $46.1 million under the Revolving Facility during fiscal year 2024. As of December 28, 2024, the Company had available borrowing capacity of approximately $53.4 million under the Revolving Facility. As of December 28, 2024, the Company had unamortized debt issuance costs of $3.3 million recorded in long-term debt and $1.9 million recorded in intangible and other assets-net on the Company's consolidated balance sheets. The Company incurred $10.4 million and $2.3 million of interest expense related to the Notes and Revolving Facility, respectively, during fiscal year 2024. The Company incurred approximately $2.4 million of interest expense related to the amortization of debt issuance costs during fiscal year 2024. At December 28, 2024, the Company was in compliance with all debt covenants related to its credit facilities.
Foreign-Based. Fossil South Africa entered into a 20 million South African rand short-term note with First National Bank (the "Fossil South Africa Note") that is used for working capital purposes. The Fossil South Africa Note bears interest at the bank's prime rate, which was 11.25% as of year end 2024, plus 0.5%. The Fossil South Africa note is reviewed annually for renewal. South African rand-based borrowings, in U.S. dollars, under the Fossil South Africa Note were approximately $0.5 million as of December 28, 2024.
Fossil India Private Ltd. entered into a 150 million Indian Rupee receivables buyout facility with Kotak Mihindra Bank (the "Fossil India facility") that is used for working capital purposes. Indian Rupee borrowings, in U.S. dollars, under the Fossil India facility were approximately $1.6 million as of December 28, 2024.
The Company's debt as of December 28, 2024, excluding finance lease obligations, matures as follows (in millions):

Less than 1 Year	$2.2
Year 2	165.9
Year 3	—
Year 4	—
Year 5	—
Principal amounts repayable	168.1
Debt issuance costs	(3.3)
Total debt outstanding	$164.8

11. Other Income (Expense)—Net

Other income (expense)—net consisted of the following (in thousands):

Fiscal Year	2024	2023	2022
Interest income	$4,386	$3,184	$772
Contingent consideration remeasurement	154	348	(2,363)
Extinguishment of debt	—	—	(1,060)
Net currency (losses) gains	(1,310)	3,023	(218)
Other net gains	1,644	2,110	1,453
Other income (expense) - net	$4,874	$8,665	$(1,416)

12. Taxes
Income Taxes.    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were (in thousands):

Fiscal Year	2024	2023
Deferred income tax assets:
Inventory	$1,610	$1,940
Compensation	6,494	6,368
Property, plant and equipment	3,836	4,611
Trade names and customer lists	1,320	2,489
Goodwill	4,586	6,712
Foreign accruals	5,619	6,785
Loss carryforwards	165,623	128,055
Tax credit carryforwards	19,417	11,134
Capitalized research and development	6,077	6,882
Interest disallowance	17,920	15,143
Lease liabilities	32,444	40,633
Other	11,732	15,207
Deferred income tax assets total	$276,678	$245,959

Deferred income tax liabilities:
Right-of-use assets	(27,072)	(32,531)
Other	(298)	(97)
Deferred income tax liabilities total	$(27,370)	$(32,628)

Valuation allowance	(226,484)	(192,603)

Net deferred income tax assets	$22,824	$20,728

Deferred income tax assets - net	$23,857	$21,426
Deferred income tax liabilities - net	(1,033)	(698)
Net deferred income tax assets	$22,824	$20,728

Operating Loss Carryforwards.  At December 28, 2024, the consolidated balance sheets included $75.9 million of deferred tax assets for net operating losses of foreign subsidiaries. The amounts and the fiscal year of expiration of the loss carryforwards are (in thousands):

Expires 2025 through 2029	$59,725
Expires 2030 through 2034	66,146
Expires 2035 through 2039	70,926
Expires 2040 through 2044	64,132
Indefinite	73,868
Total loss carryforwards	$334,797
At December 28, 2024, the consolidated balance sheets included $20.1 million of deferred tax assets for state income tax net operating losses. The state apportioned amounts and the fiscal year of expiration of the loss carryforwards are (in thousands):

Expires 2025 through 2029	$12,533
Expires 2030 through 2034	33,835
Expires 2035 through 2039	69,262
Expires 2040 through 2044	146,562
Indefinite	85,464
Total loss carryforwards	$347,656
At December 28, 2024, the consolidated balance sheets included $69.6 million of deferred tax assets for federal income tax net operating losses. In the U.S., federal income tax net operating losses can be carried forward indefinitely, but are limited to 80% of taxable income.
The following table identifies income (loss) before income taxes for the Company's U.S. and non-U.S. based operations for the fiscal years indicated (in thousands):

Fiscal Year	2024	2023	2022
U.S.	$(148,038)	$(130,620)	$(43,927)
Non-U.S.	29,975	(25,517)	21,801
Total	$(118,063)	$(156,137)	$(22,126)
The Company's provision for income taxes consisted of the following for the fiscal years indicated (in thousands):

Fiscal Year	2024	2023	2022
Current provision:
U.S. federal	$(24,079)	$(3,798)	$5,901
Non-U.S.	14,651	8,315	9,944
State and local	95	(120)	(98)
Total current	(9,333)	4,397	15,747
Deferred provision (benefit):
Non-U.S.	(2,454)	(3,875)	5,653
Total deferred	(2,454)	(3,875)	5,653
Provision for income taxes	$(11,787)	$522	$21,400

A reconciliation of the U.S. federal statutory income tax rates to the Company's effective tax rate is as follows:

Fiscal Year	2024	2023	2022
Tax at statutory rate	21.0%	21.0%	21.0%
Permanent differences	0.3	0.1	(4.9)
State, net of federal tax benefit	3.4	2.3	8.6
Foreign rate differential	0.6	1.8	21.5
Withholding taxes	(3.0)	(2.0)	(19.3)
U.S. tax on foreign income-net of foreign tax credits	(0.7)	0.3	—
Income tax contingencies	19.3	0.4	(4.8)
Federal Interest on IRS Refund	0.7	2.5	—
Valuation allowances	(35.3)	(32.5)	(110.6)
R&D/Foreign tax credits	7.0	3.5	—
Deficiencies (benefits) on employee stock awards	(0.7)	(0.6)	(2.7)
APB23 assertion	—	(0.1)	0.6
Return to provision true-up	(1.9)	2.7	4.8
Non deductible foreign equity awards	(0.1)	(0.2)	(2.0)
Non deductible officer compensation	(0.3)	(0.1)	(3.4)
Foreign currency hedges	(0.1)	—	1.2
Adjustments related to intercompany	—	—	(5.9)
Other	(0.2)	0.6	(0.8)
Provision for income taxes	10.0%	(0.3)%	(96.7)%
The fiscal year 2024 effective tax rate was favorably impacted by the release of reserves for uncertain tax positions and the accrual of interest income on tax receivables.

The Company records a valuation allowance against its deferred tax assets when recovery of those amounts on a jurisdictional basis is not more likely than not. The Company's U.S. valuation allowance analysis was increased by $38.0 million and the foreign valuation allowance on NOL's and deferred tax assets decreased by $4.5 million as compared to December 30, 2023. The total valuation allowance of $226.5 million at December 28, 2024 was comprised of $149.6 million and $76.8 million attributable to the U.S. and foreign operations, respectively.

The Company will not indefinitely reinvest $151.3 million of previously taxed and undistributed earnings and profits of its foreign subsidiaries as of December 28, 2024. Since there will be no additional federal income tax when these amounts are repatriated, the Company has only accrued tax on foreign exchange gains with an offsetting valuation allowance. Deferred U.S. federal and state income taxes and foreign taxes are not recorded on the remaining $460.5 million of undistributed earnings and profits of foreign subsidiaries where management plans to continue reinvesting these earnings outside the U.S. As the majority of these earnings have previously been taxed in the U.S., the distribution of the earnings considered indefinitely reinvested would generally be subject only to local country withholding and U.S. state income taxes when distributed, the amount of which is not material.

The total amount of unrecognized tax benefits, excluding interest and penalties that would favorably impact the effective tax rate in future periods if recognized, was $6.8 million, $23.6 million and $24.0 million for fiscal years 2024, 2023 and 2022, respectively. The Company filed amended income tax returns for 2014-2017 under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which included a provision for the carryback of U.S. NOLs. The IRS reviewed the Company’s 2019 and 2020 U.S. tax returns and resulting net operating losses as well as the tax returns for 2014-2017 which are the carryback years. The IRS issued a no change audit of the carryback years and approved a refund for amended tax years 2014-2017. The Company has received the income tax refund for the 2019 U.S. tax NOL carryback and received a tax refund of $57.3 million (including interest) for the 2020 U.S. tax NOL carryback in 2024. Fiscal years 2021-2023 remain open for federal income tax examination. The Company is also subject to examinations in various state and foreign jurisdictions for its

2014-2023 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be paid within twelve months from December 28, 2024. As of December 28, 2024, the Company had recorded $2.1 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled or not assessed within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest in the Company's consolidated balance sheets was $0.5 million, of which $1.3 million is accrued interest expense and $0.8 million is accrued interest income at December 28, 2024; compared to $5.1 million of interest expense at December 30, 2023. The Company accrued no income tax-related penalties in the Company's consolidated balance sheets at December 28, 2024. The Company accrued income tax-related interest expense/(income) of $(8.5) million, $(4.0) million and $0.9 million in fiscal years 2024, 2023 and 2022, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the fiscal years indicated (in thousands):

Fiscal Year	2024	2023	2022
Balance at beginning of year	$23,639	$23,998	$29,833
Gross increases—tax positions in prior years	—	214	1,069
Gross decreases—tax positions in prior years	(17,917)	—	(1,395)
Gross increases—tax positions in current year	1,222	1,006	1,275
Settlements	—	(1,583)	(5,350)
Lapse in statute of limitations	—	(173)	(171)
Change due to currency revaluation	(98)	177	(1,263)
Balance at end of year	$6,846	$23,639	$23,998

13. Leases
The Company's leases consist primarily of retail space, offices, warehouses, distribution centers, equipment and vehicles. The Company determines if an agreement contains a lease at inception based on the Company's right to the economic benefits of the leased asset and its right to direct the use of the leased asset. Right of use ("ROU") assets represent the Company's right to use an underlying asset, and ROU liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its estimated collateralized incremental borrowing rate, which is based on the yield curve for the respective lease terms and adjusted for each lease country to determine the present value of the lease payments.
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

The components of lease expense were as follows (in thousands):

Lease Cost	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Fiscal Year 2024	Fiscal Year 2023
Operating lease cost(1)	SG&A	$63,524	$72,296
Short-term lease cost	SG&A	$996	$1,145
Variable lease cost	SG&A	$20,948	$23,181
_______________________________________________

(1) Includes sublease income, which was immaterial.

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Consolidated Balance Sheets Location	December 28, 2024	December 30, 2023
Assets
Operating	Operating lease ROU assets	$121,389	$151,000

Liabilities
Current:
Operating	Current operating lease liabilities	$37,327	$43,565
Noncurrent:
Operating	Long-term operating lease liabilities	$113,658	$137,644

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	December 28, 2024	December 30, 2023
Weighted-average remaining lease term:
Operating leases	6.3 years	6.4 years
Weighted-average discount rate:
Operating leases	15.1%	14.9%

Future minimum lease payments by year as of December 28, 2024 were as follows (in thousands):

Fiscal Year	Operating Leases
2025	$57,927
2026	44,135
2027	30,658
2028	18,711
2029	17,399
Thereafter	69,625
Total lease payments	$238,455
Less: Interest	87,470
Total lease obligations	$150,985

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year 2024	Fiscal Year 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$71,570	$86,474
Leased assets obtained in exchange for new operating lease liabilities	21,107	41,430
As of December 28, 2024, the Company did not have any material operating or finance leases that have been signed but not commenced.
14. Commitments and Contingencies
License Agreements.    The Company has various license agreements to market watches and jewelry bearing certain trademarks or incorporating certain technology owned by third parties. In accordance with these agreements, the Company incurred royalty expense of $119.1 million, $129.5 million and $140.5 million in fiscal years 2024, 2023 and 2022, respectively. These amounts are included in the Company's cost of sales or, if advertising-related, in SG&A. These license agreements have expiration dates between fiscal years 2025 and 2029 and require the Company to pay royalties ranging from 5% to 22% of defined net sales. The Company has future minimum royalty commitments through fiscal year 2028 under these license agreements as follows by fiscal year (in thousands):

Fiscal Year	Minimum Royalty Commitments
2025	$95,961
2026	9,948
2027	10,948
2028	1,448
Total	$118,305
These minimum royalty commitments do not include amounts owed under these license agreements for obligations of the Company to pay the licensors a percentage of net sales of these licensed products.
Purchase Obligations.  As of December 28, 2024, the Company had purchase obligations totaling $169.2 million that consisted primarily of open non-cancelable purchase orders.
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
The following table summarizes the changes in the Company's asset retirement obligations (in thousands):

Fiscal Year	2024	2023
Beginning asset retirement obligation	$11,758	$11,547
Additions and changes in estimate	559	1,356
Liabilities settled during the period	(1,453)	(1,636)
Accretion expense	304	296
Currency translation	(524)	195
Ending asset retirement obligations	$10,644	$11,758

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

15. Stockholders' Equity
Common and Preferred Stock.    The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 53,253,974 and 52,487,020 shares issued and outstanding at fiscal year end 2024 and 2023, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at fiscal year end 2024 and 2023. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
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
In August 2010, the Board of Directors approved a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date. During fiscal year 2022, the Company effectively retired 1.0 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by $10,000, additional paid-in capital by $0.5 million, retained earnings by $9.5 million and treasury stock by $10.0 million. At December 28, 2024 and December 30, 2023, all treasury stock had been effectively retired. As of December 28, 2024, the Company had $20.0 million of repurchase authorizations remaining under its repurchase plan.

16. Employee Benefit Plans
Savings Plans.    The Company has a defined contribution savings plan (the "401(k) Plan") for substantially all U.S.-based full-time employees of the Company, which includes a Roth 401(k) option. The Company's common stock is one of several investment alternatives available under the 401(k) Plan. The Company has a discretionary match for the 401(k) Plan. Matching contributions made by the Company to the 401(k) Plan totaled approximately $2.1 million, $2.5 million and $2.6 million for fiscal years 2024, 2023 and 2022, respectively. The Company also has the right to make additional matching contributions not to exceed 15% of employee compensation. The Company did not make any additional matching contributions during fiscal years 2024, 2023 and 2022.
Stock-Based Compensation Plans.    The Company’s grants under its current stock-based compensation plans generally include: (i) stock options, restricted stock units, and performance restricted stock units for its international employees, (ii) restricted stock units for its nonemployee directors, and (iii) stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units, and performance restricted stock units for its U.S.-based employees. As of December 28, 2024, the Company had approximately $3.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock-based compensation plans. This cost is expected to be recognized over a weighted-average period of 1.3 years. All time-based or performance-based stock appreciation rights and restricted stock units are settled in shares of the Company's common stock.
Long-Term Incentive Plans.  On April 29, 2024, the Company's Board of Directors adopted the 2024 Long-Term Incentive Plan ("2024 Plan"), which was approved by the Company’s stockholders at the Company’s Annual Shareholder Meeting on June 21, 2024. The 2024 Plan replaces and supersedes the previously adopted 2016 Long-Term Incentive Plan.  An aggregate of 7,000,000 shares of the Company's common stock were reserved for issuance pursuant to the Company's 2024 Plan.

Under the 2024 Plan, designated employees of the Company, including officers, certain contractors, and non-employee directors of the Company, are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) performance awards, (vi) cash awards, or (vii) any combination of the foregoing. The 2024 Plan is administered by The Compensation and Talent Management Committee (the "Compensation Committee"). Each award issued under the 2024 Plan terminates at the time designated by the Compensation Committee, not to exceed ten years. The current outstanding stock options, stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units and performance restricted stock units issued under the 2024 Plan predominantly have original vesting periods of three years. Time-based or performance-based stock appreciation rights and restricted stock units are predominately settled in shares of the Company's common stock. On the date of the Company’s annual stockholders meeting, each non-employee director shall be eligible to receive a grant of restricted stock units, in such amount as determined by the Board, in its sole discretion, provided that such grant shall not exceed more than the number of shares of Common Stock having an aggregate fair market value of $130,000. Any such grant shall vest 100% on the earlier of one year from the date of grant or the date of the Company's next annual stockholders meeting, provided such director is providing services to the Company or a subsidiary of the Company on that date.
Inducement Grants. On September 1, 2024, the Company's Board of Directors approved the grant of an employee inducement award consisting of 1,500,000 restricted stock units to the new Chief Executive Officer, Franco Fogliato. The restricted stock units will vest 50% on October 15, 2025 and 50% on October 15, 2026, subject to Fogliato's continuous employment with the Company on each vesting date.
Stock Appreciation Rights.    The fair value of stock appreciation rights granted under the Company's stock-based compensation plans were estimated on the date of grant using the Black-Scholes option pricing model.
Expected stock price volatility is based on the historical volatility of the Company’s common stock. The risk‑free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. The Company did not issue stock options, stock appreciation rights and performance stock appreciation rights in fiscal years 2024, 2023 and 2022.
The following table summarizes stock appreciation rights activity:

Stock Appreciation Rights	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	in thousands			in thousands
Outstanding at January 1, 2022	282	$72.34	1.5	$—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(181)	81.57
Outstanding at December 31, 2022	101	55.31	0.9	—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(62)	59.92
Outstanding at December 30, 2023	39	47.99	0.2	—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(39)	47.99
Outstanding at December 28, 2024	—	—	—	—
Exercisable at December 28, 2024	—	$—	—	$—
The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at December 28, 2024 and based on the fair market value of the Company's common stock on the exercise date for options/rights that were exercised during the fiscal year.

Restricted Stock Units and Performance Restricted Stock Units.    The following table summarizes restricted stock, restricted stock unit and performance restricted stock unit activity:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	in thousands
Nonvested at January 1, 2022	1,840	$9.93
Granted	1,292	10.52
Vested	(936)	10.16
Forfeited	(229)	10.79
Nonvested at December 31, 2022	1,967	$10.08
Granted	1,367	3.04
Vested	(845)	8.60
Forfeited	(571)	8.48
Nonvested at December 30, 2023	1,918	$6.19
Granted	2,637	1.11
Vested	(890)	6.02
Forfeited	(734)	5.09
Nonvested at December 28, 2024	2,931	$1.93
The total fair value of shares/units vested during fiscal years 2024, 2023 and 2022 was $0.9 million, $2.6 million and $9.4 million, respectively.
Other Retirement Plans. The Company maintains a defined benefit plan for its employees located in Switzerland. The plan is funded through payments to an insurance company. The payments are determined by periodic actuarial calculations. During fiscal years 2024, 2023 and 2022, the Company recorded pension gains of $1.1 million, $5.5 million and $0.2 million, respectively, related to this plan. The liability for the Company's defined benefit plan was $5.5 million and $4.8 million at the end of fiscal years 2024 and 2023, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.
Under French law, the Company is required to maintain a defined benefit plan for its employees located in France, which is referred to as a "retirement indemnity." The amount of the retirement indemnity is based on the employee's last salary and duration of employment with the Company. The employee's right to receive the retirement indemnity is subject to the employee remaining with the Company until retirement. During fiscal years 2024, 2023 and 2022, the Company recorded pension gains (expenses) of $0.1 million, $0.1 million, and ($46,000), respectively, for its retirement indemnity obligations. The liability for the Company's retirement indemnity was $0.7 million and $0.9 million at the end of fiscal years 2024 and 2023, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.
Under India's Payment of Gratuity Act, the Company is required to provide a one time gratuity to its employees located in India upon retirement or resignation after continuous service of at least five years. The gratuity is calculated as 15 days' wages for each completed year of service. The Company's balance for the payment of the gratuity was $0.1 million recorded in intangible and other assets on the Company's consolidated balance sheets at the end of fiscal year 2024.
17. Supplemental Cash Flow Information
The following table summarizes supplemental cash flow information (in thousands):

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year	2024	2023	2022
Cash paid during the year for:
Interest	$23,838	$27,297	$17,501
Income taxes, net of refunds	$(56,117)	$20,162	$5,836
Supplemental disclosures of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$135	$943	$1,039
Additions to property, plant and equipment acquired under finance leases	$24	$—	$—

18. Supplemental Disclosure for Accumulated Other Comprehensive Income (Loss)
The following table illustrates changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	December 28, 2024
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Pension Plan	Total
Beginning balance	$(83,906)	$1,688	$5,813	$(76,405)
Other comprehensive income (loss) before reclassifications	(4,778)	1,106	(1,747)	(5,419)
Tax (expense) benefit	—	68	202	270
Amounts reclassed from accumulated other comprehensive income (loss)	—	899	—	899
Tax (expense) benefit	—	151	—	151
Total other comprehensive income (loss)	(4,778)	124	(1,545)	(6,199)
Ending balance	$(88,684)	$1,812	$4,268	$(82,604)

	December 30, 2023
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Pension Plan	Total
Beginning balance	$(90,681)	$2,397	$11,966	$(76,318)
Other comprehensive income (loss) before reclassifications	6,775	(1,461)	(6,209)	(895)
Tax (expense) benefit	—	753	56	809
Amounts reclassed from accumulated other comprehensive income (loss)	—	(788)	—	(788)
Tax (expense) benefit	—	789	—	789
Total other comprehensive income (loss)	6,775	(709)	(6,153)	(87)
Ending balance	$(83,906)	$1,688	$5,813	$(76,405)

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Segment Information
The Company reports segment information based on the "management approach". The management approach designates the internal reporting used by management, specifically its chief operating decision maker ("CODM") for making decisions and assessing performance as the source of the Company's reportable segments. The Company's CODM is its Chief Executive Officer.
The Company manages its business primarily on a geographic basis. The Company's reportable operating segments are comprised of (i) Americas, (ii) Europe and (iii) Asia. Each reportable operating segment includes sales to wholesale and distributor customers, and sales through Company-owned retail stores and e-commerce activities based on the location of the selling entity. The Americas segment primarily includes sales to customers based in Canada, Latin America and the United States. The Europe segment primarily includes sales to customers based in European countries, the Middle East and Africa. The Asia segment primarily includes sales to customers based in Australia, China (including Hong Kong SAR, Macau SAR and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Each reportable operating segment provides similar products and services.
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
The CODM uses net sales and operating income for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis for both profit measures when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses segment gross profit for evaluating pricing strategy and segment operating income to assess the performance of each segment by comparing the results of each segment with one another. The CODM does not review disaggregated assets by segment, therefore it is not presented below.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summary information by operating segment was as follows (in thousands):

	Fiscal Year 2024
	Americas	Europe	Asia	Corporate	Total
Net sales	$515,152	$357,607	$270,075	$2,156	$1,144,990
Cost of sales	252,735	146,212	119,338	29,554	547,839
Gross profit	$262,417	$211,395	$150,737	$(27,398)	$597,151
Compensation and benefits	67,930	72,888	35,319	121,042	297,179
Marketing	52,737	29,748	26,104	14,466	123,055
Depreciation and amortization	3,791	3,377	2,347	6,221	15,736
Other segment items (1)	60,917	40,642	46,998	116,571	265,128
Operating income	$77,042	$64,740	$39,969	$(285,698)	$(103,947)

	Fiscal Year 2023
	Americas	Europe	Asia	Corporate	Total
Net sales	$640,779	$437,358	$328,198	$6,049	$1,412,384
Cost of sales	342,124	206,887	151,871	31,921	732,803
Gross profit	$298,655	$230,471	$176,327	$(25,872)	$679,581
Compensation and benefits	81,682	89,558	45,995	145,052	362,287
Marketing	66,024	43,836	30,784	16,665	157,309
Depreciation and amortization	3,734	4,907	2,508	13,279	24,428
Other segment items (1)	64,469	51,208	58,878	104,026	278,581
Operating income	$82,746	$40,962	$38,162	$(304,894)	$(143,024)

	Fiscal Year 2022
	Americas	Europe	Asia	Corporate	Total
Net sales	$744,027	$541,343	$377,600	$19,469	$1,682,439
Cost of sales	414,982	252,048	165,911	18,819	851,760
Gross profit	$329,045	$289,295	$211,689	$650	$830,679
Compensation and benefits	80,273	92,235	47,035	140,277	359,820
Marketing	57,146	46,498	37,024	13,883	154,551
Depreciation and amortization	4,834	5,856	3,071	8,870	22,631
Other segment items (1)	70,391	53,619	72,469	98,671	295,150
Operating income	$116,401	$91,087	$52,090	$(261,051)	$(1,473)
_______________________________________________________________________________
(1) Other segment items for each reportable segment include long-lived asset impairments, restructuring charges, facility costs, overhead expenses and other operating costs.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The following table shows revenue for each class of similar products for fiscal years 2024, 2023 and 2022 (in thousands):

	Fiscal Year 2024		Fiscal Year 2023		Fiscal Year 2022
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$872,645	76.2%	$1,015,077	71.9%	$1,158,889	68.9%
Smartwatches	24,880	2.2	80,949	5.7	151,602	9.0
Total watches	$897,525	78.4%	$1,096,026	77.6%	$1,310,491	77.9%
Leathers	111,124	9.7	158,427	11.2	178,542	10.6
Jewelry	114,450	10.0	131,410	9.3	154,105	9.2
Other	21,891	1.9	26,521	1.9	39,301	2.3
Total	$1,144,990	100.0%	$1,412,384	100.0%	$1,682,439	100.0%
Geographic Information
Net sales and long-term assets related to the Company's operations in the U.S., Europe, Asia and all other international markets were as follows (in thousands):

	Fiscal Year 2024
	Net Sales (1)		Long-term Assets
United States	$399,989		$80,516
Europe	358,278	(2)	68,587
Asia	270,504	(3)	44,410
All other international	116,219		15,539
Consolidated	$1,144,990		$209,052

	Fiscal Year 2023
	Net Sales (1)		Long-term Assets
United States	$514,666		$107,085
Europe	438,148	(2)	85,575
Asia	330,869	(3)	64,211
All other international	128,701		10,469
Consolidated	$1,412,384		$267,340

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2022
	Net Sales (1)		Long-term Assets
United States	$619,981		$133,100
Europe	543,585	(2)	96,365
Asia	381,845	(3)	53,050
All other international	137,028		10,313
Consolidated	$1,682,439		$292,828
_______________________________________________________________________________
(1) Net sales are based on the location of the selling entity (including exports).

(2) Net sales from Germany (including exports) accounted for more than 10% of the Company's consolidated net sales and were approximately $137.9 million, $173.3 million and $194.1 million in fiscal years 2024, 2023 and 2022, respectively.

(3) Net sales from China (including Hong Kong SAR, Macau SAR and Taiwan and exports) accounted for more than 7% of the Company's consolidated net sales and were approximately $83.6 million, $140.4 million and $174.2 million in fiscal years 2024, 2023 and 2022, respectively.
20. Restructuring
In fiscal 2024, the Company announced a plan to return to profitable growth (the "Turnaround Plan"). The Turnaround Plan is centered on three key areas: (i) refocusing on the core, (ii) rightsizing the cost structure, and (iii) strengthening the balance sheet. The Company expects to achieve selling, general and administrative ("SG&A") cost savings of approximately $100 million in fiscal 2025 as compared to fiscal 2024 through a series of initiatives including a strategic reduction in force which occurred in late February 2025, reduced costs associated with the transition of smaller international markets to a distributor model, and the closing of approximately 50 FOSSIL retail stores. The Company will seek to identify additional cost-reduction opportunities, which may generate incremental savings in 2025. The Company estimates approximately $50 million in total charges in connection with the Turnaround Plan, with approximately $7 million incurred in fiscal 2024 and the remainder expected to be incurred during fiscal 2025.
The following table shows a summary of the Turnaround Plan charges (in thousands):

Fiscal Year	Fiscal Year 2024
Selling, general and administrative expenses	6,553
Consolidated	$6,553
The following table shows a rollforward of the accrued liability related to the Company’s Turnaround Plan (in thousands):

	Fiscal Year 2024
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	December 30, 2023	Charges			December 28, 2024
Stores and facilities closures	$—	$6,553	$—	$6,553	$—
Total	$—	$6,553	$—	$6,553	$—
Turnaround Plan restructuring charges by operating segment were as follows (in thousands):

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year 2024
Europe	$1,927
Asia	4,626
Consolidated	$6,553
In fiscal year 2024, the Company concluded its Transform and Grow plan ("TAG") as it has transitioned to initiatives under the Turnaround Plan. TAG was launched in early 2023 to reduce operating costs, improve operating margins, and advance the Company’s commitment to profitable growth. The Company had expanded the scope and duration of TAG to focus on a more comprehensive review of its global business operations. The expansion of TAG put greater emphasis on initiatives aimed at restructuring or optimizing operations, exiting or minimizing certain product offerings, brands and distribution channels, strengthening gross margins through improvements in sourcing and improving working capital efficiency. Under the expanded TAG plan, the Company achieved annualized operating income benefits of $125 million in fiscal 2023 and an additional $155 million in fiscal 2024, for a total of $280 million over the two year period.
The following table shows a summary of TAG plan charges (in thousands):

Fiscal Year	Fiscal Year 2024	Fiscal Year 2023
Cost of sales	$7,314	$5,537
Selling, general and administrative expenses	53,228	43,279
Consolidated	$60,542	$48,816
The following table shows a rollforward of the accrued liability related to the Company’s TAG plan (in thousands):

	Fiscal Year 2024
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	December 30, 2023	Charges			December 28, 2024
Stores and facilities closures	$—	$143	$7	$135	$1
Professional services	117	34,959	25,575	—	9,501
Severance and employee-related benefits	8,117	18,126	18,344	558	7,341
Charges related to exits of certain product offerings	$3,821	$7,314	$3,280	$7,555	$300
Total	$12,055	$60,542	$47,206	$8,248	$17,143

	Fiscal Year 2023
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	December 31, 2022	Charges			December 30, 2023
Stores and facilities closures	$—	$7,245	$—	$7,245	$—
Professional services	—	6,648	6,531	—	117
Severance and employee-related benefits	—	29,386	20,951	318	8,117
Charges related to exits of certain product offerings	$—	$5,537	$1,716	$—	$3,821
Total	$—	$48,816	$29,198	$7,563	$12,055

TAG plan restructuring charges by operating segment were as follows (in thousands):

	Fiscal Year 2024	Fiscal Year 2023
Americas	$4,800	$4,582
Europe	8,171	9,812
Asia	4,059	12,519
Corporate	43,512	21,903
Consolidated	$60,542	$48,816
In fiscal year 2022, the Company completed its New World Fossil 2.0 (“NWF 2.0”) restructuring program it launched in 2019. The following tables show a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	Fiscal Year 2023
	Liabilities	Cash Payments	Liabilities
	December 31, 2022		December 30, 2023
Professional services	74	74	—
Severance and employee-related benefits	2,821	2,821	—
Total	$2,895	$2,895	$—

	Fiscal Year 2022
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	January 1, 2022	Charges			December 31, 2022
Store closures	$300	$787	$612	$475	$—
Professional services	643	166	735	—	74
Severance and employee-related benefits	4,388	5,168	6,431	304	2,821
Total	$5,331	$6,121	$7,778	$779	$2,895

NWF 2.0 restructuring charges by operating segment were as follows (in thousands):

2022
Americas	$234
Europe	1,754
Asia	1,610
Corporate	2,523
Consolidated	$6,121

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 28, 2024, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our CEO and Interim CFO. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Based upon this evaluation, our CEO and Interim CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of December 28, 2024.
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
Management, including our CEO and our Interim CFO, assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 28, 2024.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 28, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fossil Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fossil Group, Inc. and subsidiaries (the “Company”) as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2024, of the Company and our report, dated March 12, 2025, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
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

/s/ Deloitte & Touche LLP

Dallas, Texas
March 12, 2025

Item 9B.    Other Information
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended December 28, 2024.

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

Insider Trading Arrangements and Policies

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, or the Company itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and The Nasdaq Stock Market listing standards. The forgoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Company’s insider trading policy that has been filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

March 12, 2025	FOSSIL GROUP, INC.
/s/ FRANCO FOGLIATO
Franco Fogliato Chief Executive Officer and Director
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FRANCO FOGLIATO	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2025
Franco Fogliato
/s/ ANDREW SKOBE	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2025
Andrew Skobe
/s/ MARK R. BELGYA	Director	March 12, 2025
Mark R. Belgya
/s/ PAMELA B. CORRIE	Director	March 12, 2025
Pamela B. Corrie
/s/ SUZANNE M. COULTER	Director	March 12, 2025
Suzanne M. Coulter
/s/ EUGENE DAVIS	Director	March 12, 2025
Eugene Davis
/s/ KEVIN MANSELL	Chairman of the Board of Directors	March 12, 2025
Kevin Mansell
/s/ MARC R. Y. REY	Director	March 12, 2025
Marc R. Y. Rey
/s/ GAIL B. TIFFORD	Director	March 12, 2025
Gail B. Tifford

SCHEDULE II
FOSSIL GROUP, INC. AND SUBSIDIARIES
VALUATIONS AND QUALIFYING ACCOUNTS
Fiscal Years 2022, 2023 and 2024
(in thousands)

		Additions		Deductions
Classification	Balance at Beginning of Period	Charged to Operations	Charged to Other Accounts	Actual Returns or Writeoffs	Balance at End of Period
Fiscal Year 2022:
Account receivable allowances:
Bad debts	$16,388	$6,305	$—	$8,046	$14,647
Markdowns	$13,768	$23,736	$—	$29,043	$8,461
Sales returns	$40,121	$90,092	$—	$94,393	$35,820
Deferred tax asset valuation allowance	$122,953	$14,794	$5,599	$—	$143,346
Fiscal Year 2023:
Account receivable allowances:
Bad debts	$14,647	$3,535	$—	$5,566	$12,616
Markdowns	$8,461	$31,325	$—	$32,243	$7,543
Sales returns	$35,820	$95,812	$—	$98,234	$33,398
Deferred tax asset valuation allowance	$143,346	$50,493	$1,769	$3,005	$192,603
Fiscal Year 2024:
Account receivable allowances:
Bad debts	$12,616	$6,328	$—	$4,288	$14,656
Markdowns	$7,543	$26,908	$—	$26,935	$7,516
Sales returns	$33,398	$57,542	$—	$63,095	$27,845
Deferred tax asset valuation allowance	$192,603	$34,100	$(219)	$—	$226,922

EXHIBIT INDEX

Exhibit Number		Description
3.1		Third Amended and Restated Certificate of Incorporation of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 25, 2010).
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

10.2		Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 2, 2011).
10.3	(2)	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2016).
10.4	(2)	Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 1, 2017).
10.5	(2)	First Amendment to the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 9, 2018).
10.6
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

10.7
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

10.8	(2)	Fossil Group, Inc. 2020 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020).
10.9	(2)	Fossil Group, Inc. 2021 Deferred Plan for Director Fees
10.10
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

10.11	(2)
Performance Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 12, 2022)

Exhibit Number		Description

10.12	(2)	Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 12, 2022)
10.13	(2)	Amendment No. 1 to the Fossil Group, Inc. 2020 Cash Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K filed on March 9, 2023).
10.14	(2)	Amendment Number Two to the Fossil Group, Inc. 2020 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on November 9, 2023).
10.15	(2)	Form of Indemnification Agreement signed by directors and executive officers (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on November 9, 2023).
10.16		Consulting Agreement, dated March 13, 2024, by and between Fossil Group, Inc. and Kosta N. Kartsotis.
10.17	(2)	Fossil Group, Inc. 2024 Long-Term Incentive Plan.
10.18	(2)	Restricted Stock Unit Award for Outside Directors under the Fossil Group, Inc. 2024 Long-Term Incentive Plan.
10.19	(2)	Offer Letter, dated August 10, 2024, by and between Franco Fogliato and the Company.
10.20		Cooperation Agreement, dated as of March 24, 2024, by and among the Company, Buxton Helmsley Active Value Fund, L.P. and Buxton Helmsley Capital Partners LLC.
10.21	(2)	Restricted Stock Unit Award Agreement
19.1	(1)	Insider Trading Policy
21.1	(1)	Subsidiaries of Fossil Group, Inc.
23.1	(1)	Consent of Independent Registered Public Accounting Firm.
31.1	(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	(3)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(3)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97		Fossil Group, Inc. Compensation Recovery Policy
101.INS	(1)	Inline XBRL Instance Document.
101.SCH	(1)	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	(1)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________________________
(1)Filed herewith.
(2)Management contract or compensatory plan or arrangement.
(3)Furnished herewith.