Form 10-K/A
period 2024-12-28
Fossil Group, Inc.
filed 2025-04-28
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-41040

FOSSIL GROUP, INC
.
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large Accelerated Filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock, $0.01 par value per share, held by non-affiliates
of the registrant, based on the last sale price of the common stock as reported by the NASDAQ Global Select Market on July 1, 2023 was $116.7 million. For purposes of this computation, all officers, directors and 10%
non-passive
beneficial owners of the registrant are deemed to be affiliates. Such determin ation
should not be deemed an admission that such officers, directors or 10%
non-passive
beneficial owners are, in fact, affiliates of the registrant.
As of April 22, 2025, 53,616,039 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Fossil Group, Inc. is filing this Amendment No. 1 on Form
10-K/A
(“Form
10-K/A”)
to amend our Annual Report on Form
10-K
for the fiscal year ended December 28, 2024 (“2024 Form
10-K”),
as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2025, to include the information required by Items 10 through 14 of Part III of Form
10-K.
This information was previously omitted from the 2024 Form
10-K
in reliance on General Instruction G(3) to Form
10-K.
This Form
10-K/A
amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2024 Form
10-K.
The cover page of the 2024 Form
10-K
is also amended to update the number of outstanding shares of common stock as of April 22, 2025.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form
10-K/A
amends Item 15 of Part IV of the 2024 Form
10-K
solely to update the exhibit list to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Form
10-K/A
and because this Form
10-K/A
does not contain or amend any disclosure with respect to paragraphs 3, 4 and 5 of Items 307 and 308 of Regulation
S-K,
the corresponding certifications have been omitted. Similarly, because no financial statements have been included in this Form
10-K/A,
certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted. Except as described above, no other changes have been made to the 2024 Form
10-K,
and we have not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the 2024 Form
10-K.
Accordingly, this Form
10-K/A
should be read in conjunction with the 2024 Form
10-K
and with our filings with the SEC subsequent to the 2024 Form
10-K.
In this Form
10-K/A,
references to “we,” “our,” “us,” “Fossil” and the “Company” refer to Fossil Group, Inc., including its consolidated subsidiaries.

FOSSIL GROUP, INC.

FORM 10-K/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The table below sets forth the names of the current members of the Board of the Company along with their current ages, their current position and approximate tenure on the Board as of April 22, 2025.

NAME	AGE	POSITION	TENURE (YEARS)*
Mark R. Belgya	64	Director	7.0
Pamela B. Corrie	67	Director	1.0
Susie Coulter	59	Director	2.5
Eugene I. Davis	70	Director	1.0
Franco Fogliato	55	Director and Chief Executive Officer	0.5
Kevin Mansell	72	Chairman of the Board	6.0
Marc Rey	61	Director	5.0
Gail B. Tifford	55	Director	8.0

*	Rounded to the nearest half year.

The following sets forth biographical information and qualifications and skills for each director:

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

Pamela B. Corrie

Pamela B. Corrie was appointed to the Board in March 2024, and she is currently a member of the Company’s Audit Committee, Nominating and Corporate Governance Committee and Strategic Planning and Finance Committee. Ms. Corrie has over 25 years of experience in complex corporate turnarounds and restructuring strategy. After practicing law at Weil, Gotshal & Manges for a decade, Ms. Corrie served in multiple executive leadership roles, including as the General Counsel for Risk and Restructuring at General Electric Capital Corporation, Americas from 2003 to 2015. She also served as Chief Executive Officer, Corporate division of Epiq Systems, Inc., a provider of legal and business services from 2015 to 2016, Chief Restructuring Officer of ABC Carpet and Home, Inc. from 2017 to 2019, and was a Managing Director at the financial advisory firm of Carl Marks Advisors from 2018 to 2023. Ms. Corrie currently holds board positions at Burford Capital Limited (NYSE:BUR), since January 2024, where she serves as a member of the Audit and Nominating and Governance Committees; AIG Financial Products, since 2022; and iFIT Health and Fitness Inc., since 2022, where she serves as Chair of the Nominating and Governance Committee and as a member of the Audit, Compensation and Special Committees. Ms. Corrie also previously served on a number of boards since 2019, including Pier 1 Imports, Inc., Lord & Taylor, Bed, Bath & Beyond (director of 15 subsidiaries), Boxed, Inc., Spark Networks SE, Blockfi Wallet LLC, Altera Infrastructure Holdings LLC, Katera, Inc. and AM Castle. Ms. Corrie was originally selected for her position as a director pursuant to the terms of the Company’s Cooperation Agreement with Buxton. Ms. Corrie has extensive experience in corporate restructurings and turnarounds and has been determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules.

Susie Coulter

Susie Coulter was appointed to the Board in December 2022, and she is currently a member of the Company’s Nominating and Corporate Governance Committee and Strategic Planning and Finance Committee. Ms. Coulter is the founder and Chief Executive Officer of ARQ Botanics LLC, a personal care company specializing in all-natural skin care products. Previously, Ms. Coulter was the co-founder and served as Chief Executive Officer of Bronty Beauty LLC, a beauty company specializing in all-natural skin care products, from January 2017 to December 2020. From November 2012 to March 2016, Ms. Coulter served as the President of Victoria’s Secret Beauty for L Brands, Inc. (n/k/a Victoria’s Secret & Co., which was separated from L Brands, Inc. in 2021). From 1998 to 2012, Ms. Coulter served in a number of executive leadership roles, most recently as President of Polo Ralph Lauren Retail Stores, at Ralph Lauren Corporation, an apparel retailer. Ms. Coulter serves on the board of directors of Abercrombie & Fitch

Co., where she is Chair of the Environmental, Social and Governance Committee and a member of the Nominating and Governance Committee. Ms. Coulter has executive leadership experience having served as a founder and chief executive officer in addition to her roles as president for large global retail organizations. Ms. Coulter also has experience with supply chain and logistics, marketing, global operations, omnichannel and digital commerce, branding, product sourcing and development, merchandising and consumer facing retail. In addition, Ms. Coulter has experience with corporate governance, environmental, social and risk management and is NACD Directorship Certified.

Eugene I. Davis

Eugene I. Davis was appointed to the Board in March 2024, and he is currently a member of the Company’s Audit Committee and Chairman of the Strategic Planning and Finance Committee. Mr. Davis, over the course of the past 40 years, has served as chairman, chairman of audit, compensation, nominating and governance, finance, and special committees, director, chief executive officer or chief restructuring officer of more than 250 public and private companies and businesses operating in diverse sectors, including consumer products and retail. During the past five years, Mr. Davis was a member of the board of directors of each of Aeromexico, Babylon Holdings Limited, Bluestem Group Inc., F45 Training Holdings Inc., GTT Communications, Inc., Hycroft Mining Holding Corporation, Loyalty Ventures Inc., MediaMath Holdings, Inc., Parker Drilling Company, PGX Holdings, Inc., Skillsoft Corp., Verso Corporation, and VICI Properties Inc. Mr. Davis does not currently serve on the board of directors of any other public company. In his capacity as an executive, director and advisor he has managed, restructured, sold, liquidated and advised businesses across multiple sectors on business transformations, complex transactions, operational turnarounds and leadership succession planning. He is currently the Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting and strategic planning advisory services for domestic and international public and private business entities. Mr. Davis has extensive leadership, finance and governance experience, has served in an executive capacity in a broad range of industries and has led the restructuring efforts at a number of companies and has been determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules.

Franco Fogliato

Franco Fogliato was appointed Chief Executive Officer and a member of the Board effective September 18, 2024. Mr. Fogliato most recently served as President and Chief Executive Officer of Salomon, a division of Amer Sports, Inc. (NYSE: AS), from November 2021 until April 2024. Amer Sports designs, manufactures, markets, distributes and sells sports equipment, apparel, footwear and accessories. Previously, from November 2013 to October 2021, Mr. Fogliato served in various roles for Columbia Sportswear Company (NASDAQ: COLM), a leading innovator in active outdoor apparel, footwear, accessories and equipment, most recently as Executive Vice President and President Global Omnichannel. From January 2004 to October 2013, Mr. Fogliato served as Chief Executive Officer at Billabong Group Europe (formerly BBG: ASX), a surf, swim and lifestyle apparel company. Mr. Fogliato has executive leadership, retail, omnichannel, restructuring, strategic, marketing and international experience having served in a number of leadership positions for global brands at public companies. Mr. Fogliato holds an MBA from The Open University Business School, a BA from the University of Venice and is certified in Corporate Governance by INSEAD.

Kevin Mansell

Kevin Mansell was elected to the Board in May 2019, and he is currently Chairman of the Board and Chairman of the Company’s Compensation and Talent Management Committee. Mr. Mansell served as Chairman, CEO and President of Kohl’s Corporation (NYSE: KSS), one of the largest department store retail chains in the United States (“Kohl’s”), until his retirement in May 2018. Mr. Mansell joined Kohl’s in 1982 as a Divisional Merchandise Manager and was promoted to General Merchandise Manager in 1987. Mr. Mansell was promoted to Senior Executive Vice President of Merchandising and Marketing of Kohl’s in 1998, and was named President and Director in 1999. He was promoted to Kohl’s CEO in 2008 and named Chairman of the Board in 2009. Prior to joining Kohl’s, Mr. Mansell spent seven years in the Venture Store division of The May Department Stores Company, an American department store holding company, where he held a variety of positions in buying and merchandising. Mr. Mansell serves as a director, the co-chair of the Nominating and Corporate Governance Committee and as a member of the Talent and Compensation Committee of Columbia Sportswear Company (NASDAQ: COLM), a leading innovator in active outdoor apparel, footwear, accessories, and equipment. Mr. Mansell is the former Chair of the Board of Directors of Chico’s FAS, Inc., an omnichannel specialty retailer of women’s private branded casual-to-dressy clothing, intimates, and complementary accessories. Mr. Mansell has leadership experience as the CEO of a large national organization, over 40 years of retail experience and extensive public company, strategic, human capital management, compensation and financial experience.

Marc Rey

Marc Rey was appointed to the Board in July 2020 and is currently a member of the Company’s Compensation and Talent Management Committee and Strategic Planning and Finance Committee. Mr. Rey currently serves as an advisor to beauty companies. Mr. Rey served as the Chief Executive Officer of Beautycounter, a private clean beauty brand, from February 2022 to June 2023. Mr. Rey served as President and Chief Executive Officer of Shiseido Americas, a division of Shiseido Company Limited, and Chief Growth Officer of Shiseido Group Limited, a leading global beauty brand, from September 2015 until September 2020. From July 2014 until August 2015, Mr. Rey served as Senior Vice President for Coty North America and President of Coty USA, a leading global beauty company, and served as Regional Vice President North America from December 2012 to July 2014. From March 2009 to July 2012, Mr. Rey served in various roles for L’Oreal USA, including President International Designers Collections from September 2010 to July 2012, President Specialty Beauty Group from October 2009 to September 2010 and President Giorgio Armani and Yves Saint Laurent Beauty USA from March 2009 to October 2009. Mr. Rey has extensive leadership experience as the CEO of a major beauty company and has over 30 years of consumer products experience, as well as growth, turnaround, change management, digital transformation, multichannel and brand marketing, retail, commercial, international and human capital experience.

Gail B. Tifford

Gail B. Tifford was appointed to the Board in August 2017, and she is currently the Chair of the Company’s Nominating and Corporate Governance Committee. Ms. Tifford has served as a partner at True Search, a global platform for talent management products and services, since May 2022. Ms. Tifford previously served as Chief Brand Officer for WW International, Inc. (f/k/a Weight Watchers), a global weight management service company, from March 2018 until August 2021. Previously, Ms. Tifford served in a variety of leadership roles at Unilever, a leading global consumer goods company that offers products in the food, home care, personal care and refreshment segments. Her roles included brand, marketing, and digital innovation from 1996 until 2009, and after she rejoined Unilever in 2011, most recently serving as Vice President, Media North America and Global Digital Media Innovation. From October 2009 until May 2011, Ms. Tifford served as Vice President for Strategic Partnerships at MTV Networks, a cable and satellite television channel owned by Viacom Media Networks. Ms. Tifford has substantial experience in executive leadership, media, ecommerce, branding and marketing and a proven track record of building brands in an evolving digital landscape.

Executive Officers

The name, age, and current position with the Company, and principal occupation during the last five years of (i) Mr. Fogliato and the year he first became an executive officer of the Company is set forth above under the caption “Directors” and (ii) with respect to each remaining executive officer as of April 22, 2025 is set forth in the following table and text:

NAME	AGE	POSITION
Antonio Carriero	54	Chief Digital Information Officer and General Manager of EMEA
Randy Greben	47	Chief Financial Officer
Randy Hyne	58	Chief Legal Officer and Secretary
Melissa B. Lowenkron	50	Chief Brand Officer
Joe Martin	41	Chief Commercial Officer
James Webb	52	Chief People and Communications Officer

Antonio Carriero

Antonio Carriero has served as Chief Digital Information Officer and General Manager EMEA since February 2025. Mr. Carriero is responsible for overseeing the Company’s global technology strategy, operations, cybersecurity, and the development of digital capabilities. Mr. Carriero also leads the commercial business for the Company’s EMEA region. Most recently, he served as Chief Digital and Information Officer at Salomon (Amer Sports), a leading global mountain sports lifestyle brand, from November 2023 to November 2024. Prior thereto, he served as Chief Digital and Information Officer at Breitling SA, a global luxury watch brand, from December 2017 until November 2023.

Randy Greben

Randy Greben has served as Chief Financial Officer since March 2025. Mr. Greben is responsible for the management of the Company’s global finance, accounting, tax, treasury and investor relations. Mr. Greben most recently served as Chief Financial & Operating Officer at Casper Sleep Inc., an omni-channel retailer in the mattress/sleep industry, from October 2022 until February 2025. Previously, from January 2021 to October 2022, Mr. Greben served as Chief Financial Officer of Blue Apron, a former publicly traded subscription meal kit business. From March 2017 to December 2019, Mr. Greben also served as Chief Financial Officer and Senior Vice President at ANN Inc., a subsidiary of the Ascena Retail Group (NASDAQ: ASNA) at the time of employment, a leading women’s specialty retail company. Mr. Greben also held various senior finance roles, including Chief Financial Officer, with Quidsi, a wholly-owned subsidiary of Amazon.com (NASDAQ: AMZN) at the time of employment, operating six URLs focused on the parents, young children, household and pets segments of e-commerce.

Randy Hyne

Randy Hyne has served as Chief Legal Officer and Secretary since March 2024. Mr. Hyne is responsible for the Company’s global legal operations. Prior to his current position with the Company, Mr. Hyne served as General Counsel and Secretary since April 2004.

Melissa B. Lowenkron

Melissa B. Lowenkron has served as Chief Brand Officer since March 2023. Ms. Lowenkron is responsible for brand strategy and management and product design, development, merchandising and marketing for FOSSIL, MICHELLE, SKAGEN and ZODIAC. Ms. Lowenkron joined the Company in January 2022 as Senior Vice President and General Manager, Fossil Brand. Prior to joining the Company, Ms. Lowenkron served as the Senior Vice President/General Merchandising Manager for handbags, ladies shoes, beauty and jewelry at Neiman Marcus Group, a luxury department store, from October 2018 to February 2021. From April 2014 to October 2018, Ms. Lowenkron

served as the Senior Vice President/General Merchandising Manager for ready-to-wear, handbags, ladies shoes, beauty, jewelry, men’s and kids at Bergdorf Goodman, a subsidiary of Neiman Marcus Group. Ms. Lowenkron joined Neiman Marcus Group in 1997 and held various other leadership positions, including Vice President/Divisional Merchandising Manager Men’s Sportswear from October 2010 to April 2014.

Joe Martin

Joe Martin has served as Chief Commercial Officer since February 2025. Mr. Martin is responsible for all global revenue-generating activities of the Company. Before joining the Company, Mr. Martin served in various roles at Adidas, a leader in the athletic footwear, apparel, equipment and accessories industry, from July 2014, most recently serving as Senior Vice President in Commercial for North America. Prior to Adidas, he held leadership roles at American Woodwork and 3M Company.

James Webb

James Webb has served as Chief People and Communications Officer since April 2024. Mr. Webb oversees the Company’s global human resource functions, including benefits, compensation, employee development, employee relations, organizational development, payroll, talent acquisition, talent management, and internal and external communications. Mr. Webb was Vice President of Global People Development, Engagement, and Communications from 2014 until March 2024. Before joining the company, Mr. Webb most recently served as Head of Organizational Development, Learning, and Communications for Zale Jewelers, a large jewelry retailer known for its focus on diamonds, watches, and jewelry accessories, from January 2010 to March 2014. Mr. Webb also held various human resource and operations leadership roles with Blockbuster, a former global provider of in-home rental and retail movie and game entertainment, from 1996 to 2010.

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

All members of the Audit Committee have been determined to be financially literate and to meet the appropriate SEC and Nasdaq standards for independence. See “Director Independence” below. The Audit Committee includes three independent directors, Messrs. Belgya and Davis and Ms. Corrie, who have each been determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules.

Item 11. Executive Compensation

Executive Compensation

In accordance with the executive compensation rules applicable to smaller reporting companies, this section contains a discussion of all plan and non-plan compensation awarded to, earned by or paid to the following individuals. These individuals are referred to as the Named Executive Officers (“NEOs”).

NAME	POSITION
Franco Fogliato(1)	Chief Executive Officer and Director
Kosta N. Kartsotis(2)	Former Chairman of the Board and Chief Executive Officer
Jeffrey N. Boyer(3)	Former Interim Chief Executive Officer and former Chief Operations Officer
Andrew Skobe(4)	Former Interim Chief Financial Officer
Melissa B. Lowenkron	Chief Brand Officer
Darren E. Hart(5)	Former Executive Vice President, Chief Human Resources Officer
Greg A. McKelvey(6)	Former Executive Vice President, Chief Commercial Officer

(1)	Mr. Fogliato was appointed Chief Executive Officer effective September 18, 2024.
(2)	Mr. Kartsotis stepped down as Chairman and a member of the Board and as Chief Executive Officer effective March 13, 2024.
(3)

Mr. Boyer served as Interim Chief Executive Officer and Director from March 13, 2024 until September 18, 2024. Mr. Boyer served as Chief Operating Officer during the remaining time periods in 2024. Mr. Boyer’s employment with the Company was terminated effective January 17, 2025.

(4)	Mr. Skobe’s term as Interim Chief Financial Officer ended as of March 17, 2025.
(5)	Mr. Hart’s employment with the Company was terminated effective April 26, 2024.
(6)	Mr. McKelvey’s employment with the Company was terminated effective August 11, 2023.

Fiscal 2024 and 2023 Summary Compensation Table

The following table sets forth the compensation earned by our NEOs during fiscal years 2024 and 2023.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)(1)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)(2)	ALL OTEHR COMPENSATION ($)		TOTAL ($)
Franco Fogliato(3)	2024	266,538	2,100,000	1,792,500	-0-	413,002	(4)	4,572,040
Chief Executive Officer
Kosta N. Kartsotis(5)	2024	825,000	-0-	-0-	-0-	336,703	(6)	1,161,703
Former Chief Executive Officer and Director	2023	1,057,692	-0-	-0-	393,250	-0-		1,450,942
Jeffrey N. Boyer(7)	2024	719,250	-0-	72,061	540,876	27,477	(8)	1,359,664
Former Interim Chief Executive Officer and former Chief Operations Officer	2023	719,250	-0-	262,598	197,794	24,594		1,204,236
Melissa Lowenkron(9)
Chief Brand Officer	2024	557,615	-0-	13,933	180,997	11,196	(10)	763,741
Andrew Skobe(11)
Interim Chief Financial Officer	2024	-0-	-0-	-0-	-0-	718,750	(12)	718,750
Darren E. Hart(13)	2024	255,970	-0-	52,876	106,700	685,514	(14)	1,101,060
Former Executive Vice President, Chief Human Resources Officer	2023	700,550	-0-	321,680	144,488	20,657		1,187,375
Greg A. McKelvey	2024	-0-	-0-	-0-	-0-	1,481,600	(15)	1,481,600
Former Executive Vice President, Chief Commercial Officer	2023	484,369	-0-	399,462	124,465	351,837		1,360,133

(1)

The amounts shown were not actually paid to the NEOs. Rather, as required by the rules of the SEC, the amounts represent the aggregate grant date fair value of RSUs and PSUs awarded to each of them in fiscal years 2024 and 2023. These values were determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). The grant date fair value of the PSUs is based on our estimate on the grant date of the probable outcome of meeting the performance conditions of these awards. The aggregate grant date fair value of the RSUs is equal to the midpoint between the high and low sales prices of our Common Stock on the date of grant multiplied by the number of shares granted. The following are the aggregate grant date fair values of the 2024 PSUs assuming we meet the highest level of the performance conditions of these awards: Mr. Boyer $72,061 and Mr. Hart $52,876.

(2)	The amounts shown were earned in the fiscal year listed, but paid in the first quarter of the following fiscal year.

(3)	Mr. Fogliato was appointed Chief Executive Officer and Director effective September 18, 2024.
(4)	Includes $412, 201 in relocation expenses.

(5)	Mr. Kartsotis’ employment with the Company was terminated effective September 13, 2024.

(6)	Includes $330,001 in consulting fees.

(7)	Mr. Boyer’s employment with the Company was terminated effective January 17, 2025.

(8)	This amount represents financial advisory services, the Company’s contributions to Mr. Boyer’s account under its 401(k) plan and $12,904 in Company-paid life insurance premiums.

(9)	Ms. Lowenkron was not an NEO in 2023.

(10)	This amount represents $10,350 for the Company’s contributions to Ms. Lowenkron’s account under its 401(k) plan and Company-paid life insurance premiums.

(11)	Mr. Skobe joined the Company as Interim Chief Financial Officer effective July 1, 2024.

(12)	Consists of fees paid to Ankura Consulting Group, LLC (“Ankura”), a financial consulting firm, for Interim Chief Financial Officer services provided by Mr. Skobe.

(13)	Mr. Hart’s employment with the Company was terminated effective April 26, 2024.

(14)	This amount represents $670,237 in severance payments, financial advisory services, the Company’s contributions to Mr. Hart’s account under its 401(k) plan and Company-paid life insurance premiums.

(15)	Payments made pursuant to the Executive Severance Agreement between the Company and Mr. McKelvey.

Narrative Disclosure to Summary Compensation Table

During fiscal year 2024, our NEO compensation program included four components: base salary, annual cash incentive plan, long-term incentive equity grants and other compensation, including employee benefits generally available to all of our employees. Each component is described in detail below.

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

For fiscal year 2024, our NEOs did not receive an increase. The following table shows the base salary for each NEO.

NAME	ANNUAL SALARY RATE
Fogliato	$1,100,000
Boyer	$719,250
Kartsotis	$1,100,000
Skobe*	$—
Lowenkron	$566,500
Hart	$700,550
McKelvey*	$—

*	Messrs. Skobe and McKelvey were not employees of the Company in 2024.

Annual Cash Incentive Plan

The Cash Incentive Plan is a performance-based annual cash incentive plan that links cash incentive awards to achieving pre-established performance goals. For fiscal year 2024, the Compensation and Talent Management Committee set goals for three financial metrics to assess Company performance and determine any cash incentive awards. The Compensation and Talent Management Committee believes that using these performance metrics align the NEOs’ bonus opportunities with the priorities of the Company and ultimately long-term value creation for the Company’s stockholders.

For fiscal year 2024, each NEO was eligible for a target bonus opportunity under the Cash Incentive Plan as follows: 130% of the annual salary for the CEO, 100% of the annual salary for the Chief Operating Officer, 75% of the annual salary for Mr. Hart and 50% of the annual salary for Ms. Lowenkron. As Mr. Boyer served as Interim Chief Executive Officer from March to September 2024 and Chief Operating Officer for the remaining time periods in 2024, his cash incentive amount was prorated for the time periods he served as Chief Operating Officer and Interim Chief Executive Officer, respectively. Mr. Skobe did not participate in the Cash Incentive Plan. The actual cash incentive amounts are paid out based on the extent to which our financial goals are achieved. The measurement period for evaluating performance under the metrics was our 2024 fiscal year (the “Measurement Period”).

The original financial performance goals were approved by the Compensation and Talent Management Committee in March 2024 and included targets for threshold, target, and stretch payouts for the metrics, which included net sales, adjusted operating income (loss) and TAG operating expenses run rate savings. However, following the replacement of our long-time CEO in March 2024, the departure in early 2024 of other executive officers, and a reassessment of the financial projections for the year, to further motivate employees during a challenging fiscal year, the Compensation and Talent Management Committee along with the Board, in July 2024, revised the targets for the net sales and adjusted operating income (loss) metrics.

The revised metrics for 2024 were as follows:

	PERFORMANCE METRIC	DESCRIPTION	WEIGHTING
Financial goals	Net sales	Target of $1.2 billion	25%
	Adjusted operating income (loss)	Target of $(25) million	25%
	TAG Opex Run Rate Savings	Target of $125 million	50%

In setting these targets, key considerations of the Compensation and Talent Management Committee included:

•	Net sales: Determined using constant currency.

•

Adjusted operating income (loss): Determined using constant currency, excludes restructuring costs and intangible asset impairment and includes actual bonus payment total under the Cash Incentive Plan.

Target payouts for each performance metric are listed below:

PERFORMANCE METRIC	THRESHOLD PERFORMANCE	THRESHOLD* PAYOUT	TARGET PERFORMANCE	TARGET PAYOUT	STRETCH PERFORMANCE	MAXIMUM* PAYOUT
Net sales	93%*	20%	$1.20 billion	100%	108%*	200%
Adjusted operating income (loss)	$(53) million	20%	$(25) million	100%	$10 million	200%
TAG Opex Run Rate Savings	68%*	20%	$125 million	100%	140%*	200%

*	As a percentage of target

The Compensation and Talent Management Committee approves the specific payments to the NEOs under the Cash Incentive Plan. The Compensation and Talent Management Committee also retains discretion to reduce bonus compensation or recommend additional cash bonuses during the year based on factors such as promotions and business segment, department, individual or overall Company performance.

During the Measurement Period, the Company achieved net sales of $1.150 billion (using constant currency), which paid out at 50% of target, adjusted operating income (loss) of $(24) million, which paid out at 102% of target, and TAG Opex Run Rate Savings of $101 million, which paid out at 51.7% of target, resulting in an overall payout of 63.9%. The calculation for the Company payout percentage was the sum of the weighting multiplied by the achievement for each metric (as defined), and for fiscal year 2024 was:

Based on the foregoing, the Compensation and Talent Management Committee approved the following cash bonus payments under the Cash Incentive Plan for fiscal year 2024 performance:

NAME	BASE SALARY	PERCENTAGE	COMPANY PAYOUT %	TOTAL BONUS AMOUNT
Fogliato	$1,100,000	130%	63.9%	$	n/a	(1)
Kartsotis	$1,100,000	130%	63.9%	$	n/a	(2)
Boyer	$719,250	100 - 130%	63.9%		$540,876	(3)
Skobe(4)	$—	—	—		$—
Lowenkron	$566,500	50%	63.9%		$180,997
Hart	$700,550	75%	63.9%		$106,700	(5)
McKelvey(6)	$—	—	—		$—

(1)	See the Bonus section below.
(2)	Mr. Kartsotis’ employment with the Company was terminated effective September 13, 2024.
(3)	Mr. Boyer’s bonus was prorated for the time he served in 2024 as Chief Operating Officer and Interim Chief Executive Officer, respectively.
(4)	Mr. Skobe was not eligible to participate in the Cash Incentive Plan.
(5)	Prorated for Mr. Hart’s April 26, 2024 termination of service date with the Company and paid in accordance with the terms of Mr. Hart’s Executive Severance Agreement.
(6)	Mr. McKelvey was not an employee in 2024.

Bonus

In accordance with the terms of his offer letter, Mr. Fogliato received a guaranteed cash bonus payment of $1.0 million in lieu of his participation in the Cash Incentive Plan, in addition to a one-time $1.1 million sign-on bonus.

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

For fiscal year 2024, the Compensation and Talent Management Committee approved a target of a percentage of annual salary (in effect at the end of the prior calendar year) for long-term incentive grants for each NEO as follows: 150% for Mr. Boyer, 113% for Mr. Hart and 38% for Ms. Lowenkron. During 2024, Messrs. Kartsotis, Skobe and McKelvey did not receive grants of equity awards. As part of the Company’s efforts to limit the number of shares granted annually from the Fossil Group, Inc. 2016 Long-Term Incentive Plan (the “2016 Plan”), the foregoing percentages reflect 25% reductions from the intended equity targets of 200%, 150% and 50%, respectively. The approved mix of awards consisted of 50% in RSUs, which vest ratably over three years, and 50% in PSUs, which vest ratably over three years based on the achievement of the performance measures for Messrs. Boyer and Hart and 100% RSUs for Ms. Lowenkron; and continued employment with the Company. The Compensation and Talent Management Committee makes the ultimate determination regarding these grants and can increase or decrease the recommended awards. In order to manage the Company’s burn rate, the target long-term incentive grants were (i) reduced by 25% and (ii) calculated on the date of grant using a $13.25 per share value instead of the fair market value of $0.885 per share on the date of grant, which was April 15, 2024. Mr. Fogliato was appointed Chief Executive Officer and Director effective as of September 18, 2024 and his new hire equity grant, in accordance with his offer letter, was made on October 15, 2024. Based on the foregoing, the Compensation and Talent Management Committee approved the following annual and new hire equity awards:

NAME	ANNUAL EQUITY AWARD(1)	RSUS		PSUS	RSU SHARES	PSU SHARES
Fogliato	$—	$1,792,500	(2)	$—	1,500,000	—
Boyer	$72,061	$36,031		$36,030	40,713	40,712
Kartsotis	$—	$—		$—	—	—
Skobe	$—	$—		$—	—	—
Lowenkron	$13,933	$13,933		$—	15,744	—
Hart	$52,876	$26,438		$26,438	29,873	29,873
McKelvey	$—	$—		$—	—	—

(1)

As part of the Company’s efforts to limit the number of shares granted in April 2024 from the 2016 Plan, the value of the annual equity award, and subsequently the number of RSU and PSU shares granted, has been reduced by 25% from the intended equity targets for each of the NEOs in the table.

(2)	Grant date was October 15, 2024.

PSUs

PSU grants are designed to reward executives for improving operating margin and managing controllable costs. In addition, these grants ensure management is focused on long-term strategic performance goals and maximizes retention. The PSUs vest ratably each year over three years based on the Company’s performance.

2022 - 2024 PSU Results

For the 2022 PSU grants, the PSUs are to be earned based on adjusted operating income (calculated based on constant currency and excluding restructuring costs and intangible asset impairment). For the 2023 and 2024 PSU grants, PSUs are to be earned based on adjusted operating margin (calculated based on constant currency and excluding restructuring costs and intangible asset impairment). The payout range enables executives to receive a variable award based on performance. Final distribution of the PSU awards could range from 0% to 200% of the PSUs granted at target depending on Company performance during the measurement period.

The performance metrics for the outstanding tranche of the 2022 PSU grant for fiscal year 2024 is shown in the following table:

	VESTING	2024 ADJUSTED OPERATING INCOME
Stretch	200%	$253 million
Maximum	150%	$230 million
Target	100%	$207 million
Threshold	50%	$185 million

The performance metrics for the outstanding tranche of the 2023 PSUs for fiscal year 2024 is shown in the following table:

	VESTING	2024 ADJUSTED OPERATING MARGIN
Stretch	200%	(4.5)%
Maximum	150%	(5.0)%
Target	100%	(5.5)%
Threshold	50%	(6.0)%

The performance metrics for the outstanding tranche of the 2024 PSUs for fiscal year 2024 is shown in the following table:

	VESTING	2024 ADJUSTED OPERATING MARGIN
Stretch	200%	(1.5)%
Maximum	150%	(2.0)%
Target	100%	(3.0)%
Threshold	50%	(4.0)%

For fiscal year 2024, the Company achieved an adjusted operating margin of (3.0)% and adjusted operating income (loss) of $(34) million. As a result, the Compensation and Talent Management Committee approved a 0% payout for the third tranche of the 2022 PSU grant, a 200% payout for the second tranche of the 2023 PSU grant and a 100% payout for the first tranche of the 2024 PSU grant.

Andrew Skobe Compensation

In July 2024, we engaged Ankura to provide interim Chief Financial Officer services to the Company. Pursuant to the terms of our agreement with Ankura, Andrew Skobe was appointed as the Company’s Interim Chief Financial Officer. Mr. Skobe is an employee of Ankura, not of the Company, and is compensated by Ankura. Mr. Skobe was not entitled to participate in the Cash Incentive Plan or receive equity grants under our long-term incentive plans in 2024.

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
Policies and Practices Regarding the Grant of Equity Awards
We do not grant equity awards when in possession of material, non-public information. Further, we do not schedule the grant of any equity awards in anticipation of the disclosure of material, non-public information and we do not schedule the disclosure of material, non-public information based on the timing of granting equity awards. We generally grant broad-based equity awards at approximately the same time each year. Because the Committee’s regular meeting schedule is determined in the prior fiscal year, the proximity of any awards to other significant corporate events is coincidental. In addition, we may choose to grant equity awards outside of the annual broad-based awards (e.g., as part of a new hire package or as a retention or promotional incentive). During 2024, no stock option grants were made to any of our NEOs.

Stock Ownership Guidelines for NEOs While there is no required date to achieve the guidelines below, executives must retain 50% of net shares acquired of company stock, upon vesting or exercise, until the guideline is met. As of April 22, 2025, our NEOs were not in compliance with the guidelines.

POSITION	BASE SALARY MULTIPLE
Chief Executive Officer	Six Times
Other Executive Officers	Two Times

Outstanding Equity Awards at 2023 Fiscal Year-End Table

The following table provides information about the number of outstanding equity awards held by our NEOs at fiscal year-end 2024. The table also includes, where applicable, the value of these awards based on the closing price of our Common Stock on Nasdaq on December 31, 2024, which was $1.67 per share. All awards vest one third each year over three years following the grant date, except as otherwise noted.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Franco Fogliato (2)	1,500,000	2,505,000	—	—
Kosta N. Kartsotis (3)	—	—	—	—
Jeffrey N. Boyer	13,207	22,056	13,207 (4)	22,056
	27,142	45,327	27,142 (5)	45,327
	40,713	67,991	40,712 (6)	67,989
Andrew Skobe (7)	—	—	—	—
Darren E. Hart	9,644	16,105	9,644 (4)	16,105
	9,958	16,630	9,958 (5)	16,630
	13,333	22,266	—	—
	9,958	16,630	9,958 (6)	16,630
Melissa Lowenkron	6,666	11,132	—	—
	4,540	7,582
	9,082	15,167	—	—
	20,000	33,400	—	—
	15,774	26,343	—	—
Greg A. McKelvey (7)	—	—	—	—

(1)	Consists of RSUs issued pursuant to the 2016 Plan, except for Mr. Fogliato’s grant.

(2)

Mr. Fogliato’s grant was made on October 15, 2024 and was granted as a material inducement to his employment in accordance with Nasdaq Listing Rule 5635(c)(4). This grant vests 50% on the first and second anniversary of the date of grant, respectively.

(3)	Mr. Kartsotis refused all forms of equity compensation for fiscal years 2023 and 2024.

(4)

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

(6)

These PSUs were granted on April 15, 2024 and will vest, if at all, one-third each year over three years following the grant date. Vesting is subject to satisfaction of the applicable performance criteria and is generally subject to the recipient’s continued employment through that date. As required by the SEC’s disclosure rules, the number of PSUs shown assumes that target levels of performance (100%) will be achieved. The Compensation and Talent Management Committee will determine the actual levels of performance achieved within 60 days of the vesting date.

(7)	Mr. Skobe and Mr. McKelvey do not hold any outstanding equity awards.

2024 INCENTIVE PLAN

As approved at our 2024 Annual Meeting of Stockholders, the 2024 Plan replaces the 2016 Plan. Pursuant to the 2024 Plan, the Compensation and Talent Management Committee may award a combination of RSUs, SARs and PSUs. SARs are granted at a specified strike price set forth in the applicable award agreement, which is generally the mean of the highest and lowest sales price of our Common Stock on the date of grant of the award or on the last preceding trading date if no sales are made on the date of grant. RSUs, SARs and PSUs are awarded subject to such terms and conditions as established by the Compensation and Talent Management Committee, including vesting periods. Pursuant to awards granted to our NEOs under the 2024 Plan, unvested RSUs, SARs and PSUs will become fully exercisable or vested upon a change in control or death and will terminate upon any other termination of employment, except as provided under the Executive Severance Agreements. See “Post-Termination Compensation” below for a definition of change in control and a discussion of the vesting terms under the Executive Severance Agreements.

The Compensation and Talent Management Committee is responsible for the administration of the 2024 Plan. The 2024 Plan provides that the Compensation and Talent Management Committee may make certain adjustments to the exercise price and number of shares subject to awards in the event of a dividend or other distribution, recapitalization, stock split, reorganization, merger or certain other corporate transactions. Subject to certain limitations, the Compensation and Talent Management Committee is authorized to amend the 2024 Plan as it deems necessary, but no amendment may adversely affect the rights of a participant with respect to an outstanding award without the participant’s consent.

2016 INCENTIVE PLAN

Prior to the adoption of the 2024 Plan, pursuant to the 2016 Plan, the Compensation and Talent Management Committee awarded RSUs, SARs and PSUs pursuant to the 2016 Plan. SARs were granted at a specified strike price set forth in the applicable award agreement, which was generally the mean of the highest and lowest sales price of our Common Stock on the date of grant of the award or on the last preceding trading date if no sales were made on the date of grant. RSUs, SARs and PSUs were awarded subject to such terms and conditions as established by the Compensation and Talent Management Committee, including vesting periods. Pursuant to awards granted to our NEOs under the 2016 Plan, unvested RSUs, SARs and PSUs will become fully exercisable or vested upon a change in control or death and will terminate upon any other termination of employment, except as provided under the Executive Severance Agreements. See “Post-Termination Compensation” below for a definition of change in control and a discussion of the vesting terms under the Executive Severance Agreements.

The 2016 Plan was terminated on June 21, 2024. However, the termination of the 2016 Plan did not impair outstanding awards which continued in accordance with their original terms. No SARs are currently outstanding under the 2016 Plan.

POST-TERMINATION COMPENSATION

Post-Termination Arrangements under the 2024 Plan and 2016 Plan

Pursuant to awards granted to our NEOs under the 2024 Plan and 2016 Plan unvested RSUs, SARs and PSUs will become fully exercisable or vested upon a change in control or death and will terminate upon any other termination of employment.

A “change in control” is generally defined under the 2024 Plan and the 2016 Plan as the occurrence of any of the following events: (i) the acquisition by any person of 30% or more of the combined voting power of our outstanding securities (or an additional 10% of such voting power by a 30% or greater holder of such voting power); (ii) individuals who on the effective date of the plan constituted our Board and their successors or other nominees that are appointed or otherwise approved by a vote of at least a majority of the directors then still in office who either were directors on the effective date or whose appointment, election or nomination for election was previously so approved or recommended, cease for any reason to constitute a majority of the Board; (iii) there is a merger or consolidation of the Company or any direct or indirect subsidiary, other than (a) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such transaction continuing to represent at least 60% of the combined voting power of the surviving entity or (b) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person is or becomes the beneficial owner of securities of the Company representing 30% or more of the combined voting power of the Company’s then outstanding securities; (iv) stockholder approval of a plan of complete liquidation or dissolution of the Company, or consummation of an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets, other than a sale or disposition by the Company of all or substantially all of the Company’s assets to an entity, at least 60% of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale; or (v) any tender or exchange offer is made to acquire 30% or more of the securities of the Company, other than an offer made by the Company, and shares are acquired pursuant to that offer.

Executive Severance Agreements

The Company has entered into an Executive Severance Agreement (the “Agreement”) with each of Messrs. Boyer, Hart and McKelvey. Mr. Boyer’s employment with the Company was terminated effective January 17, 2025. Mr. Hart’s employment with the Company was terminated effective April 26, 2024, and Mr. McKelvey’s employment with the Company was terminated effective August 11, 2023. Pursuant to the Agreement, the NEO was entitled to certain benefits (“Severance Benefits”) upon such NEO’s “separation from service” as defined in the Internal Revenue Code (“Termination of Service”) by the Company without “Cause” (as defined in the Agreement) or such NEO’s resignation for “Good Reason” (as defined in the Agreement), provided that (i) such NEO is in compliance with all restrictive covenants in any written agreement between such NEO and the Company, and (ii) such NEO has executed and delivered a release of claims prepared by the Company within 50 days following the date of Termination of Service (the “Termination Date”).

Pursuant to the Agreement, upon the NEO’s Termination of Service by the Company without Cause or such NEO’s resignation for Good Reason prior to a change in control (as defined in the 2016 Plan (a “Change in Control”), such NEO is entitled to the following Severance Benefits under the Agreement: (i) 18 months of such NEO’s then current base salary in effect at the Termination Date (“Base Salary”), payable in 39 equal installments over an 18-month period in accordance with the Company’s normal payroll practices; (ii) the following cash bonuses under any cash bonus plan for which such NEO was eligible on the Termination Date: (x) a pro-rata amount payable in a lump sum, of the target bonus the NEO would have received for the fiscal year under such cash bonus plan, and (y) 1.5 times the full target bonus for which such NEO was eligible, payable in 39 equal installments over an 18-month period in accordance with the Company’s normal payroll practices; (iii) any outstanding non-performance-based RSUs granted pursuant to the 2016 Plan (collectively, “Time-Based Awards”), will continue to vest for an additional 18 months, to the same extent such awards would have otherwise vested had such NEO remained employed during such period; and (iv) any outstanding PSUs granted pursuant to the 2016 Plan will vest pro-rata, as set forth in the Agreement.

In addition, the Agreement provides that the Company pay the NEO on a monthly basis, an amount equal to the Company-paid portion of the health insurance premiums that were paid by the Company on behalf of such NEO immediately prior to the Termination Date to be used by such NEO to purchase health coverage for a period of 18 months from the Termination Date or until such NEO becomes eligible to participate in another employer’s health care plan, whichever date is earlier.

The Agreement contains non-competition and non-solicitation provisions pursuant to which the NEO is prohibited from competing with, or soliciting clients, manufacturers or suppliers of, the Company and its affiliates and from soliciting any of the Company’s or its affiliates’ employees or independent contractors for 18 months following such NEO’s Termination Date.

Director Compensation

Cash Compensation

The following table shows the annual cash retainers paid to non-employee directors, committee chairpersons and committee members in fiscal year 2024.

POSITION	AMOUNT
Non-Employee Director	$140,000
Lead Independent Director	$35,000
Audit Committee Chairperson	$25,000
Audit Committee Member	$15,000
Compensation and Talent Management Committee Chairperson	$20,000
Compensation and Talent Management Committee Member	$10,000
Nominating and Corporate Governance Committee Chairperson	$15,000
Nominating and Corporate Governance Committee Member	$10,000
Strategic Planning and Finance Committee Chairperson(1)	$30,000
Strategic Planning and Finance Committee Member(1)	$20,000

(1)	Fees are paid monthly in advance.

Equity Compensation

Each outside director of the Company who does not elect to decline to participate in the Fossil Group, Inc. 2024 Long-Term Incentive Plan (the “2024 Plan”) is eligible to receive a grant of restricted stock units (“RSUs”) as follows: (1) on the date of the annual stockholders meeting, each outside director shall be eligible to receive a grant of RSUs, in such amount as determined by the Board, in its sole discretion, provided that such grant shall not exceed more than the number of shares of Common Stock having an aggregate fair market value of $130,000. The RSUs granted will vest 100% on the earlier of (a) the date of the next annual stockholders meeting or (b) one year from the date of grant, provided the outside director is providing services to the Company or a subsidiary on that date; and (2) each individual who first becomes an outside director is automatically granted a one-time grant, effective as of the date of appointment, equal to the grant he or she would have received if he or she had been elected at the previous annual stockholders meeting, pro-rated based on the number of days such director will actually serve before the one-year anniversary of such previous annual stockholders meeting, which RSUs will vest 100% one year from the date of grant, provided the outside director is providing services to the Company or a subsidiary on that date. Notwithstanding the foregoing, in the event of an outside director’s termination of service due to his or her death, all unvested RSUs will immediately become 100% vested. RSUs are awarded subject to such terms and conditions as established by the Compensation and Talent Management Committee, which may include the requirement that the holder forfeit the RSUs upon termination of service during the period of restriction. On June 21, 2024, the date of the Company’s Annual Meeting of Stockholders in 2024, the Board approved a grant of 25,000 RSUs to each non-employee director.

TRANSFORMATION OFFICE AND SPECIAL BOARD COMMITTEE

In addition, to execute our Transform and Group plan (“TAG”), we established a Transformation Office. The Transformation Office was composed of members of our senior management supported by a leading management consulting firm specializing in assisting companies in complex reorganizations. The Board established a Special Board Committee in July 2023 to provide primary Board oversight of the Transformation Office and drive accountability, timeliness and results of the program. Messrs. Belgya and Chiasson and Ms. Harris Jones were originally appointed to this committee. Mr. Davis was appointed to the committee following his appointment to the Board in March 2024 and Ms. Corrie was appointed to the committee in July 2024.

STRATEGIC PLANNING AND FINANCE COMMITTEE

In July 2024, the Board formed a special Strategic Planning and Finance Committee to assist the Board in fulfilling its oversights duties and to review, oversee, implement, evaluate, monitor, negotiate, and make recommendations to the Board with respect to (i) financing and re-financing alternatives available to the Company and (ii) any restructuring or recapitalization of the Company. Mr. Davis, Ms. Corrie and Ms. Coulter were appointed to the committee upon formation and Mr. Rey was appointed to the committee effective January 1, 2025.

Effective January 1, 2025, the Special Board Committee was dissolved and the Strategic Planning and Finance Committee assumed the responsibilities of the Special Board Committee.

FISCAL 2024 DIRECTOR COMPENSATION TABLE

The following table provides information regarding director compensation for fiscal year 2024. Non-employee directors who join the Board during the fiscal year receive a pro-rated annual cash retainer.

NAME (1)(2)	FEES EARNED OR PAID IN CASH ($)(3)	STOCK AWARDS ($)(4)	TOTAL ($)
Mark R. Belgya	215,800	36,250	252,050
William B. Chiasson(5)	125,892	—	125,892
Pamela B. Corrie	236,012	36,250	272,262
Susie Coulter	256,452	36,250	292,702
Eugene I. Davis	299,337	36,250	335,587
Kim Harris Jones(6)	120,040	36,250	156,290
Kevin Mansell	195,000	36,250	231,250
Marc Rey	150,000	36,250	186,250
Gail B. Tifford	155,000	36,250	191,250

(1)

Messrs. Boyer, Fogliato and Kartsotis were each a director and NEO during fiscal year 2024. Messrs. Boyer, Fogliato and Kartsotis did not receive any additional compensation for services as a director. As such, information about their compensation is listed in the Fiscal 2024 and 2023 Summary Compensation Table.

(2)

Our directors’ outstanding equity awards as of fiscal year end 2024 were as follows: Mr. Belgya — 25,000 RSUs; Ms. Corrie — 25,000 RSUs; Ms. Coulter — 25,000 RSUs; Mr. Davis — 25,000 RSUs; Mr. Mansell — 25,000 RSUs; Mr. Rey — 25,000 RSUs; and Ms. Tifford — 25,000 RSUs.

(3)	Consists of retainer fees.

(4)

Consists of an award of RSUs granted pursuant to the 2024 Plan to each director on June 21, 2024. Pursuant to the 2024 Plan, each outside director is to receive a grant of RSUs on the date of the Annual Stockholders Meeting in such amount as determined by the Board, in its sole discretion, provided that such grant shall not exceed more than the number of shares of Common Stock having an aggregate fair market value of $130,000. Awards vest 100% on the earlier of (i) the next annual stockholders meeting or (ii) one year from the date of grant. The amounts shown were not actually paid to the directors. Rather, as required by the rules of the SEC, the amounts represent the aggregate grant date fair value of the RSUs awarded to each of them in fiscal year 2024. These values were determined in accordance with FASB ASC Topic 718. The aggregate grant date fair value of the RSUs is equal to the midpoint between the high and low sales prices of our Common Stock on the date of grant multiplied by the number of shares granted. On June 21, 2024, the date of grant for all directors, the midpoint of the high and low sales prices of our Common Stock was $1.45 per share. The amounts reported do not include any reduction in the value of the awards for the possibility of forfeiture.

(5)

Mr. Chiasson did not stand for re-election to the Board in 2024, as he had reached the maximum board tenure for nomination and re-election under our corporate guideline of ten years of service on the Board.

(6)	Ms. Harris Jones resigned from the Board effective July 31, 2024.

STOCK OWNERSHIP GUIDELINES FOR NON-EMPLOYEE DIRECTORS

The Board has adopted stock ownership guidelines for our directors. The guidelines were adopted in lieu of stock retention requirements. Subject to transition periods and other provisions, the guidelines generally require that each director beneficially hold shares of our stock (including RSUs and deferred shares) with a value equal to at least five times his or her current annual cash retainer. None of our current directors were in compliance with the guidelines as of April 22, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of December 31, 2024 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

PLAN CATEGORY	(A) NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (1)	(B) WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(C) NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
Equity compensation plans approved by security holders	1,430,680	—	6,896,833
Equity compensation plans not approved by security holders	1,500,000	—	—

Total	2,930,680	—	6,896,833

(1)	Includes shares to be issued upon the vesting of outstanding RSUs and PSUs (assuming target performance levels).

Security Ownership of Certain Beneficial Owners and Management

The Company’s only outstanding class of equity securities is its Common Stock. The following table sets forth information regarding the beneficial ownership of Common Stock as of April 22, 2025 by (i) each Named Executive Officer (as defined in “Executive Compensation”); (ii) each director of the Company; (iii) all present executive officers and directors of the Company as a group; and (iv) each other person known to the Company to own beneficially more than five percent (5%) of the Common Stock as of April 22, 2025. The address of each officer and director is c/o Fossil Group, Inc., 901 S. Central Expressway, Richardson, Texas 75080.

	SHARES BENEFICIALLY OWNED (1)(2)
NAME OF BENEFICIAL OWNER	NUMBER		PERCENT
Jeffrey N. Boyer	425,421		*
Franco Fogliato	250,000		*
Darren E. Hart	0		*
Kosta N. Kartsotis	3,004,838		5.6%
Melissa B. Lowenkron	54,303		*
Greg A. McKelvey	0		*
Andrew Skobe	0		*
Mark R. Belgya	19,644	(3)	*
Pamela B. Corrie	30,929	(4)	*
Susie Coulter	70,287	(4)	*
Eugene I. Davis	30,929	(4)	*
Kevin Mansell	94,959	(4)	*
Marc Rey	85,776	(4)	*
Gail B. Tifford	102,925	(4)	*
All executive officers and directors as a group (14 persons)	558,042	(5)	1.0%
Liechtensteinische Landesbank Aktiengesellschaft	2,805,194	(6)	5.2%
Nantahala Capital Management, LLC	3,326,677	(7)	6.2%

*	Less than 1%
(1)

Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership information is based on the most recent Forms 3, 4 and 5 and Schedule 13D and 13G filings with the SEC and reports made directly to the Company. For purposes of this table, a person is deemed to have “beneficial ownership” of any shares when such person has the right to acquire them within 60 days after April 22, 2025. For RSUs and performance share units (“PSUs”), we report shares equal to the number of RSUs and PSUs that will vest within 60 days of April 22, 2025. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)

The percentages indicated are based on 53,616,039 shares of Common Stock outstanding on April 22, 2025. Shares of Common Stock subject to RSUs or PSUs that will vest within 60 days after April 22, 2025 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity.

(3)	Excludes 80,256 shares of Common Stock issuable upon the vesting of RSUs that Mr. Belgya elected to defer the receipt of until his termination of service as a director of the Company.
(4)	Includes 25,000 shares of Common Stock issuable upon the vesting of RSUs.
(5)	Reflects the information in footnotes (3) through (4) above and an additional 68,290 shares of Common Stock beneficially owned by executive officers not named in the table above.
(6)

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

(7)

Based on information contained in Schedule 13G filed with the SEC on February 14, 2025 by Nantahala Capital Management, LLC (“Nantahala”), which indicates that Nantahala Capital Management, LLC, and each of Wilmot B. Harkey and Daniel Mack, as managing members of Nantahala, have shared voting power over 3,326,677 shares of Common Stock and shared dispositive power over 3,326,677 shares of Common Stock. The address of Nantahala Capital Management, LLC is 130 Main Street, 2nd Floor, New Canaan, Connecticut 06840.

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

The Board, in applying the above referenced standards, has affirmatively determined that each of the following directors is “independent” as defined by Rule 5605(a)(2) of the Nasdaq listing standards: Mark R. Belgya, Pamela B. Corrie, Susie Coulter, Eugene I. Davis, Kevin Mansell, Marc Rey and Gail B. Tifford. As part of the Board’s process in making such determination, each such director provided written assurances that all of the above cited objective criteria for independence are satisfied and such director has no other “material relationship” with the Company that could interfere with such director’s ability to exercise independent judgment.

Item 14. Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table summarizes the aggregate fees (excluding value added taxes) incurred by the Company and its subsidiaries for work performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) for the fiscal years ended December 28, 2024 and December 30, 2023, respectively:

	FISCAL YEAR 2024	FISCAL YEAR 2023
Audit Fees (1)	$2,865,000	$3,259,150
Audit-Related Fees (2)	$110,250	$142,430
Tax Fees (3)	$210,915	$155,420
Other fees (4)	$2,050	$26,000
Total Fees	$3,188,215	$3,583,000

(1)

Audit services billed consisted of the audits of the Company’s annual consolidated financial statements, audits of internal control over financial reporting, consent issuances, reviews of the Company’s quarterly condensed consolidated financial statements, statutory audits performed, including engagement related expenses.

(2)	Benefit plan audits, agreed upon procedures and license compliance examination.

(3)	Tax compliance and advisory service.
(4)	Consists of all other non-audit related fees, including fees for accounting research subscriptions.

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

The Audit Committee approved all of the audit fees, audit-related fees, tax fees and other fees set forth in the table.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

(a)	Financial Statement and Financial Statement Schedules.

Incorporated	by reference to Item 15 (a)(1) and 15(a)(2) of the 2023 Form 10-K.

(b)	Documents filed as part of Report.

Page
1. Exhibits required to be filed by Item 601 of Regulation S-K	33

The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index accompanying this report.

EXHIBIT INDEX

Exhibit Number	Description

31.1(1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 2025	FOSSIL GROUP, INC.

/s/ FRANCO FOGLIATO
Franco Fogliato,
Chief Executive Officer and Director