Form 10-Q
period 2025-04-05
Fossil Group, Inc.
filed 2025-05-15
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 5, 2025

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

The number of shares of the registrant’s common stock outstanding as of May 8, 2025: 53,634,347

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 5, 2025

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	April 5, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$78,291	$123,598
Accounts receivable - net of allowances for doubtful accounts of $14,525 and $14,656, respectively	124,577	162,164
Inventories	182,085	178,576
Prepaid expenses and other current assets	97,553	90,177
Total current assets	482,506	554,515
Property, plant and equipment - net of accumulated depreciation of $340,337 and $339,050, respectively	40,196	41,568
Operating lease right-of-use assets	117,270	121,389
Intangible and other assets-net	46,046	46,095
Total long-term assets	203,512	209,052
Total assets	$686,018	$763,567
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$118,235	$157,636
Short-term debt	12,332	2,170
Accrued expenses:
Current operating lease liabilities	32,935	37,327
Compensation	33,572	43,426
Royalties	7,779	16,893
Customer liabilities	25,253	29,830
Transaction taxes	5,137	11,315
Other	17,710	20,208
Income taxes payable	9,617	7,765
Total current liabilities	262,570	326,570
Long-term income taxes payable	4,764	5,423
Deferred income tax liabilities	1,067	1,033
Long-term debt	167,168	162,674
Long-term operating lease liabilities	109,775	113,658
Other long-term liabilities	16,265	17,485
Total long-term liabilities	299,039	300,273
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 53,271 and 53,254 shares issued and outstanding at April 5, 2025 and December 28, 2024 respectively	533	533
Additional paid-in capital	315,680	315,042
Retained (deficit) earnings	(101,844)	(84,268)
Accumulated other comprehensive income (loss)	(73,787)	(82,604)
Total Fossil Group, Inc. stockholders’ equity	140,582	148,703
Noncontrolling interests	(16,173)	(11,979)
Total stockholders’ equity	124,409	136,724
Total liabilities and stockholders’ equity	$686,018	$763,567

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 14 Weeks Ended April 5, 2025	For the 13 Weeks Ended March 30, 2024
Net sales	$233,293	$254,884
Cost of sales	90,301	121,392
Gross profit	142,992	133,492
Operating expenses:
Selling, general and administrative expenses	133,839	152,272
Other long-lived asset impairments	79	373
Restructuring expenses	15,821	10,053
Total operating expenses	149,739	162,698
Operating income (loss)	(6,747)	(29,206)
Interest expense	4,467	5,112
Other income (expense) - net	(3,268)	3,887
Income (loss) before income taxes	(14,482)	(30,431)
Provision (benefit) for income taxes	3,368	(6,117)
Net income (loss)	(17,850)	(24,314)
Less: Net income (loss) attributable to noncontrolling interests	(274)	(18)
Net income (loss) attributable to Fossil Group, Inc.	$(17,576)	$(24,296)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$9,291	$(2,486)
Cash flow hedges - net change	(474)	646
Pension plan activity	—	(19)
Total other comprehensive income (loss)	8,817	(1,859)
Total comprehensive income (loss)	(9,033)	(26,173)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(274)	(18)
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(8,759)	$(26,155)
Earnings (loss) per share:
Basic	$(0.33)	$(0.46)
Diluted	$(0.33)	$(0.46)
Weighted average common shares outstanding:
Basic	53,259	52,491
Diluted	53,259	52,491

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 14 Weeks Ended April 5, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Fossil Group, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
Balance, December 28, 2024	53,254	$533	$315,042	$—	$(84,268)	$(82,604)	$148,703	$(11,979)	$136,724
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	19	—	—	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(3)	—	—	(3)	—	(3)
Retirement of common stock	(2)	—	(3)	3	—	—	—	—	—
Stock-based compensation	—	—	641	—	—	—	641	—	641
Net income (loss)	—	—	—	—	(17,576)	—	(17,576)	(274)	(17,850)
Other comprehensive income (loss)	—	—	—	—	—	8,817	8,817	—	8,817
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(3,920)	(3,920)
Balance, April 5, 2025	53,271	$533	$315,680	$—	$(101,844)	$(73,787)	$140,582	$(16,173)	$124,409

For the 13 Weeks Ended March 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Fossil Group, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
Balance, December 30, 2023	52,487	$525	$311,709	$—	$18,403	$(76,405)	$254,232	$(2,494)	$251,738
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	7	—	—	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(3)	—	—	(3)	—	(3)
Retirement of common stock	(2)	—	(3)	3	—	—	—	—	—
Stock-based compensation	—	—	1,011	—	—	—	1,011	—	1,011
Net income (loss)	—	—	—	—	(24,296)	—	(24,296)	(18)	(24,314)
Other comprehensive income (loss)	—	—	—	—	—	(1,859)	(1,859)	—	(1,859)
Balance, March 30, 2024	52,492	$525	$312,717	$—	$(5,893)	$(78,264)	$229,085	$(2,512)	$226,573

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 14 Weeks Ended April 5, 2025	For the 13 Weeks Ended March 30, 2024
Operating Activities:
Net income (loss)	$(17,850)	$(24,314)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	3,441	4,475
Non-cash lease expense	14,975	16,771
Stock-based compensation	593	1,011
Decrease in allowance for returns and markdowns	(4,538)	(2,957)
Property, plant and equipment and other long-lived asset impairment losses	79	373
Non-cash restructuring charges	59	101
Bad debt expense	155	2,459
Other non-cash items	(778)	625
Contingent consideration remeasurement	—	(154)
Changes in operating assets and liabilities:
Accounts receivable	40,505	49,089
Inventories	(328)	25,015
Prepaid expenses and other current assets	(6,709)	(14,391)
Accounts payable	(41,123)	(3,270)
Accrued expenses	(30,462)	(25,543)
Income taxes	1,006	(8,731)
Operating lease liabilities	(19,381)	(19,937)
Net cash (used in) provided by operating activities	(60,356)	622
Investing Activities:
Additions to property, plant and equipment and other	(285)	(1,678)
Decrease in intangible and other assets	987	348
Net cash provided by (used in) investing activities	702	(1,330)
Financing Activities:
Acquisition of common stock	(3)	(3)
Distribution of noncontrolling interest earnings	(3,920)	—
Debt borrowings	39,338	13,815
Debt payments	(25,176)	(18,093)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	—	(422)
Net cash provided by (used in) financing activities	10,239	(4,703)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,087	691
Net decrease in cash, cash equivalents, and restricted cash	(45,328)	(4,720)
Cash, cash equivalents, and restricted cash:
Beginning of period	126,592	121,583
End of period	$81,264	$116,863

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The current fiscal year ending January 3, 2026 is a 53-week year, with the additional week being included in the first quarter. Accordingly, the information presented herein includes fourteen weeks of operations for the quarter ended April 5, 2025 (“First Quarter”) as compared to the thirteen-week period ended March 30, 2024 (“Prior Year Quarter”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of April 5, 2025, and the results of operations for the First Quarter and Prior Year Quarter. All adjustments are of a normal, recurring nature.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended, December 28, 2024 (as amended, the “2024 Form 10-K”). Operating results for the First Quarter are not necessarily indicative of the results to be achieved for the full fiscal year.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. We base our estimates on the information available at the time and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. The Company has not made any changes in its significant accounting policies from those disclosed in the 2024 Form 10-K.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 14 Weeks Ended April 5, 2025	For the 13 Weeks Ended March 30, 2024
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(17,576)	$(24,296)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	53,259	52,491
Basic EPS	$(0.33)	$(0.46)
Diluted EPS computation:
Diluted weighted average common shares outstanding	53,259	52,491
Diluted EPS	$(0.33)	$(0.46)

At the end of the First Quarter, approximately 3.0 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.1 million weighted average performance-based shares at the end of the First Quarter.
At the end of the Prior Year Quarter, approximately 1.9 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.3 million weighted average performance-based shares at the end of the Prior Year Quarter.
Cash, Cash Equivalents and Restricted Cash. Restricted cash included in intangible and other-assets net was comprised primarily of pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of April 5, 2025 and March 30, 2024 that are presented in the condensed consolidated statement of cash flows (in thousands):

	April 5, 2025	March 30, 2024
Cash and cash equivalents	$78,291	$112,889
Restricted cash included in prepaid expenses and other current assets	538	78
Restricted cash included in intangible and other assets-net	2,435	3,896
Cash, cash equivalents and restricted cash	$81,264	$116,863
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires entities to disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. This guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The adoption of this standard will result in additional disclosure in the notes to the financial statements.
The Organization for Economic Cooperation and Development ("OECD") and over 140 countries have agreed to enact a two-pillar solution to reform the international tax rules to address the challenges arising from the globalization and digitalization of the economy. "The Pillar Two Global Anti-Base Erosion (GloBE) Rules" provide a coordinated system to ensure that multinational enterprises with revenues above 750 million euro pay a minimum effective tax rate of 15% tax on the income arising in each of the jurisdictions in which they operate. Many aspects of Pillar Two became effective for tax years beginning in January 2024, with certain remaining impacts to be effective in 2025. Each country must enact its own legislation to apply the Pillar Two rules. Pillar Two did not have a material impact on the Company's financial results, including its annual estimated effective tax rate or liquidity in 2024. The Company will continue to monitor future developments in 2025.

Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 in the first quarter of fiscal year 2025 on a prospective basis. The adoption of the updated guidance will result in additional disaggregation of certain tax information within the Company's income tax footnote disclosure in its Annual Report on Form 10-K.
2. REVENUE
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 14 Weeks Ended April 5, 2025
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$77,995	$60,194	$46,442	$—	$184,631
Smartwatches	2,938	834	274	—	4,046
Total watches	$80,933	$61,028	$46,716	$—	$188,677
Leathers	9,741	2,226	5,213	—	17,180
Jewelry	5,351	12,202	4,707	—	22,260
Other	1,704	1,877	709	886	5,176
Consolidated	$97,729	$77,333	$57,345	$886	$233,293

Timing of revenue recognition
Revenue recognized at a point in time	$97,669	$77,248	$57,269	$886	$233,072
Revenue recognized over time	60	85	76	—	221
Consolidated	$97,729	$77,333	$57,345	$886	$233,293

	For the 13 Weeks Ended March 30, 2024
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$78,706	$57,132	$50,723	$—	$186,561
Smartwatches	5,154	1,561	2,162	—	8,877
Total watches	$83,860	$58,693	$52,885	$—	$195,438
Leathers	17,520	4,405	5,659	—	27,584
Jewelry	6,619	13,478	6,166	—	26,263
Other	2,018	2,144	828	609	5,599
Consolidated	$110,017	$78,720	$65,538	$609	$254,884

Timing of revenue recognition
Revenue recognized at a point in time	$109,909	$78,560	$65,425	$609	$254,503
Revenue recognized over time	108	160	113	—	381
Consolidated	$110,017	$78,720	$65,538	$609	$254,884

Contract Balances. As of April 5, 2025, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of $0.5 million and $0.7 million as of April 5, 2025 and December 28, 2024, respectively, primarily related to remaining performance obligations on wearable technology products and $1.9 million and $2.1 million as of April 5, 2025 and December 28, 2024, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	April 5, 2025	December 28, 2024
Components and parts	$7,080	$12,322
Finished goods	175,005	166,254
Inventories	$182,085	$178,576

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 14 Weeks Ended April 5, 2025	For the 13 Weeks Ended March 30, 2024
Beginning balance	$6,113	$10,122
Settlements in cash or kind	(1,169)	(1,389)
Warranties issued and adjustments to preexisting warranties (1)	508	276
Ending balance	$5,452	$9,009
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 14 Weeks Ended April 5, 2025	For the 13 Weeks Ended March 30, 2024
Income tax expense (benefit)	$3,368	$(6,117)
Effective tax rate	(23.3)%	20.1%
The effective tax rate in the First Quarter was unfavorable as compared to the Prior Year Quarter due to the Company accruing foreign tax expense on certain foreign entities with positive income with an overall consolidated loss and no benefit accrued on the U.S. tax losses. The overall tax rate is impacted by the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act and/or Subpart F income, which requires the inclusion of certain foreign income in the tax return which absorbs the U.S. net operating loss. Foreign income taxes are also paid on this same foreign income, resulting in double taxation. The effective tax rate can vary from quarter-to-quarter due to changes in the Company's global mix of earnings, the resolution of income tax audits and changes in tax law.
As of April 5, 2025, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $6.2 million, all of which would favorably impact the effective tax rate in future periods, if recognized. The Company released corresponding uncertain tax positions of $1.0 million in the First Quarter. The Company reasonably expects that certain remaining uncertain tax positions will be resolved within the next twelve months, which if resolved favorably, would impact the tax rate by a benefit of approximately $3.0 million, including interest.

The Company is also subject to examinations in various state and foreign jurisdictions for its 2013-2023 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of April 5, 2025, the Company has not recorded unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At April 5, 2025, the total amount of accrued income tax-related interest included in the condensed consolidated balance sheets was $1.3 million all of which is accrued interest expense. There were no accrued tax-related penalties.
6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 53,270,521 and 53,253,974 shares issued and outstanding at April 5, 2025 and December 28, 2024, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at April 5, 2025 or December 28, 2024. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
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
As of April 5, 2025 and December 28, 2024, all treasury stock had been effectively retired. As of April 5, 2025, the Company had $20.0 million of repurchase authorizations remaining under its repurchase program. The Company did not repurchase any common stock under its authorized stock repurchase plans during the First Quarter or Prior Year Quarter.

7. EMPLOYEE BENEFIT PLANS
Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the First Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at December 28, 2024	2,931	$1.93
Granted	380	1.34
Vested	(19)	4.28
Forfeited	(116)	3.42
Nonvested at April 5, 2025	3,176	$1.86

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

Each award issued under the 2024 Plan terminates at the time designated by the Compensation Committee, not to exceed ten years from the date of grant. The current outstanding stock options, stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units and performance restricted stock units issued under the 2024 Plan predominantly have original vesting periods of three years. Time-based or performance-based stock appreciation rights and restricted stock units are predominately settled in shares of the Company's common stock. On the date of the Company’s annual stockholders meeting, each non-employee director is eligible to receive a grant of restricted stock units, in an amount determined by the Board, in its sole discretion, provided that the grant shall not exceed more than the number of shares of Common Stock having an aggregate fair market value of $130,000. Any such grant shall vest 100% on the earlier of one year from the date of grant or the date of the Company's next annual stockholders meeting, provided such director is providing services to the Company or a subsidiary of the Company on that date.
Inducement Grants. On September 1, 2024, the Company's Board of Directors approved the grant of an employee inducement award consisting of 1,500,000 restricted stock units to the new Chief Executive Officer, Franco Fogliato. The restricted stock units vest 50% on October 15, 2025 and 50% on October 15, 2026, subject to Mr. Fogliato's continuous employment with the Company on each vesting date.
During the First Quarter, the Company's Board of Directors approved three grants of employee inducement awards consisting of 150,000 shares of restricted stock to the new Chief Financial Officer, Randy Greben, 129,581 shares of restricted stock to the new Chief Commercial Officer, Joseph Martin and 100,000 shares of restricted stock units to the new Chief Digital Information Officer, Antonio Carriero. Each of these grants have a three year vesting schedule, subject to such employees continuous employment with the Company on each vesting date.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables disclose changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 14 Weeks Ended April 5, 2025
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(88,684)	$1,812	$4,268	$(82,604)
Other comprehensive income (loss) before reclassifications	9,291	140	—	9,431
Tax (expense) benefit	—	—	—	—
Amounts reclassed from accumulated other comprehensive income (loss)	—	614	—	614
Tax (expense) benefit	—	—	—	—
Total other comprehensive income (loss)	9,291	(474)	—	8,817
Ending balance	$(79,393)	$1,338	$4,268	$(73,787)

	For the 13 Weeks Ended March 30, 2024
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(83,906)	$1,688	$5,813	$(76,405)
Other comprehensive income (loss) before reclassifications	(2,486)	674	(19)	(1,831)
Tax (expense) benefit	—	76	—	76
Amounts reclassed from accumulated other comprehensive income (loss)	—	30	—	30
Tax (expense) benefit	—	74	—	74
Total other comprehensive income (loss)	(2,486)	646	(19)	(1,859)
Ending balance	$(86,392)	$2,334	$5,794	$(78,264)

See “Note 10—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.

9. SEGMENT INFORMATION
The Company reports segment information based on the “management approach.” The management approach designates the internal reporting used by management, specifically its chief operating decision maker ("CODM") for making decisions and assessing performance as the source of the Company's reportable segments. The Company's CODM is its Chief Executive Officer.
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
Summary information by operating segment was as follows (in thousands):

	For the 14 Weeks Ended April 5, 2025
	Americas	Europe	Asia	Corporate	Total
Net sales	$97,729	$77,333	$57,345	$886	$233,293
Cost of sales	41,019	29,202	19,909	171	90,301
Gross profit	$56,710	$48,131	$37,436	$715	$142,992
Marketing	4,046	3,750	4,042	1,408	13,246
Compensation and benefits	15,552	17,875	8,724	31,541	73,692
Depreciation and amortization	729	817	615	1,207	3,368
Other segment items (1)	12,153	8,935	8,797	29,548	59,433
Operating income	$24,230	$16,754	$15,258	$(62,989)	$(6,747)

	For the 13 Weeks Ended March 30, 2024
	Americas	Europe	Asia	Corporate	Total
Net sales	$110,017	$78,720	$65,538	$609	$254,884
Cost of sales	57,901	32,203	31,260	28	121,392
Gross profit	$52,116	$46,517	$34,278	$581	$133,492
Marketing	9,001	4,319	7,045	857	21,222
Compensation and benefits	17,230	21,920	9,552	29,625	78,327
Depreciation and amortization	1,226	1,055	525	1,609	4,415
Other segment items (1)	15,904	11,830	11,354	19,646	58,734
Operating income	$8,755	$7,393	$5,802	$(51,156)	$(29,206)
______________________________________________________________________________
(1) Other segment items for each reportable segment include long-lived asset impairments, restructuring charges, facility costs, overhead expenses and other operating costs.

The following table reflects net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 14 Weeks Ended April 5, 2025		For the 13 Weeks Ended March 30, 2024
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$184,631	79.1%	$186,561	73.2%
Smartwatches	4,046	1.7	8,877	3.5
Total watches	$188,677	80.8%	$195,438	76.7%
Leathers	17,180	7.4	27,584	10.8
Jewelry	22,260	9.5	26,263	10.3
Other	5,176	2.3	5,599	2.2
Total	$233,293	100.0%	$254,884	100.0%

10. DERIVATIVES AND RISK MANAGEMENT
Cash Flow Hedges. Historically, the Company entered into forward contracts to manage the risk of fluctuations in global currencies that were ultimately used by non-U.S. dollar functional currency subsidiaries to settle payments of intercompany inventory transactions denominated in U.S. dollars and fluctuations in Japanese yen exchange rates that were used to settle third-party inventory component purchases by a U.S. dollar functional currency subsidiary. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date and exchange rate. These forward contracts were designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows from these inventory transactions, which will affect the Company’s U.S. dollar earnings. Gains or losses on the forward contracts were expected to offset these fluctuations to the extent the cash flows were hedged by the forward contracts.
For a derivative instrument that is designated and qualifies as a cash flow hedge, the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

As of April 5, 2025, the Company had no outstanding forward contracts designated as cash flow hedges. As of December 28, 2024, the fair value amount on a gross basis for the Company’s derivative instruments was $0.6 million and was included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of April 5, 2025 and December 28, 2024, the Company did not have any non-designated forward contracts outstanding. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes are set forth below (in thousands):

	For the 14 Weeks Ended April 5, 2025	For the 13 Weeks Ended March 30, 2024
Cash flow hedges:
Forward contracts	$140	$750
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$140	$750
The following tables disclose the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 14 Weeks Ended April 5, 2025	For the 13 Weeks Ended March 30, 2024
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$—	$(71)
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$614	$175
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$18	$5
The following tables summarize the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 14 Weeks Ended April 5, 2025		For the 13 Weeks Ended March 30, 2024
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$90,301	$(3,268)	$121,392	$3,887
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$—	$614	$(71)	$175
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$18	$—	$5

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
As of April 5, 2025 the Company did not have any assets or liabilities measured at fair value on a recurring basis.
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
As of April 5, 2025, the Company's Notes (as defined in "Note 15— Debt Activity"), excluding unamortized debt issuance costs, were recorded at cost and had a carrying value of $150.0 million and a fair value of approximately $89.9 million. The fair value of the Company's Notes was based on Level 1 inputs. The Company's Revolving Facility (as defined in "Note 15—Debt Activity") was recorded at cost and had a carrying value of $20.0 million and a fair value of approximately $14.5 million. The fair value of the Company's Revolving Facility was based on Level 2 inputs.
During the First Quarter, operating lease right-of-use ("ROU") assets with a carrying amount of $0.2 million were written down to a fair value of $0.1 million, resulting in impairment charges of $0.1 million. During the Prior Year Quarter, ROU assets with a carrying amount of $1.8 million and property, plant and equipment-net with a carrying value of $0.2 million were written down to a fair value of $1.5 million and $0.1 million, respectively, resulting in impairment charges of $0.4 million.
The fair values of operating lease ROU assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $0.1 million impairment expense in the First Quarter, $0.1 million was recorded in other long-lived asset impairments in the Americas segment. Of the $0.4 million impairment expense in the Prior Year Quarter, $0.2 million was recorded in other long-lived asset impairments in the Asia segment and $0.2 million was recorded in other long-lived asset impairments in the Europe segment.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		April 5, 2025		December 28, 2024
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,978	$3,385	$3,978	$3,360
Patents	3 - 20 yrs.	850	576	850	571
Other	7 - 20 yrs.	341	286	340	275
Total intangibles-subject to amortization		5,169	4,247	5,168	4,206
Other assets:
Deposits		14,388		14,038
Deferred tax asset-net		24,448		23,857
Restricted cash		2,435		2,454
Debt issuance costs		1,695		1,854
Other		2,158		2,930
Total other assets		45,124		45,133
Total intangible and other assets		$50,293	$4,247	$50,301	$4,206
Total intangible and other assets-net			$46,046		$46,095

Amortization expense for intangible assets was approximately $40,000 and $0.2 million for the First Quarter and the Prior Year Quarter, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2025 (remaining)	$122
2026	$138
2027	$120
2028	$115
2029	$83
Thereafter	$344

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
The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 14 Weeks Ended April 5, 2025	For the 13 Weeks Ended March 30, 2024
Operating lease cost(1)	SG&A	$14,705	$16,309
Short-term lease cost	SG&A	$166	$286
Variable lease cost	SG&A	$3,801	$5,353
_______________________________________________
(1) Includes sublease income, which was immaterial.

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	April 5, 2025	December 28, 2024
Assets
Operating	Operating lease ROU assets	$117,270	$121,389
Liabilities
Current:
Operating	Current operating lease liabilities	$32,935	$37,327
Noncurrent:
Operating	Long-term operating lease liabilities	$109,775	$113,658

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	April 5, 2025	December 28, 2024
Weighted-average remaining lease term:
Operating leases	6.4 years	6.3 years
Weighted-average discount rate:
Operating leases	15.2%	15.1%

Future minimum lease payments by year as of April 5, 2025 were as follows (in thousands):

Fiscal Year	Operating Leases
2025 (remaining)	$42,879
2026	45,928
2027	31,820
2028	19,593
2029	18,101
Thereafter	72,335
Total lease payments	$230,656
Less: Interest	87,946
Total lease obligations	$142,710

Supplemental cash flow information related to leases was as follows (in thousands):

	For the 14 Weeks Ended April 5, 2025	For the 13 Weeks Ended March 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,381	$19,937
Leased assets obtained in exchange for new operating lease liabilities	3,551	4,288

As of April 5, 2025, the Company did not have any material operating or finance leases that have been signed but not commenced.

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
As of April 5, 2025, the Company had $150.0 million and $20.0 million outstanding under the Notes and Revolving Facility, respectively. The Company had net borrowings of $4.1 million under the Revolving Facility during the First Quarter. Amounts available under the Revolving Facility were reduced by any amounts outstanding under standby Letters of Credit. As of April 5, 2025, the Company had available borrowing capacity of $21.2 million under the Revolving Facility. As of April 5, 2025, the Company had unamortized debt issuance costs of $2.8 million recorded in long-term debt and $1.7 million recorded in intangible and other assets-net on the Company's consolidated balance sheets. The Company incurred approximately $2.8 million and $0.2 million of interest expense related to the Notes and Revolving Facility, respectively, during the First Quarter. The Company incurred approximately $0.6 million of interest expense related to the amortization of debt issuance costs during the First Quarter. At April 5, 2025, the Company was in compliance with all debt covenants related to its credit facilities. In May 2025, the ABL Agent imposed an additional $5.0 million restructuring reserve that reduced the amount we were able to borrow under the Revolving Facility.
During the First Quarter and in fiscal year 2024, Fossil India Private Ltd. entered into receivables buyout facilities that are used for working capital purposes (the "Fossil India facilities"). Indian Rupee borrowings, in U.S. dollars, under the Fossil India facilities were approximately $11.8 million as of April 5, 2025.
16. RESTRUCTURING
In fiscal 2024, the Company announced a plan to return to profitable growth (the "Turnaround Plan"). The Turnaround Plan is centered on three key areas: (i) refocusing on the core, (ii) rightsizing the cost structure, and (iii) strengthening the balance sheet. The Company expects to achieve selling, general and administrative ("SG&A") cost savings of approximately $100 million in fiscal 2025 as compared to fiscal 2024 through a series of initiatives including a strategic reduction in force which occurred in late February 2025, reduced costs associated with the transition of smaller international markets to a distributor model, and the closing of approximately 50 FOSSIL retail stores. The Company will seek to identify additional cost-reduction opportunities, which may generate incremental savings in fiscal 2025. The Company estimates approximately $50 million in total charges in connection with the Turnaround Plan, with approximately $7 million incurred in fiscal 2024 and the remainder expected to be incurred during fiscal 2025.
The following table shows a summary of the Turnaround Plan charges (in thousands):

For the 14 Weeks Ended April 5, 2025
Restructuring expenses	15,821
Consolidated	$15,821
Turnaround Plan restructuring charges by operating segment were as follows (in thousands):

For the 14 Weeks Ended April 5, 2025
Americas	$598
Europe	2,011
Asia	443
Corporate	12,769
Consolidated	$15,821
The following table shows a rollforward of the accrued liability related to the Company’s Turnaround Plan (in thousands):

	For the 14 Weeks Ended April 5, 2025
	Liabilities				Liabilities
	December 28, 2024	Charges	Cash Payments	Non-cash Items	April 5, 2025
Store closures	$—	$10	$—	$10	$—
Professional services	—	6,485	1,145	—	5,340
Severance and employee-related benefits	—	9,326	1,934	49	7,343
Total	$—	$15,821	$3,079	$59	$12,683
In fiscal year 2024, the Company concluded its Transform and Grow plan ("TAG") as it transitioned to initiatives under the Turnaround Plan. TAG was launched in early 2023 to reduce operating costs, improve operating margins, and advance the Company’s commitment to profitable growth. The Company had expanded the scope and duration of TAG to focus on a more comprehensive review of its global business operations. The expansion of TAG put greater emphasis on initiatives aimed at restructuring or optimizing operations, exiting or minimizing certain product offerings, brands and distribution channels, strengthening gross margins through improvements in sourcing and improving working capital efficiency. Under the expanded TAG plan, the Company achieved annualized operating income benefits of $280 million over the two year period.
The following table shows a summary of TAG plan charges (in thousands):

For the 13 Weeks Ended March 30, 2024
Cost of sales	$(241)
Restructuring expenses	10,053
Total	$9,812
TAG plan restructuring charges by operating segment were as follows (in thousands):

For the 13 Weeks Ended March 30, 2024
Americas	$261
Europe	3,483
Asia	1,140
Corporate	4,928
Consolidated	$9,812

The following table shows a rollforward of the accrued liability related to the Company’s TAG plan (in thousands):

	For the 14 Weeks Ended April 5, 2025
	Liabilities		Liabilities
	December 28, 2024	Cash Payments	April 5, 2025
Store closures	$1	$1	$—
Professional services	9,501	6,529	2,972
Severance and employee-related benefits	7,341	6,712	629
Charges related to exits of certain product offerings	300	—	300
Total	$17,143	$13,242	$3,901

	For the 13 Weeks Ended March 30, 2024
	Liabilities				Liabilities
	December 30, 2023	Charges	Cash Payments	Non-cash Items	March 30, 2024
Store closures	$—	$108	$6	$101	$1
Professional services	117	2,484	2,390	—	211
Severance and employee-related benefits	8,117	7,461	7,099	—	8,479
Charges related to exits of certain product offerings	3,821	(241)	2,830	—	750
Total	$12,055	$9,812	$12,325	$101	$9,441

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The current fiscal year ending January 3, 2026 is a 53-week year, with the additional week being included in the quarter ended April 5, 2025. Accordingly, the following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the fourteen week period ended April 5, 2025 (the “First Quarter”) as compared to the thirteen week period ended March 30, 2024 (the “Prior Year Quarter”). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

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
Known or Anticipated Trends
Based on our recent operating results and current perspectives on our operating environment, we anticipate the following trends will continue to impact our operating results:
Tariffs Exposure: Most of our products are assembled or manufactured overseas, with the substantial majority of our products imported from China during fiscal year 2024. In fiscal 2024, we generated 25% of our net sales within the U.S. In early 2025, the current U.S. presidential administration announced significant new tariffs on foreign imports into the U.S., including from China. In April 2025, the U.S. government announced additional tariffs on various goods imported into the U.S., which prompted retaliatory tariffs on goods imported to such countries from the U.S. Some of these additional tariffs have been implemented and others have been conditionally paused or reduced, and it is reasonably possible that new or additional tariffs will be periodically announced given the current highly volatile and reactionary global trade environment. We continue to monitor and evaluate the direct and indirect impacts of these tariffs and heightened global trade disputes. Incremental tariffs and changed trade policies did not have a significant impact on our financial results for the First Quarter. However, future adverse effects on our net sales, financial results, financial condition and liquidity may occur if current tariff levels persist, especially for goods imported from China. We are currently evaluating our tariff cost exposure, developing mitigation strategies such as price increases and sourcing changes among others, and determining implementation timelines.

Economic Environment Impacting Consumer Spending Ability and Preferences: We continue to monitor macroeconomic trends and uncertainties and changes in international trade relations and trade policy, including those related to tariffs. As a result of the recent U.S. tariff announcements, potential tariff increases or other adverse modifications or the imposition of retaliatory tariffs by other countries, we anticipate increased supply chain challenges, economic uncertainty, and economic pressures on customers and consumers as a result of the challenges of high inflation combined with the effects of increased tariffs and possible recessionary conditions in the U.S. and global economy.

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

Business Strategies and Outlook: Our goal is to drive shareholder value. We operate in a very challenging business environment for our product offerings, which is complicated by the current global trade environment as a result of U.S. tariffs.
In March 2024, we announced that we would undertake a strategic review of our current business model and capital structure. This includes a broader set of efforts to optimize our business model and further reduce structural costs, monetize various assets, and could include additional debt and equity financing options.
In September 2024, we appointed Franco Fogliato Chief Executive Officer and a member of the Board of Directors (the "Board") and moved quickly to implement changes and create a plan to return the Company to profitable growth (the "Turnaround Plan"). Our Turnaround Plan is centered on three key areas: (i) refocusing on our core, (ii) rightsizing our cost structure, and (iii) strengthening our balance sheet.

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

The second key area of our Turnaround Plan is focused on aligning the cost structure to our newly defined strategy. In 2025, we expect to achieve selling, general and administrative ("SG&A") cost savings of approximately $100 million as compared to fiscal 2024 through a series of initiatives including a strategic reduction in force which occurred in late February 2025, reduced costs associated with the transition of smaller international markets to a distributor model, and the closing of approximately 50 FOSSIL retail stores. We also expect to divest certain non-core assets and will seek to identify additional cost-reduction opportunities, which may generate incremental savings in 2025.

Under our third key area, strengthening our balance sheet, we are actively pursuing initiatives to monetize non-core assets, improve working capital and strengthen liquidity. We are also continuing to work with strategic advisors to address our upcoming debt maturities in the third and fourth quarters of 2026.

Aided by our restructuring programs, we achieved gross margins above 50% for fiscal year 2024 and above 60% for the first quarter of fiscal year 2025, which was before any significant adverse impacts from tariffs. Our goal is to achieve positive adjusted operating margins as we continue to realize improvement across the Turnaround Plan workstreams.

For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.
Operating Segments
We operate our business in three segments which are divided into geographies. Net sales for each geographic segment are based on the location of the selling entity, and each reportable segment provides similar products and services.
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 102 Company-owned stores as of the end of the First Quarter and an extensive collection of products available through our owned websites.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 55 Company-owned stores as of the end of the First Quarter and an extensive collection of products available through our owned websites.
Asia: The Asia segment is comprised of sales to customers based in Australia, greater China (including mainland China, Hong Kong SAR, Macau SAR and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 63 Company-owned stores as of the end of the First Quarter and an extensive collection of products available through our owned websites.
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
Adjusted EBITDA, Adjusted Operating Income (Loss), Constant Currency Adjusted Operating Income (Loss), Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share: Adjusted EBITDA, Adjusted operating income (loss), Constant currency adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share are non-GAAP financial measures. We define Adjusted EBITDA as our income (loss) before income taxes, plus interest expense, amortization and depreciation, impairment expense, other non-cash charges, stock-based compensation expense, restructuring expense and unamortized debt issuance costs included in loss on extinguishment of debt minus interest income. We define Adjusted operating income (loss) as operating income (loss) before impairment expense and restructuring expense. We define Constant currency adjusted operating income (loss) as operating income (loss) before impairment expense and restructuring expense and excluding the effects of foreign currency exchange rate fluctuations. We define Adjusted net income (loss) and Adjusted earnings (loss) per share as net income (loss) attributable to Fossil Group, Inc. and diluted earnings (loss) per share, respectively, before impairment expense, restructuring expense and unamortized debt issuance costs included in loss on extinguishment of debt. We have included Adjusted EBITDA, Adjusted operating income (loss), Constant currency adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share herein because they are widely used by investors for valuation and for comparing our financial performance with the performance of our competitors. We also use these non-GAAP financial measures to monitor and compare the financial performance of our operations. Our presentation of Adjusted EBITDA, Adjusted operating income (loss), Constant currency adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share may not be comparable to similarly titled measures other companies report. Adjusted EBITDA, Adjusted operating income (loss), Constant currency adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share are not intended to be used as alternatives to any measure of our performance in accordance with GAAP.
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
Operating Expenses include SG&A, other long-lived asset impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of our retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize our Company’s infrastructure and store closures under our Turnaround Plan.

Results of Operations
Quarterly Periods Ended April 5, 2025 and March 30, 2024
Consolidated Net Sales. Net sales decreased $21.6 million, or 8.5% (6.2% in constant currency), for the First Quarter as compared to the Prior Year Quarter, with sales decreases in all three regions. The sales decrease was largely driven by overall category, consumer and channel softness. Declines in smartwatch sales and our store rationalization initiatives comprised approximately 520 basis points of the sales decline in the First Quarter. Sales were favorably impacted 700 basis points as a result of the First Quarter including 14 weeks as compared to 13 weeks in the Prior Year Quarter. Wholesale sales increased 3.2% (6.0% in constant currency). Direct to consumer sales declined by 25.7% (24.3% in constant currency). We have reduced our store footprint by 57 stores (20.6%), since the end of the Prior Year Quarter. Global comparable retail sales decreased 21.8%, largely due to being less promotional in our owned e-commerce channel. From a category perspective, traditional watch sales decreased 1.0% (increased 1.6% in constant currency). Net sales in smartwatches decreased 55.1% (54.0% in constant currency), as we exited the category. The leathers category decreased 37.7% (37.0% in constant currency), and jewelry sales decreased 15.2% (13.3% in constant currency). From a brand perspective, the most predominant sales declines were in FOSSIL and EMPORIO ARMANI and partially offset by sales growth in MICHAEL KORS.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 14 Weeks Ended April 5, 2025		For the 13 Weeks Ended March 30, 2024		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$97.7	41.9%	$110.0	43.2%	$(12.3)	(11.2)%	(8.8)%
Europe	77.3	33.1	78.7	30.9	(1.4)	(1.8)	0.5
Asia	57.4	24.6	65.6	25.7	(8.2)	(12.5)	(10.4)
Corporate	0.9	0.4	0.6	0.2	0.3	50.0	50.0
Total	$233.3	100.0%	$254.9	100.0%	$(21.6)	(8.5)%	(6.2)%
Net sales information by product category is summarized as follows (dollars in millions):

	For the 14 Weeks Ended April 5, 2025		For the 13 Weeks Ended March 30, 2024
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$184.6	79.1%	$186.5	73.2%	$(1.9)	(1.0)%	1.6%
Smartwatches	4.0	1.7	8.9	3.5	(4.9)	(55.1)	(54.0)
Total watches	$188.6	80.8%	$195.4	76.7%	$(6.8)	(3.5)	(0.9)
Leathers	17.2	7.4	27.6	10.8	(10.4)	(37.7)	(37.0)
Jewelry	22.3	9.5	26.3	10.3	(4.0)	(15.2)	(13.3)
Other	5.2	2.3	5.6	2.2	(0.4)	(7.1)	(5.4)
Total	$233.3	100.0%	$254.9	100.0%	$(21.6)	(8.5)%	(6.2)%
In the First Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by $5.8 million (2.3%) as compared to the Prior Year Quarter, including unfavorable impacts of $2.6 million, $1.8 million and $1.4 million in the Americas, Europe and Asia segments, respectively.
Stores. The following table sets forth the number of stores on the dates indicated below:

	March 30, 2024	Opened	Closed	April 5, 2025
Americas	135	0	33	102
Europe	73	0	18	55
Asia	69	5	11	63
Total stores	277	5	62	220

Americas Net Sales. Americas net sales decreased $12.3 million, or 11.2% (8.8% in constant currency), during the First Quarter in comparison to the Prior Year Quarter. Sales decreases were largely in the FOSSIL brand, while we had moderate sales growth in the MICHAEL KORS brand. Sales declined in our e-commerce and store channels, while wholesale sales increased slightly. Comparable retail sales decreased sharply during the First Quarter, largely due to less promotional activity in our owned e-commerce channel.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Americas segment (dollars in millions):

	For the 14 Weeks Ended April 5, 2025		For the 13 Weeks Ended March 30, 2024
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$78.0	79.8%	$78.7	71.5%	$(0.7)	(0.9)%	2.2%
Smartwatches	2.9	3.0	5.2	4.7	(2.3)	(44.2)	(44.2)
Total watches	$80.9	82.8%	$83.9	76.2%	$(3.0)	(3.6)	(0.7)
Leathers	9.7	9.9	17.5	15.9	(7.8)	(44.6)	(43.4)
Jewelry	5.4	5.5	6.6	6.0	(1.2)	(18.2)	(18.2)
Other	1.7	1.8	2.0	1.9	(0.3)	(15.0)	(15.0)
Total	$97.7	100.0%	$110.0	100.0%	$(12.3)	(11.2)%	(8.8)%

Europe Net Sales. Europe net sales decreased $1.4 million, or 1.8% (increased 0.5% in constant currency), during the First Quarter in comparison to the Prior Year Quarter. Our sales decreased across much of the Eurozone. From a channel basis, sales declines in our direct channels more than offset sales increases in our wholesale business. Comparable retail sales decreased sharply during the First Quarter, largely due to less promotional activity in our owned e-commerce business.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Europe segment (dollars in millions):

	For the 14 Weeks Ended April 5, 2025		For the 13 Weeks Ended March 30, 2024
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$60.2	77.9%	$57.1	72.6%	$3.1	5.4%	7.7%
Smartwatches	0.8	1.0	1.6	2.0	(0.8)	(50.0)	(50.0)
Total watches	$61.0	78.9%	$58.7	74.6%	$2.3	3.9	6.1
Leathers	2.2	2.8	4.4	5.6	(2.2)	(50.0)	(47.7)
Jewelry	12.2	15.8	13.5	17.2	(1.3)	(9.6)	(7.4)
Other	1.9	2.5	2.1	2.6	(0.2)	(9.5)	(9.5)
Total	$77.3	100.0%	$78.7	100.0%	$(1.4)	(1.8)%	0.5%

Asia Net Sales. Net sales in Asia decreased $8.2 million, or 12.5% (10.4% in constant currency), during the First Quarter in comparison to the Prior Year Quarter. The sales decreases were largely driven by mainland China and partially offset by sales increases in India. The largest sales decreases were in the EMPORIO ARMANI brand. Sales declined in all major channels. Comparable retail sales decreased moderately during the First Quarter, due to less promotional activity in our e-commerce business.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Asia segment (dollars in millions):

	For the 14 Weeks Ended April 5, 2025		For the 13 Weeks Ended March 30, 2024
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$46.4	80.8%	$50.7	77.3%	$(4.3)	(8.5)%	(5.9)%
Smartwatches	0.3	0.5	2.2	3.4	(1.9)	(86.4)	(86.4)
Total watches	$46.7	81.3%	$52.9	80.7%	$(6.2)	(11.7)	(9.3)
Leathers	5.2	9.1	5.7	8.7	(0.5)	(8.8)	(8.8)
Jewelry	4.7	8.2	6.2	9.5	(1.5)	(24.2)	(21.0)
Other	0.8	1.4	0.8	1.1	—	—	(12.5)
Total	$57.4	100.0%	$65.6	100.0%	$(8.2)	(12.5)%	(10.4)%

Gross Profit. Gross profit of $143.0 million in the First Quarter increased 7.1% in comparison to $133.5 million in the Prior Year Quarter. Our gross profit margin rate increased to 61.3% in the First Quarter compared to 52.4% in the Prior Year Quarter. The year-over-year increase primarily reflects improved product margins in our core categories, exiting the smartwatch category, favorable product mix and reduced freight costs.
Operating Expenses. Total operating expenses in the First Quarter decreased to $149.7 million or 64.2% of net sales, in comparison to $162.7 million or 63.8% of net sales in the Prior Year Quarter. SG&A expenses were $133.8 million in the First Quarter compared to $152.3 million in the Prior Year Quarter. As a percentage of net sales, SG&A expenses decreased to 57.4% in the First Quarter as compared to 59.7% in Prior Year Quarter, primarily driven by cost reductions and efficiencies gained through our restructuring programs. Operating expenses in the First Quarter included $15.8 million of restructuring costs, primarily related to employee costs and professional services, while the Prior Year Quarter included $10.1 million in restructuring costs.
Operating Income (Loss). Operating loss in the First Quarter was $6.7 million as compared to an operating loss of $29.2 million in the Prior Year Quarter. The decreased operating loss was primarily driven by a higher gross profit margin rate and lower SG&A expenses, partially offset by decreased sales. As a percentage of net sales, operating margin was (2.9)% in the First Quarter and (11.5)% the Prior Year Quarter. Operating margin rate in the First Quarter included an unfavorable impact of 90 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 14 Weeks Ended April 5, 2025	For the 13 Weeks Ended March 30, 2024	Change		Operating Margin %
			Dollars	Percentage	2025	2024
Americas	$24.2	$8.8	$15.4	175.0%	24.8%	8.0%
Europe	16.8	7.4	9.4	127.0	21.7	9.4
Asia	15.3	5.8	9.5	163.8	26.7	8.9
Corporate	(63.0)	(51.2)	(11.8)	(23.0)
Total operating income (loss)	$(6.7)	$(29.2)	$22.5	77.1%	(2.9)%	(11.5)%
Interest Expense. Interest expense was $4.5 million in the First Quarter in comparison to $5.1 million in the Prior Year Quarter.
Other Income (Expense)-Net. During the First Quarter, other income (expense)-net was an expense of $(3.3) million in comparison to income of $3.9 million in the Prior Year Quarter. This change was primarily driven by net foreign currency losses in the First Quarter as compared to net foreign currency gains in the Prior Year Quarter.
    Provision for Income Taxes. Income tax expense for the First Quarter was $3.4 million, resulting in an effective income tax rate of (23.3)%. For the Prior Year Quarter, income tax benefit was $6.1 million, resulting in an effective income tax rate of 20.1%. The effective tax rate in the First Quarter was unfavorable as compared to the Prior Year Quarter due to the accrual of foreign income tax on certain foreign entities with positive income; with an overall consolidated loss. No tax benefit has been accrued on the First Quarter U.S. tax losses and certain foreign tax losses due to the uncertainty of whether they can be used in the future.
Net Income (Loss) Attributable to Fossil Group, Inc. First Quarter net income (loss) attributable to Fossil Group, Inc. was a net loss of $17.6 million, or $0.33 per diluted share, in comparison to a net loss of $24.3 million, or $0.46 per diluted share, in the Prior Year Quarter. During the First Quarter, currencies unfavorably affected diluted earnings (loss) by approximately $0.13, when compared to the Prior Year Quarter.
Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 14 Weeks Ended April 5, 2025		For the 13 Weeks Ended March 30, 2024
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(14.5)	(6.2)%	$(30.4)	(11.9)%
Plus:
Interest expense	4.5		5.1
Amortization and depreciation	3.4		4.5
Impairment expense	0.1		0.4
Other non-cash charges	0.2		(0.1)
Stock-based compensation	0.6		1.0
Restructuring expenses	15.8		10.1
Restructuring cost of sales	—		(0.2)
Less:
Interest income	1.0		1.1
Adjusted EBITDA	$9.1	3.9%	$(10.7)	(4.2)%

Adjusted Operating Income (Loss), Constant Currency Adjusted Operating Income (Loss), Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share. The following tables reconcile both Adjusted operating income (loss) and Constant currency adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share to the most directly comparable GAAP financial measures, which are operating income (loss), net income (loss) attributable to Fossil Group, Inc. and diluted earnings (loss) per share, respectively. Certain line items presented in the table below, when aggregated, may not foot due to rounding.

	For the 14 Weeks Ended April 5, 2025
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted	Impact of Foreign Currency Exchange Rates	As Adjusted Constant Currency
Operating income (loss)	$(6.7)	$0.1	$15.8	$9.2	$1.1	$10.3
Operating margin (% of net sales)	(2.9)%			3.9%		4.3%
Interest expense	4.5	—	—	4.5
Other income (expense) - net	(3.3)	—	—	(3.3)
Income (loss) before income taxes	(14.5)	0.1	15.8	1.4
Provision (benefit) for income taxes	3.4	—	3.3	6.7
Less: net income attributable to noncontrolling interest	(0.3)	—	—	(0.3)
Net income (loss) attributable to Fossil Group, Inc.	$(17.6)	$0.1	$12.5	$(5.0)
Diluted earnings (loss) per share	$(0.33)	$—	$0.23	$(0.10)

	For the 13 Weeks Ended March 30, 2024
($ in millions, except per share data):	As Reported	Restructuring Cost of Sales	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted	Impact of Foreign Currency Exchange Rates	As Adjusted Constant Currency
Operating income (loss)	$(29.2)	$(0.2)	$0.4	$10.1	$(18.9)	$(0.6)	$(19.5)
Operating margin (% of net sales)	(11.5)%				(7.5)%		(7.6)%
Interest expense	5.1	—	—	—	5.1
Other income (expense) - net	3.9	—	—	—	3.9
Income (loss) before income taxes	(30.4)	(0.2)	0.4	10.1	(20.1)
Provision for income taxes	(6.1)	—	0.1	2.1	(3.9)
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Fossil Group, Inc.	$(24.3)	$(0.2)	$0.3	$8.0	$(16.2)
Diluted earnings (loss) per share	$(0.46)	$—	$0.01	$0.15	$(0.30)

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the First Quarter was $78.3 million, including $76.4 million held by foreign subsidiaries, in comparison to cash and cash equivalents of $112.9 million at the end of the Prior Year Quarter and $123.6 million at the end of fiscal year 2024. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges and capital expenditures.

At the end of the First Quarter, we had net working capital of $219.9 million compared to net working capital of $341.8 million at the end of the Prior Year Quarter. At the end of the First Quarter, we had $12.3 million of short-term borrowings and $167.2 million in long-term debt including unamortized issuance costs compared to $0.5 million of short-term borrowings and $202.9 million in long-term debt including unamortized issuance costs at the end of the Prior Year Quarter.
Operating Activities. Cash (used in) provided by operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Operating cash flows declined by $61.0 million in the First Quarter as compared to the Prior Year Quarter primarily due to cash of $56.5 million used in working capital items in the First Quarter as compared to cash provided by working capital items of $2.2 million in the Prior Year Quarter.
Investing Activities. Investing cash flows primarily consist of decreases in other assets and offset by capital expenditures.
Financing Activities. Financing cash flows primarily consist of borrowings and repayments of debt. Financing cash flows increased in the First Quarter primarily due to $14.2 million of net debt borrowings during the First Quarter as compared to $4.3 million of net debt payments in the Prior Year Quarter.
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
For fiscal year 2025, we expect total capital expenditures to be approximately $5 million. Our capital expenditure budget is an estimate and is subject to change.
Sources of Liquidity. We believe cash flows from operations, combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for at least the next twelve months. Although we believe we have adequate sources of liquidity, we are assessing our liquidity position and potential sources of supplemental liquidity in light of our operating performance, the timing of the expected benefits of our Turnaround Plan and other relevant considerations, including macroeconomic events, recessionary risks and tariffs. In the event our liquidity is insufficient, we may be required to limit our spending or sell assets. In addition, we may seek additional deleveraging or refinancing transactions, including entering into transactions to exchange debt for other debt securities (including additional secured debt), issuance of equity (including preferred stock and/or convertible securities), repurchase or redemption of outstanding indebtedness, or may otherwise seek transactions to reduce interest expense, extend debt maturities and improve our capital structure. Any of these transactions could impact our financial results, including additional expenses, charges and cancellation of indebtedness income. We cannot assure you whether any of such transactions will be consummated, whether we will achieve the benefits of any such transaction, or whether our cost of capital will increase, any of which could have a material adverse impact on our future liquidity. We are also continuing to work with strategic advisors to address our upcoming debt maturities in the third and fourth quarters of 2026.

The following table shows our sources of liquidity (in millions):

	April 5, 2025	March 30, 2024
Cash and cash equivalents	$78.3	$112.9
Revolving Facility availability	21.2	9.9
Total liquidity	$99.5	$122.8

In May 2025, the ABL Agent (as defined below) imposed an additional $5.0 million restructuring reserve that reduced the amount we were able to borrow under the Revolving Facility.

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
Revolving Facility: On September 26, 2019, we and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other of our subsidiaries from time to time party thereto designated as borrowers, and certain of our subsidiaries from time to time party thereto as guarantors, entered into a secured asset-based revolving credit agreement (as amended from time to time, the “Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the "ABL Agent"), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the "ABL Lenders"). On November 8, 2022, we entered into Amendment No. 4 (the "Amendment”) to the Revolving Facility. The Amendment, among other things, (i) extended the maturity date of the credit facility to November 8, 2027 (provided, that if we have any indebtedness in an amount in excess of $35 million that matures prior to November 8, 2027, the maturity date of the credit facility shall be the 91st day prior to the maturity date of such other indebtedness) and (ii) changed the calculation methodology of the borrowing base to include the value of certain of our intellectual property in such methodology and to provide for seasonal increases to certain advance rates. Because of the springing maturity feature described in the preceding sentence, if the Notes are not repaid or refinanced to a later maturity date in a manner that reduces the balance due on November 30, 2026 to $35 million or less, the maturity date of the Revolving Facility will be August 31, 2026.

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

First Quarter Activity: We had net borrowings of $4.1 million under the Revolving Facility during the First Quarter at an average interest rate of 6.4%. As of April 5, 2025, we had $150.0 million outstanding under the Notes and $20.0 million outstanding under the Revolving Facility. We also had unamortized debt issuance costs of $2.8 million recorded in long-term debt and $1.7 million recorded in intangible and other assets-net on the condensed consolidated balance sheets. In addition, we had $5.4 million of outstanding standby letters of credit at April 5, 2025. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby letters of credit. As of April 5, 2025, we had available borrowing capacity of $21.2 million under the Revolving Facility. At April 5, 2025, we were in compliance with all debt covenants related to our credit facilities. In May 2025, the ABL Agent imposed an additional $5.0 million restructuring reserve that reduced the amount we were able to borrow under the Revolving Facility.
During the First Quarter and in fiscal year 2024, Fossil India Private Ltd. entered into receivables buyout facilities that are used for working capital purposes (the "Fossil India facilities"). Indian Rupee borrowings, in U.S. dollars, under the Fossil India facilities were approximately $11.8 million as of April 5, 2025.
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
There have been no changes to the critical accounting policies and estimates disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Forward-Looking Statements
The statements contained in this Quarterly Report on Form10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, liquidity, business, Turnaround Plan, strategic review, financing plans and known or anticipated trends found in this "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words "may," "believes," "will," "should," "seek," "forecast," "outlook," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "predict," "potential," "plan," "expect" or the negative or plural of these words or similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: risks related to the success of our restructuring and turnaround plans; risks related to strengthening our balance sheet and liquidity and improving working capital; risks related to our planned non-core asset sales; increased political uncertainty; the effect of worldwide economic conditions, including recessionary risks; the effect of pandemics; the impact of any activist shareholders; the failure to meet the continued listing requirements of Nasdaq; significant changes in consumer spending patterns or preferences; interruptions or delays in the supply of key components or products; acts of war or acts of terrorism; loss of key facilities; a data security or privacy breach or information systems disruptions; changes in foreign currency valuations in relation to the U.S. dollar; lower levels of consumer spending resulting from inflation, a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines; changes in the mix of product sales; the effects of vigorous competition in the markets in which we operate; compliance with debt covenants and other contractual provisions and meeting debt service obligations; risks related to the success of our business strategy; the termination or non-renewal of material licenses; risks related to foreign operations and manufacturing; changes in the costs of materials and labor; government regulation and tariffs; our ability to secure and protect trademarks and other intellectual property rights; levels of traffic to and management of our retail stores; loss of key personnel or failure to attract and retain key employees and the outcome of current and possible future litigation.

In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in our Quarterly Reports on Form 10-Q and the risks and uncertainties set forth in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024. Accordingly, readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of April 5, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the First Quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
There are no legal proceedings to which we are a party or to which our properties are subject, other than routine matters incidental to our business that are not material to our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 and in other documents we file with the Securities and Exchange Commission, in evaluating the Company and its business. Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.
Risks Related to our Indebtedness

We are highly leveraged. Our substantial indebtedness and the corresponding cash debt service obligations could adversely affect our competitiveness, our liquidity, our operations, and our ability to obtain additional financing if necessary.

As of April 5, 2025, we had $182.3 million of outstanding indebtedness, not including $4.5 million of debt issuance costs, and we paid $23.8 million of interest during fiscal year 2024.
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

The Revolving Facility provides that the lenders thereunder may extend revolving loans in an aggregate principal amount not to exceed $225.0 million at any time outstanding, subject to the borrowing base availability limitations. As of April 5, 2025, we had $20.0 million outstanding under the Revolving Facility and available borrowing capacity of $21.2 million. In May 2025, the administrative agent imposed a $5.0 million restructuring reserve that reduced the amount we were able to borrow under the Revolving Facility.
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
The Revolving Facility provides the administrative agent considerable discretion to impose reserves and to determine that certain assets are not eligible for inclusion in our borrowing base, which could materially reduce the maximum amount that we are able to borrow at any one time under the Revolving Facility. The administrative agent has imposed reserves previously, including a $10.0 million restructuring reserve in June 2024 and a $5.0 million additional restructuring reserve in May 2025, that reduced the amount we were able to borrow under the Revolving Facility. There can be no assurance that the administrative agent will not impose additional reserves or exclude other assets from our borrowing base. If they do so, such actions could materially reduce our availability under the Revolving Facility, which could materially and adversely impact our liquidity and our ability to operate our business.
Under the Revolving Facility, if our unused Availability is less than a specified amount, which as of April 5, 2025, was $27.0 million, we must satisfy a fixed charge coverage ratio of at least 1.00 to 1.00 on certain specified dates. As of April 5, 2025, we would not have been in compliance with that fixed charge coverage ratio requirement if it had been applicable, so we could not have utilized our Revolving Facility to the extent that the remaining Availability under the Revolving Facility would have been less than $27.0 million. Unless our fixed charge coverage ratio improves, we will not be able to fully utilize all of the Availability under our Revolving Facility. This may further limit our liquidity and our ability to operate our business. There can be no assurance that our fixed charge coverage ratio will improve to the level necessary to allow us to fully utilize all of the Availability under our Revolving Facility.
Financial Risks
We have a recent history of net losses and negative cash flow and may not achieve consistent profitability or positive cash flow in the future.
We have incurred substantial losses and negative cash flow in recent periods. During the three months ended April 5, 2025, fiscal years 2024 and 2023, we generated a net loss attributable to Fossil Group, Inc. of $17.6 million, $102.7 million, and $157.1 million, respectively. While our cash flow provided by operating activities was $46.7 million in fiscal year 2024, we used cash in operating activities of $60.4 million, $59.5 million and $110.9 million during the three months ended April 5, 2025, fiscal year 2023 and fiscal year 2022, respectively. We will need to generate and sustain increased net sales levels in future periods and reduce expenses in order to become profitable and generate consistent positive cash flow, and even if we do, we may not be able to maintain or increase our level of profitability and cash flow. If we cannot become profitable or generate positive cash flow, our business, results of operations and financial condition could be materially and adversely affected.
A significant portion of our cash, cash equivalents and investments are held by our foreign subsidiaries, which could negatively affect future liquidity needs.
As of April 5, 2025, $76.4 million, or approximately 97.6% of our cash and cash equivalents were held by our foreign subsidiaries. While we intend to use some of the cash held outside the U.S. to fund our international operations, when we encounter a significant need for liquidity in the U.S. or other locations that we cannot fulfill through other internal or external sources, our liquidity requirements could necessitate transfers of existing cash balances between our subsidiaries or to the U.S.. Some of our subsidiaries are located in jurisdictions that require foreign government approval before a cash repatriation can occur. If we are unable to transfer existing cash balances in such a situation, our business, results of operations and financial condition could be materially and adversely affected.

Operational Risks
Tariffs or other restrictions placed on imports from China and any retaliatory trade measures taken by China could materially harm our revenue and results of operations.

Beginning in July 2018, certain of our products have been subject to additional ad valorem duties imposed by the U.S. government on products of China under Section 301 of the Trade Act of 1974 (“Section 301”) and the International Emergency Economic Powers Act ("IEEPA").

The Section 301 tariffs, were imposed via four successive “Lists” and were first the result of an April 2018 determination by the Office of the U.S. Trade Representative (“USTR”) that China’s acts, practices, and policies with respect to technology transfer, intellectual property, and innovation are unreasonable or discriminatory and burden or restrict U.S. commerce. Certain of our packaging and handbag products have been subject to an additional 25% ad valorem tariff since July 2018 (“List 1”). Certain of our handbag and wallet products were subject to an additional 10% ad valorem tariff beginning in September 2018, a rate that was then raised to 25% ad valorem from June 2019 to present (“List 3”). Finally, smartwatches, certain jewelry products, and several of our traditional watch products were subject to an additional 15% ad valorem tariff beginning in September 2019, a rate that was lowered to 7.5% ad valorem from February 2020 to present (“List 4A”).

The IEEPA tariffs on products of China currently take the form of two separate tariff actions, (1) an action relating to illicit drug supply chains as of February 2025, currently amounting to 20% ad valorem; and (2) “reciprocal” tariffs of 10% as of May 14, 2025. Our products sourced from China are subject to these IEEPA tariffs in addition to the Section 301 tariffs above.

We continue to monitor tariff developments that pose potential risks. In this fast-paced international trade environment, we also monitor developments for any negotiated resolutions to offset some of the tariff exposure.

We have joined litigation before the U.S. Court of International Trade challenging the legality of the Section 301 List 3 and List 4A tariffs and seeking refunds of duties paid on imports that were subject to those tariffs. That litigation is ongoing in the appeal stages.

If the tariffs continue or increase, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China or otherwise change our sourcing strategy for these products, potentially resulting in significant costs and disruption to our operations. Even if the U.S. further modifies these tariffs, it is always possible that new products we introduce could be impacted by the changes, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

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

The ongoing U.S. tariffs or other actions against China and any responses by China, could impair our ability to meet customer demand and could result in lost sales or an increase in our cost of merchandise. Additionally, the U.S. Trade Representative has also announced the imposition, starting in October 2025, of additional fees on Chinese vessels, and Chinese vessel owners/operators, that serve U.S. ports. These trade policies may have a material adverse impact on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares of common stock repurchased under our repurchase program during the First Quarter.

Item 5. Other Information
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended April 5, 2025.

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

3.3	Fifth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 3, 2017).

10.1(1)(3)	Form of Performance Restricted Stock Unit Award

10.2(1)(3)	Form of Restricted Stock Unit Award Agreement

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

FOSSIL GROUP, INC.

May 15, 2025	/S/ RANDY GREBEN
Randy Greben
Chief Financial Officer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)