Form 10-Q
period 2025-07-05
Fossil Group, Inc.
filed 2025-08-14
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 5, 2025

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

The number of shares of the registrant’s common stock outstanding as of August 5, 2025: 53,785,369

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 5, 2025

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	July 5, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$109,862	$123,598
Accounts receivable - net of allowances for doubtful accounts of $14,232 and $14,656, respectively	122,179	162,164
Inventories	178,145	178,576
Prepaid expenses and other current assets	83,382	90,177
Total current assets	493,568	554,515
Property, plant and equipment - net of accumulated depreciation of $343,589 and $339,050, respectively	38,333	41,568
Operating lease right-of-use assets	122,054	121,389
Intangible and other assets-net	50,559	46,095
Total long-term assets	210,946	209,052
Total assets	$704,514	$763,567
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$122,871	$157,636
Short-term debt	13,388	2,170
Accrued expenses:
Current operating lease liabilities	33,890	37,327
Compensation	35,343	43,426
Royalties	7,755	16,893
Customer liabilities	23,660	29,830
Transaction taxes	3,627	11,315
Other	15,924	20,208
Income taxes payable	13,309	7,765
Total current liabilities	269,767	326,570
Long-term income taxes payable	4,856	5,423
Deferred income tax liabilities	1,141	1,033
Long-term debt	165,615	162,674
Long-term operating lease liabilities	111,499	113,658
Other long-term liabilities	17,725	17,485
Total long-term liabilities	300,836	300,273
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 53,785 and 53,254 shares issued and outstanding at July 5, 2025 and December 28, 2024, respectively	538	533
Additional paid-in capital	316,146	315,042
Retained (deficit) earnings	(104,138)	(84,268)
Accumulated other comprehensive income (loss)	(62,276)	(82,604)
Total Fossil Group, Inc. stockholders’ equity	150,270	148,703
Noncontrolling interests	(16,359)	(11,979)
Total stockholders’ equity	133,911	136,724
Total liabilities and stockholders’ equity	$704,514	$763,567

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended July 5, 2025	For the 13 Weeks Ended June 29, 2024	For the 27 Weeks Ended July 5, 2025	For the 26 Weeks Ended June 29, 2024
Net sales	$220,388	$259,991	$453,681	$514,874
Cost of sales	93,659	123,140	183,960	244,531
Gross profit	126,729	136,851	269,721	270,343
Operating expenses:
Selling, general and administrative expenses	110,946	153,604	244,784	305,876
Other long-lived asset impairments	—	577	79	950
Restructuring expenses	7,295	16,673	23,116	26,726
Total operating expenses	118,241	170,854	267,979	333,552
Operating income (loss)	8,488	(34,003)	1,742	(63,209)
Interest expense	4,321	4,082	8,788	9,194
Other income (expense) - net	(38)	1,450	(3,307)	5,338
Income (loss) before income taxes	4,129	(36,635)	(10,353)	(67,065)
Provision (benefit) for income taxes	6,230	2,208	9,598	(3,908)
Net income (loss)	(2,101)	(38,843)	(19,951)	(63,157)
Less: Net income (loss) attributable to noncontrolling interests	193	(58)	(81)	(76)
Net income (loss) attributable to Fossil Group, Inc.	$(2,294)	$(38,785)	$(19,870)	$(63,081)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$11,511	$(1,631)	$20,802	$(4,117)
Cash flow hedges - net change	—	107	(474)	753
Pension plan activity	—	—	—	(19)
Total other comprehensive income (loss)	11,511	(1,524)	20,328	(3,383)
Total comprehensive income (loss)	9,410	(40,367)	377	(66,540)
Less: Comprehensive income (loss) attributable to noncontrolling interests	193	(58)	(81)	(76)
Comprehensive income (loss) attributable to Fossil Group, Inc.	$9,217	$(40,309)	$458	$(66,464)
Earnings (loss) per share:
Basic	$(0.04)	$(0.73)	$(0.37)	$(1.20)
Diluted	$(0.04)	$(0.73)	$(0.37)	$(1.20)
Weighted average common shares outstanding:
Basic	53,624	52,927	53,435	52,709
Diluted	53,624	52,927	53,435	52,709

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended July 5, 2025
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, April 5, 2025	53,271	$533	$315,680	$—	$(101,844)	$(73,787)	$140,582	$(16,173)	$124,409
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	647	6	(6)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(129)	—	—	(129)	—	(129)
Retirement of common stock	(133)	(1)	(128)	129	—	—	—	—	—
Stock-based compensation	—	—	600	—	—	—	600	—	600
Net income (loss)	—	—	—	—	(2,294)	—	(2,294)	193	(2,101)
Other comprehensive income (loss)	—	—	—	—	—	11,511	11,511	—	11,511
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(379)	(379)
Balance, July 5, 2025	53,785	$538	$316,146	$—	$(104,138)	$(62,276)	$150,270	$(16,359)	$133,911

For the 13 Weeks Ended June 29, 2024
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, March 30, 2024	52,492	$525	$312,717	$—	$(5,893)	$(78,264)	$229,085	$(2,512)	$226,573
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	730	7	(7)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(108)	—	—	(108)	—	(108)
Retirement of common stock	(123)	(1)	(107)	108	—	—	—	—	—
Stock-based compensation	—	—	978	—	—	—	978	—	978
Net income (loss)	—	—	—	—	(38,785)	—	(38,785)	(58)	(38,843)
Other comprehensive income (loss)	—	—	—	—	—	(1,524)	(1,524)	—	(1,524)
Balance, June 29, 2024	53,099	$531	$313,581	$—	$(44,678)	$(79,788)	$189,646	$(2,570)	$187,076

For the 27 Weeks Ended July 5, 2025
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 28, 2024	53,254	$533	$315,042	$—	$(84,268)	$(82,604)	$148,703	$(11,979)	$136,724
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	666	6	(6)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(133)	—	—	(133)	—	(133)
Retirement of common stock	(135)	(1)	(132)	133	—	—	—	—	—
Stock-based compensation	—	—	1,242	—	—	—	1,242	—	1,242
Net income (loss)	—	—	—	—	(19,870)	—	(19,870)	(81)	(19,951)
Other comprehensive income (loss)	—	—	—	—	—	20,328	20,328		20,328
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(4,299)	(4,299)
Balance, July 5, 2025	53,785	$538	$316,146	$—	$(104,138)	$(62,276)	$150,270	$(16,359)	$133,911

For the 26 Weeks Ended June 29, 2024
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 30, 2023	52,487	$525	$311,709	$—	$18,403	$(76,405)	$254,232	$(2,494)	$251,738
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	737	7	(7)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(111)	—	—	(111)	—	(111)
Retirement of common stock	(125)	(1)	(110)	111	—	—	—	—	—
Stock-based compensation	—	—	1,989	—	—	—	1,989	—	1,989
Net income (loss)	—	—	—	—	(63,081)	—	(63,081)	(76)	(63,157)
Other comprehensive income (loss)	—	—	—	—	—	(3,383)	(3,383)	—	(3,383)
Balance, June 29, 2024	53,099	$531	$313,581	$—	$(44,678)	$(79,788)	$189,646	$(2,570)	$187,076

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 27 Weeks Ended July 5, 2025	For the 26 Weeks Ended June 29, 2024
Operating Activities:
Net income (loss)	$(19,951)	$(63,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	6,412	8,407
Non-cash lease expense	28,656	33,154
Stock-based compensation	1,193	1,625
Decrease in allowance for returns and markdowns	(6,489)	(8,867)
Net gain on disposal of assets	(12,502)	(612)
Property, plant and equipment and other long-lived asset impairment losses	79	950
Non-cash restructuring charges	59	501
Bad debt expense	(8)	4,404
Other non-cash items	514	1,365
Changes in operating assets and liabilities:
Accounts receivable	47,676	48,846
Inventories	9,132	45,825
Prepaid expenses and other current assets	(959)	50,514
Accounts payable	(38,543)	(12,543)
Accrued expenses	(35,412)	(24,330)
Income taxes	4,479	(8,278)
Operating lease liabilities	(35,269)	(38,818)
Net cash (used in) provided by operating activities	(50,933)	38,986
Investing Activities:
Additions to property, plant and equipment	(1,089)	(3,430)
Decrease in intangible and other assets	610	335
Proceeds from the sale of property, plant and equipment	21,416	7
Net cash provided by (used in) investing activities	20,937	(3,088)
Financing Activities:
Acquisition of common stock	(132)	(111)
Distribution of noncontrolling interest earnings	(4,299)	—
Debt borrowings	75,816	33,781
Debt payments	(62,676)	(82,724)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	—	(422)
Net cash provided by (used in) financing activities	8,709	(49,476)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8,084	1,076
Net decrease in cash, cash equivalents, and restricted cash	(13,203)	(12,502)
Cash, cash equivalents, and restricted cash:
Beginning of period	126,592	121,583
End of period	$113,389	$109,081

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The current fiscal year ending January 3, 2026 is a 53-week year, with the additional week being included in the first quarter. The information presented herein includes the thirteen-week period ended July 5, 2025 (“Second Quarter”) as compared to the thirteen-week period ended June 29, 2024 (“Prior Year Quarter”), and the twenty-seven week period ended July 5, 2025 ("Year To Date Period") as compared to the twenty-six week period ended June 29, 2024 ("Prior Year YTD Period"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of July 5, 2025, and the results of operations for the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period. All adjustments are of a normal, recurring nature.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended December 28, 2024, as amended (the “2024 Form 10-K”). Operating results for the Second Quarter are not necessarily indicative of the results to be achieved for the full fiscal year.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended July 5, 2025	For the 13 Weeks Ended June 29, 2024	For the 27 Weeks Ended July 5, 2025	For the 26 Weeks Ended June 29, 2024
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(2,294)	$(38,785)	$(19,870)	$(63,081)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	53,624	52,927	53,435	52,709
Basic EPS	$(0.04)	$(0.73)	$(0.37)	$(1.20)
Diluted EPS computation:
Diluted weighted average common shares outstanding	53,624	52,927	53,435	52,709
Diluted EPS	$(0.04)	$(0.73)	$(0.37)	$(1.20)

At the end of the Second Quarter and Year To Date Period, approximately 4.0 million and 3.4 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 1.2 million and 0.6 million weighted average performance-based shares at the end of the Second Quarter and Year To Date Period, respectively.
At the end of the Prior Year Quarter and Prior Year YTD Period, approximately 1.6 million and 1.7 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.2 million and 0.2 million weighted average performance-based shares at the end of the Prior Year Quarter and Prior Year YTD Period, respectively.
Cash, Cash Equivalents and Restricted Cash. Restricted cash included in intangible and other assets-net was comprised primarily of pledged collateral to secure bank guarantees for the purpose of obtaining retail space and restricted cash from receivables buyout facilities. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of July 5, 2025 and June 29, 2024 that are presented in the condensed consolidated statement of cash flows (in thousands):

	July 5, 2025	June 29, 2024
Cash and cash equivalents	$109,862	$104,906
Restricted cash included in prepaid expenses and other current assets	1,267	625
Restricted cash included in intangible and other assets-net	2,260	3,550
Cash, cash equivalents and restricted cash	$113,389	$109,081

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
The Organization for Economic Cooperation and Development ("OECD") and over 140 countries have agreed to enact a two-pillar solution to reform the international tax rules to address the challenges arising from the globalization and digitalization of the economy. "The Pillar Two Global Anti-Base Erosion (GloBE) Rules" provide a coordinated system to ensure that multinational enterprises with revenues above 750 million euro pay a minimum effective tax rate of 15% tax on the income arising in each of the jurisdictions in which they operate. Many aspects of Pillar Two became effective for tax years beginning in January 2024, with certain remaining impacts to be effective in 2025. Each country must enact its own legislation to apply the Pillar Two rules. Since becoming effective, Pillar Two has not had a material impact on the Company's financial results, including its annual estimated effective tax rate or liquidity. The Company will continue to monitor future developments in 2025.
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
2. REVENUE
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended July 5, 2025
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$77,183	$52,630	$48,633	$—	$178,446
Smartwatches	1,716	159	(475)	—	1,400
Total watches	$78,899	$52,789	$48,158	$—	$179,846
Leathers	10,727	2,110	4,110	—	16,947
Jewelry	4,456	10,425	4,509	—	19,390
Other	1,669	1,845	638	53	4,205
Consolidated	$95,751	$67,169	$57,415	$53	$220,388

Timing of revenue recognition
Revenue recognized at a point in time	$95,703	$67,092	$57,357	$53	$220,205
Revenue recognized over time	48	77	58	—	183
Consolidated	$95,751	$67,169	$57,415	$53	$220,388

	For the 13 Weeks Ended June 29, 2024
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$87,945	$55,624	$50,519	$—	$194,088
Smartwatches	5,526	538	2,328	—	8,392
Total watches	$93,471	$56,162	$52,847	$—	$202,480
Leathers	18,151	3,738	5,277	—	27,166
Jewelry	5,526	12,211	6,462	—	24,199
Other	2,436	2,741	613	356	6,146
Consolidated	$119,584	$74,852	$65,199	$356	$259,991

Timing of revenue recognition
Revenue recognized at a point in time	$119,484	$74,703	$65,087	$356	$259,630
Revenue recognized over time	100	149	112	—	361
Consolidated	$119,584	$74,852	$65,199	$356	$259,991

	For the 27 Weeks Ended July 5, 2025
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$155,178	$112,823	$95,075	$—	$363,076
Smartwatches	4,655	992	(201)	—	5,446
Total watches	$159,833	$113,815	$94,874	$—	$368,522
Leathers	20,469	4,336	9,322	—	34,127
Jewelry	9,808	22,628	9,216	—	41,652
Other	3,370	3,723	1,348	939	9,380
Consolidated	$193,480	$144,502	$114,760	$939	$453,681

Timing of revenue recognition
Revenue recognized at a point in time	$193,372	$144,340	$114,626	$939	$453,277
Revenue recognized over time	108	162	134	—	404
Consolidated	$193,480	$144,502	$114,760	$939	$453,681

	For the 26 Weeks Ended June 29, 2024
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$166,650	$112,757	$101,242	$—	$380,649
Smartwatches	10,680	2,099	4,490	—	17,269
Total watches	$177,330	$114,856	$105,732	$—	$397,918
Leathers	35,670	8,143	10,936	—	54,749
Jewelry	12,146	25,689	12,628	—	50,463
Other	4,455	4,884	1,440	965	11,744
Consolidated	$229,601	$153,572	$130,736	$965	$514,874

Timing of revenue recognition
Revenue recognized at a point in time	$229,393	$153,263	$130,511	$965	$514,132
Revenue recognized over time	208	309	225	—	742
Consolidated	$229,601	$153,572	$130,736	$965	$514,874

Contract Balances. As of July 5, 2025, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of $0.4 million and $0.7 million as of July 5, 2025 and December 28, 2024, respectively, primarily related to remaining performance obligations on wearable technology products and $1.7 million and $2.1 million as of July 5, 2025 and December 28, 2024, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	July 5, 2025	December 28, 2024
Components and parts	$12,222	$12,322
Finished goods	165,923	166,254
Inventories	$178,145	$178,576

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 27 Weeks Ended July 5, 2025	For the 26 Weeks Ended June 29, 2024
Beginning balance	$6,113	$10,122
Settlements in cash or kind	(2,066)	(2,390)
Warranties issued and adjustments to preexisting warranties (1)	867	35
Ending balance	$4,914	$7,767
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended July 5, 2025	For the 13 Weeks Ended June 29, 2024	For the 27 Weeks Ended July 5, 2025	For the 26 Weeks Ended June 29, 2024
Income tax (benefit) expense	$6,230	$2,208	$9,598	$(3,908)
Effective tax rate	150.9%	(6.0)%	(92.7)%	5.8%
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
On July 4, 2025, the United States Congress passed the budget reconciliation bill H.R. 1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent many of the provisions previously enacted as part of the 2017 Tax Cut and Jobs Act that were set to expire at the end of 2025 and includes other changes to certain U.S. corporate tax provisions. The changes to U.S. tax law that were enacted under the OBBBA include modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. Based on our current U.S. tax position, we note no material tax impacts as a result of the changes introduced under the OBBBA.
As of July 5, 2025, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $6.3 million, all of which would favorably impact the effective tax rate in future periods, if recognized. The Company released corresponding uncertain tax positions of $1.0 million in the first quarter of 2025. It is reasonably expected that certain uncertain tax positions will be resolved within the next 12 month period, and if resolved favorably, it would impact the tax rate by a benefit of approximately $3.1 million, including interest.

The Company is also subject to examinations in various state and foreign jurisdictions for its 2013-2024 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of July 5, 2025, the Company has not recorded any new unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At July 5, 2025, the total amount of accrued income tax-related interest expense, net included in the condensed consolidated balance sheets was $1.4 million. There were no accrued tax-related penalties.
6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, ("Common Stock") authorized, with 53,785,063 and 53,253,974 shares issued and outstanding at July 5, 2025 and December 28, 2024, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at July 5, 2025 or December 28, 2024. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
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

At July 5, 2025 and December 28, 2024, all treasury stock had been effectively retired. As of July 5, 2025, the Company had $20.0 million of repurchase authorizations remaining under its repurchase program. The Company did not repurchase any common stock under its authorized stock repurchase plans during the Second Quarter, Prior Year Quarter, Year To Date Period or Prior Year YTD Period.

7. EMPLOYEE BENEFIT PLANS
Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the Second Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at April 5, 2025	3,176	$1.86
Granted	1,686	0.98
Vested	(680)	3.39
Forfeited	(136)	2.39
Nonvested at July 5, 2025	4,046	$1.13

The total fair value of restricted stock units vested was $0.6 million during the Second Quarter. Vesting of performance restricted stock units is based on the Company's stock market performance.

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
During the Year To Date Period, the Company's Board of Directors approved the following grants of employee inducement awards: 150,000 shares of restricted stock to the new Chief Financial Officer, Randy Greben, 129,581 shares of restricted stock to the new Chief Commercial Officer, Joseph Martin, 125,000 shares of restricted stock to the new Chief Supply Chain Officer, Laks Lakshmanan and 100,000 shares of restricted stock units to the new Chief Digital Information Officer, Antonio Carriero. Each of these grants have a three year vesting schedule, subject to such employees continuous employment with the Company on each vesting date.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables disclose changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended July 5, 2025
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(79,393)	$1,338	$4,268	$(73,787)
Other comprehensive income (loss) before reclassifications	11,511	—	—	11,511
Amounts reclassed from accumulated other comprehensive income (loss)	—	—	—	—
Total other comprehensive income (loss)	11,511	—	—	11,511
Ending balance	$(67,882)	$1,338	$4,268	$(62,276)

	For the 13 Weeks Ended June 29, 2024
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(86,392)	$2,334	$5,794	$(78,264)
Other comprehensive income (loss) before reclassifications	(1,631)	376	—	(1,255)
Tax (expense) benefit	—	(6)	—	(6)
Amounts reclassed from accumulated other comprehensive income (loss)	—	202	—	202
Tax (expense) benefit	—	61	—	61
Total other comprehensive income (loss)	(1,631)	107	—	(1,524)
Ending balance	$(88,023)	$2,441	$5,794	$(79,788)

	For the 27 Weeks Ended July 5, 2025
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(88,684)	$1,812	$4,268	$(82,604)
Other comprehensive income (loss) before reclassifications	20,802	140	—	20,942
Amounts reclassed from accumulated other comprehensive income	—	614	—	614
Total other comprehensive income (loss)	20,802	(474)	—	20,328
Ending balance	$(67,882)	$1,338	$4,268	$(62,276)

	For the 26 Weeks Ended June 29, 2024
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(83,906)	$1,688	$5,813	$(76,405)
Other comprehensive income (loss) before reclassifications	(4,117)	1,050	(19)	(3,086)
Tax (expense) benefit	—	70	—	70
Amounts reclassed from accumulated other comprehensive income (loss)	—	232	—	232
Tax (expense) benefit	—	135	—	135
Total other comprehensive income (loss)	(4,117)	753	(19)	(3,383)
Ending balance	$(88,023)	$2,441	$5,794	$(79,788)

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
The CODM uses net sales and operating income for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis for both performance measures when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses segment gross profit for evaluating pricing strategy and segment operating income to assess the performance of each segment by comparing the results of each segment with one another. The CODM does not review disaggregated assets by segment, therefore it is not presented below.
Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended July 5, 2025
	Americas	Europe	Asia	Corporate	Total
Net sales	$95,751	$67,169	$57,415	$53	$220,388
Cost of sales	44,955	25,887	22,831	(14)	93,659
Gross profit	$50,796	$41,282	$34,584	$67	$126,729
Marketing	4,143	3,170	3,210	507	11,030
Compensation and benefits	14,507	18,833	8,394	26,603	68,337
Depreciation and amortization	689	671	386	1,148	2,894
Other segment items (1)	12,525	(4,817)	7,893	20,379	35,980
Operating income	$18,932	$23,425	$14,701	$(48,570)	$8,488

	For the 13 Weeks Ended June 29, 2024
	Americas	Europe	Asia	Corporate	Total
Net sales	$119,584	$74,852	$65,199	$356	$259,991
Cost of sales	58,654	32,187	32,236	63	123,140
Gross profit	$60,930	$42,665	$32,963	$293	$136,851
Marketing	12,708	5,678	6,346	1,026	25,758
Compensation and benefits	16,454	17,370	8,848	29,186	71,858
Depreciation and amortization	928	809	572	1,580	3,889
Other segment items (1)	16,236	8,850	11,173	33,090	69,349
Operating income	$14,604	$9,958	$6,024	$(64,589)	$(34,003)

	For the 27 Weeks Ended July 5, 2025
	Americas	Europe	Asia	Corporate	Total
Net sales	$193,480	$144,502	$114,760	$939	$453,681
Cost of sales	85,975	55,089	42,739	157	183,960
Gross profit	$107,505	$89,413	$72,021	$782	$269,721
Marketing	8,189	6,920	7,252	1,915	24,276
Compensation and benefits	30,059	36,708	17,118	58,144	142,029
Depreciation and amortization	1,419	1,488	1,001	2,355	6,263
Other segment items (1)	24,676	4,118	16,690	49,927	95,411
Operating income	$43,162	$40,179	$29,960	$(111,559)	$1,742

	For the 26 Weeks Ended June 29, 2024
	Americas	Europe	Asia	Corporate	Total
Net sales	$229,601	$153,572	$130,736	$965	$514,874
Cost of sales	116,554	64,390	63,496	91	244,531
Gross profit	$113,047	$89,182	$67,240	$874	$270,343
Marketing	21,709	9,997	13,390	1,883	46,979
Compensation and benefits	33,684	39,290	18,399	58,810	150,183
Depreciation and amortization	2,154	1,864	1,098	3,189	8,305
Other segment items (1)	32,141	20,679	22,527	52,738	128,085
Operating income	$23,359	$17,352	$11,826	$(115,746)	$(63,209)
(1) Other segment items for each reportable segment include long-lived asset impairments, restructuring charges, facility costs, overhead expenses, fixed asset disposals and other operating costs.

The following table reflects net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended July 5, 2025		For the 13 Weeks Ended June 29, 2024
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$178,446	81.0%	$194,088	74.7%
Smartwatches	1,400	0.6	8,392	3.2
Total watches	$179,846	81.6%	$202,480	77.9%
Leathers	16,947	7.7	27,166	10.4
Jewelry	19,390	8.8	24,199	9.3
Other	4,205	1.9	6,146	2.4
Total	$220,388	100.0%	$259,991	100.0%

	For the 27 Weeks Ended July 5, 2025		For the 26 Weeks Ended June 29, 2024
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$363,076	80.0%	$380,649	73.9%
Smartwatches	5,446	1.2	17,269	3.4
Total watches	$368,522	81.2%	$397,918	77.3%
Leathers	34,127	7.5	54,749	10.6
Jewelry	41,652	9.2	50,463	9.8
Other	9,380	2.1	11,744	2.3
Total	$453,681	100.0%	$514,874	100.0%

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
As of July 5, 2025, the Company had no outstanding forward contracts designated as cash flow hedges. As of December 28, 2024, the fair value amount on a gross basis for the Company’s derivative instruments was $0.6 million and was included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of July 5, 2025, and December 28, 2024 the Company did not have any non-designated forward contracts outstanding. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.

The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes are set forth below (in thousands):

For the 13 Weeks Ended June 29, 2024
Cash flow hedges:
Forward contracts	$370
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$370

	For the 27 Weeks Ended July 5, 2025	For the 26 Weeks Ended June 29, 2024
Cash flow hedges:
Forward contracts	$140	$1,120
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$140	$1,120

The following tables disclose the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended July 5, 2025	For the 13 Weeks Ended June 29, 2024
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$—	$65
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$—	$198
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$1	$11

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 27 Weeks Ended July 5, 2025	For the 26 Weeks Ended June 29, 2024
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$—	$(6)
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$614	$373
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$19	$16

The following tables summarize the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended July 5, 2025		For the 13 Weeks Ended June 29, 2024
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$93,659	$(38)	$123,140	$1,450
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$—	$—	$65	$198
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$1	$—	$11

	Effect of Derivative Instruments
	For the 27 Weeks Ended July 5, 2025		For the 26 Weeks Ended June 29, 2024
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$183,960	$(3,307)	$244,531	$5,338
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$—	$614	$(6)	$373
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$19	$—	$16

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
As of July 5, 2025 the Company did not have any assets or liabilities measured at fair value on a recurring basis.
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
As of July 5, 2025, the Company's Notes (as defined in Note 15— Debt Activity), excluding unamortized debt issuance costs, were recorded at cost and had a carrying value of $150.0 million and had a fair value of approximately $103.1 million. The fair value of the Company's Notes was based on Level 1 inputs. The Company's Revolving Facility (as defined in Note 15—Debt Activity) was recorded at cost and had a carrying value of $18.0 million and a fair value of approximately $14.0 million. The fair value of the Company's Revolving Facility was based on Level 2 inputs.
During the Year to Date Period, operating lease right-of-use ("ROU") assets with a carrying amount of $0.2 million were written down to a fair value of $0.1 million, resulting in impairment charges of $0.1 million. During the Prior Year YTD Period, ROU assets with a carrying amount of $2.5 million and property, plant and equipment-net with a carrying value of $0.3 million were written down to a fair value of $1.7 million and $0.1 million, respectively, resulting in impairment charges of $1.0 million.
The fair values of operating lease ROU assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $0.1 million impairment expense in the Year to Date Period, $0.1 million was recorded in other long-lived asset impairments in the Americas segment. Of the $1.0 million impairment expense in the Prior Year YTD Period, $0.8 million and $0.2 million was recorded in other long-lived asset impairments in the Asia and Europe segments, respectively.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		July 5, 2025		December 28, 2024
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,978	$3,409	$3,978	$3,360
Patents	3 - 20 yrs.	850	582	850	571
Other	7 - 20 yrs.	341	295	340	275
Total intangibles-subject to amortization		5,169	4,286	5,168	4,206
Other assets:
Deposits		17,668		14,038
Deferred tax asset-net		25,603		23,857
Restricted cash		2,260		2,454
Debt issuance costs		1,831		1,854
Other		2,314		2,930
Total other assets		49,676		45,133
Total intangible and other assets		$54,845	$4,286	$50,301	$4,206
Total intangible and other assets-net			$50,559		$46,095

Amortization expense for intangible assets was $0.1 million and $0.2 million for the Second Quarter and the Prior Year Quarter, respectively, and $0.1 million and $0.5 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2025 (remaining)	$116
2026	$136
2027	$116
2028	$108
2029	$82
Thereafter	$325

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
The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended July 5, 2025	For the 13 Weeks Ended June 29, 2024	For the 27 Weeks Ended July 5, 2025	For the 26 Weeks Ended June 29, 2024
Operating lease cost(1)	SG&A	$13,046	$15,869	$27,751	$32,178
Short-term lease cost	SG&A	$108	$240	$274	$526
Variable lease cost	SG&A	$5,162	$5,285	$8,963	$10,638
_______________________________________________
(1) Includes sublease income, which was immaterial.

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	July 5, 2025	December 28, 2024
Assets
Operating	Operating lease ROU assets	$122,054	$121,389
Liabilities
Current:
Operating	Current operating lease liabilities	$33,890	$37,327
Noncurrent:
Operating	Long-term operating lease liabilities	$111,499	$113,658

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	July 5, 2025	December 28, 2024
Weighted-average remaining lease term:
Operating leases	6.3 years	6.3 years
Weighted-average discount rate:
Operating leases	15.2%	15.1%

Future minimum lease payments by year as of July 5, 2025 were as follows (in thousands):

Fiscal Year	Operating Leases
2025 (remaining)	$29,667
2026	49,739
2027	35,028
2028	22,506
2029	20,949
Thereafter	75,376
Total lease payments	$233,265
Less: Interest	87,876
Total lease obligations	$145,389

Supplemental cash flow information related to leases was as follows (in thousands):

	For the 27 Weeks Ended July 5, 2025	For the 26 Weeks Ended June 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,269	$38,818
Leased assets obtained in exchange for new operating lease liabilities	11,989	12,809

As of July 5, 2025, the Company did not have any material operating or finance leases that have been signed but not commenced.

15. DEBT ACTIVITY
Revolving Facility: On September 26, 2019, the Company and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other subsidiaries of the Company from time to time party thereto designated as borrowers, and certain subsidiaries of the Company from time to time party thereto as guarantors, entered into a secured asset-based revolving credit agreement (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the "ABL Agent"), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the "ABL Lenders").
Notes: In November 2021, the Company sold $150.0 million aggregate principal amount of 7.00% senior notes due November 2026 (the “Notes”), generating net proceeds of approximately $141.7 million. The Notes were issued pursuant to the indenture dated November 8, 2021 (the "Base Indenture") supplemented by a first supplemental indenture dated November 8, 2021 (together with the Base Indenture, the "Indenture") with The Bank of New York Mellon Trust Company, N.A., as trustee (the "Trustee").
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
Fossil India Facility: During the Year To Date Period and in fiscal year 2024, Fossil India Private Ltd. entered into receivables buyout facilities that are used for working capital purposes (the "Fossil India Facilities"). Indian Rupee borrowings, in U.S. dollars, under the Fossil India Facilities were approximately $12.8 million as of July 5, 2025.
Activity: As of July 5, 2025, the Company had $150.0 million and $18.0 million outstanding under the Notes and Revolving Facility, respectively. The Company had net payments of $2.0 million and net borrowings of $2.1 million under the Revolving Facility during the Second Quarter and Year To Date Period, respectively. Amounts available under the Revolving

Facility were reduced by any amounts outstanding under standby letters of credit. As of July 5, 2025, the Company had available borrowing capacity of $0.7 million under the Revolving Facility, however the Revolving Facility requires borrowings in increments of $1.0 million. As of July 5, 2025, the Company had unamortized debt issuance costs of $2.4 million recorded in long-term debt and $1.8 million recorded in intangible and other assets-net on the Company's consolidated balance sheets. The Company incurred $2.7 million and $5.5 million of interest expense related to the Notes during the Second Quarter and Year To Date Period, respectively. The Company incurred $0.4 million and $0.6 million of interest expense related to the Revolving Facility during the Second Quarter and Year To Date Period, respectively. The Company incurred $0.6 million and $1.2 million of interest expense related to the amortization of debt issuance costs during the Second Quarter and Year To Date Period, respectively. At July 5, 2025, the Company was in compliance with all debt covenants related to its credit facilities.
New Revolving Credit Facility: On August 13, 2025, the Company and certain of its subsidiaries identified therein as guarantors entered into a Credit Agreement, dated as of August 13, 2025 (the “ABL Credit Agreement”), with the lenders from time to time party thereto (the “Lenders”), ACF FINCO I LP, as administrative agent on behalf of the Lenders (the “Administrative Agent”), and the Company as a borrower to refinance the Revolving Facility. Pursuant to the Credit Agreement, the Lenders have provided new financing commitments to the Company under a new senior secured asset-based revolving credit facility (the “New Revolving Credit Facility”) in an aggregate principal amount of $150 million.
Borrowings under the New Revolving Credit Facility will bear interest at a rate of 5.00% for term SOFR borrowings and 4.00% for base rate borrowings, payable monthly in arrears. The Lenders will receive an upfront commitment fee equal to 2.00% of the aggregate commitments under the New Revolving Credit Facility. The Company’s obligations under the New Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries, and those obligations and the guarantees are secured by substantially all of the assets of the Company and certain of its subsidiaries. The ABL Credit Agreement includes customary representations and warranties, covenants applicable to the Company and events of default. If an event of default under the ABL Credit Agreement occurs, the Lenders may, among other things, declare the outstanding obligations under the ABL Credit Agreement to be immediately due and payable.
The New Revolving Credit Facility has a maturity date of August 13, 2030, subject to a springing maturity date if on the date that is the 91st day prior to its scheduled maturity any material indebtedness as defined in the ABL Credit Agreement is outstanding. . See “—Subsequent Events—ABL Credit Agreement” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—ABL Credit Agreement.”
As of August 13, 2025, the Company had $15.0 million borrowed under the New Revolving Credit Facility and $31.1 million of available borrowing capacity.
Transaction Support Agreement: On August 13, 2025, the Company, Fossil (UK) Global Services Ltd. (“Fossil UK”), and certain direct and indirect subsidiaries of the Company identified therein (collectively, the “Company Parties”) also entered into a Transaction Support Agreement (the “Transaction Support Agreement”) with certain holders (the “Consenting Noteholders”) of the Company's Notes. See “—Subsequent Events” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of the ABL Credit Agreement and Transaction Support Agreement.
16. RESTRUCTURING
    In fiscal 2024, the Company announced a plan to return to profitable growth (the "Turnaround Plan"). The Turnaround Plan is centered on three key areas: (i) refocusing on the core, (ii) rightsizing the cost structure, and (iii) strengthening the balance sheet. The Company expects to achieve selling, general and administrative ("SG&A") cost savings of approximately $100 million in fiscal 2025 as compared to fiscal 2024 through a series of initiatives including a strategic reduction in force which occurred in late February 2025, reduced costs associated with the transition of smaller international markets to a distributor model, and the closing of underperforming retail stores. The Company closed 34 retail stores in the Year To Date Period and plans to close an additional 10 to 15 stores in the second half of fiscal year 2025. The Company will seek to identify additional cost-reduction opportunities, which may generate incremental savings in fiscal 2025. The Company estimates approximately $50 million in total charges in connection with the Turnaround Plan, with approximately $7 million incurred in fiscal 2024 and the remainder expected to be incurred during fiscal 2025.
The following table shows a summary of Turnaround Plan charges (in thousands):

	For the 13 Weeks Ended July 5, 2025	For the 27 Weeks Ended July 5, 2025
Restructuring expenses	7,295	23,116
Consolidated	$7,295	$23,116

Turnaround Plan restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended July 5, 2025	For the 27 Weeks Ended July 5, 2025
Americas	$394	$992
Europe	1,634	3,645
Asia	643	1,085
Corporate	4,624	17,394
Consolidated	$7,295	$23,116
The following table shows a rollforward of the accrued liability related to the Company’s Turnaround Plan (in thousands):

	For the 13 Weeks Ended July 5, 2025
	Liabilities			Liabilities
	April 5, 2025	Charges	Cash Payments	July 5, 2025
Professional services	5,340	4,556	3,920	5,976
Severance and employee-related benefits	7,343	2,739	4,003	6,079
Total	$12,683	$7,295	$7,923	$12,055

	For the 27 Weeks Ended July 5, 2025
	Liabilities				Liabilities
	December 28, 2024	Charges	Cash Payments	Non-cash Items	July 5, 2025
Store closures	$—	$10	$—	$10	$—
Professional services	—	11,042	5,066	—	5,976
Severance and employee-related benefits	—	12,064	5,936	49	6,079
Total	$—	$23,116	$11,002	$59	$12,055
In fiscal year 2024, the Company concluded its Transform and Grow plan ("TAG") as it transitioned to initiatives under the Turnaround Plan. TAG was launched in early 2023 to reduce operating costs, improve operating margins, and advance the Company’s commitment to profitable growth. The Company had expanded the scope and duration of TAG to focus on a more comprehensive review of its global business operations. The expansion of TAG put greater emphasis on initiatives aimed at restructuring or optimizing operations, exiting or minimizing certain product offerings, brands and distribution channels, strengthening gross margins through improvements in sourcing and improving working capital efficiency. Under the expanded TAG plan, the Company achieved annualized operating income benefits of $280 million over the two-year period.
The following table shows a summary of TAG plan charges (in thousands):

	For the 13 Weeks Ended June 29, 2024	For the 26 Weeks Ended June 29, 2024
Cost of sales	$—	$(241)
Restructuring expenses	16,673	26,726
Total	$16,673	$26,485

TAG plan restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended June 29, 2024	For the 26 Weeks Ended June 29, 2024
Americas	$262	$626
Europe	1,869	5,426
Asia	93	1,056
Corporate	14,449	19,377
Consolidated	$16,673	$26,485

The following table shows a rollforward of the accrued liability related to the Company’s TAG plan (in thousands):

	For the 13 Weeks Ended July 5, 2025
	Liabilities		Liabilities
	April 5, 2025	Cash Payments	July 5, 2025
Store closures	$—	$—	$—
Professional services	2,972	2,972	—
Severance and employee-related benefits	629	629	—
Charges related to exits of certain product offerings	300	175	125
Total	$3,901	$3,776	$125

	For the 13 Weeks Ended June 29, 2024
	Liabilities				Liabilities
	March 30, 2024	Charges	Cash Payments	Non-cash Items	June 29, 2024
Store closures	$1	$36	$1	$36	$—
Professional services	211	11,568	460	—	11,319
Severance and employee-related benefits	8,479	5,069	4,834	365	8,349
Charges related to exits of certain product offerings	750	—	450	—	300
Total	$9,441	$16,673	$5,745	$401	$19,968

	For the 27 Weeks Ended July 5, 2025
	Liabilities		Liabilities
	December 28, 2024	Cash Payments	July 5, 2025
Store closures	$1	$1	$—
Professional services	9,501	9,501	$—
Severance and employee-related benefits	7,341	7,341	—
Charges related to exits of certain product offerings	300	175	125
Total	$17,143	$17,018	$125

	For the 26 Weeks Ended June 29, 2024
	Liabilities				Liabilities
	December 30, 2023	Charges	Cash Payments	Non-cash Items	June 29, 2024
Store closures	$—	$143	$7	$136	$—
Professional services	117	14,052	2,850	—	11,319
Severance and employee-related benefits	8,117	12,531	11,934	365	8,349
Charges related to exits of certain product offerings	3,821	(241)	3,280	—	300
Total	$12,055	$26,485	$18,071	$501	$19,968

17. SUBSEQUENT EVENTS
Transaction Support Agreement
On August 13, 2025, the Company Parties entered into a Transaction Support Agreement with the Consenting Noteholders representing ownership of approximately 59% of the aggregate principal of the Company's Notes.
The Transaction Support Agreement contains certain covenants on the part of each of the parties thereto, including covenants that the Consenting Noteholders participate in, consent to, vote in favor of, and otherwise support, as applicable:
•A new money financing of up to $32.5 million aggregate principal amount of 9.500% First-Out Senior Secured Notes due 2029 (the “First-Out Notes”) to be offered to (i) the Consenting Noteholders on a private placement basis and (ii) to holders of Notes (“Noteholders”) (other than the Consenting Noteholders) pursuant to an SEC-registered offering (together, the “New Money Financing”) , in each case pro rata (based on the face amount of their respective Notes in comparison to the total aggregate principal amount of all Notes. Noteholders that participate in the New Money Financing for their full pro rata portion of the New Money Financing will also receive Common Stock of the Company equal to 5.0% of their respective funded portion of the New Money Financing, with the value of the Common Stock to be determined based on the average of the Daily VWAPs for the 30 consecutive Trading Days (each as defined in the Transaction Support Agreement) immediately prior to the date of the Transaction Support Agreement.
•An out-of-court private exchange of Notes pursuant to which the Consenting Noteholders will exchange Notes for First-Out Notes at 100% of the face amount of Notes plus accrued and unpaid interest and their portion of the New Warrants (as defined below) as described below (the “Private Exchange”).
•SEC-registered offerings in which the Company will offer to all Noteholders (other than the Consenting Noteholders) the opportunity (i) to participate for their pro rata portion of the New Money Financing (based on the face amount of their respective Notes in comparison to the total aggregate principal amount of all Notes) and to receive their New Stock Investment, and (ii) to tender Notes in exchange for (A) if such Noteholder funds the full amount of its pro rata portion of the New Money Financing, First-Out Notes, and (B) if such Noteholder does not fund the full amount of its pro rata portion of the New Money Financing, 7.500% Second-Out Notes due 2029 (the "Second-Out Notes"), in each case, at 100% of the face amount of its Notes plus accrued and unpaid interest in the case of such exchange, together with, in each case, their portion of the New Warrants as described below (the “Public Exchange,” together with the Private Exchange, the “Exchange Transaction”).
•The issuance of warrants (the “New Warrants”) to purchase 3,000,000 shares of Common Stock or prefunded warrants, pro rata (based on amount of Notes exchanged into First-Out Notes or Second-Out Notes, irrespective of participation in the New Money Financing) to all Noteholders that exchange their Notes in the Exchange Transaction. The New Warrants will have an exercise price of $0.50 per share and a term of 30 days.
•The purchase by certain Consenting Noteholders (the “Backstop Providers”) of an amount of First-Out Notes equal to the amount of unpurchased First-Out Notes in the New Money Financing by Noteholders other than the Consenting Noteholders (the “Backstop Commitment”). As consideration for the Backstop Commitment, the Company will pay the Backstop Providers a backstop premium in the form of additional First-Out Notes.
•To consent to and support a consent solicitation in connection with the Public Exchange (the “Consent Solicitation”) pursuant to which the Company will solicit consents from Noteholders to enter into a supplemental indenture to the

Indenture to (i) in the event the Out-of-Court Threshold (as defined in the Transaction Support Agreement) is met, remove certain covenants and events of default under the Notes, as well as to subordinate the Notes in right of payment to the First-Out Notes, the Second-Out Notes and the ABL Credit Agreement to the fullest extent permitted by Section 316(b) of the Trust Indenture Act of 1939, as amended (the “Trust Indenture Act”), and the Indenture, as amended; or (ii) in the event the Out-of-Court Threshold is not met and is not waived, amend the Indenture to enable implementation of the restructuring of the Company’s Notes through a proceeding pursuant to the Companies Act 2006 of England and Wales. Noteholders that so consent (including the Consenting Noteholders who have agreed to consent through the Transaction Support Agreement) will receive an aggregate amount of $1.0 million, pro rata (based on amount of Notes consented to by each such Noteholder), payable in First-Out Notes or Second Out Notes, depending on the form of new notes such Noteholder is receiving in exchange for their Notes.
The Transaction Support Agreement contemplates that, if Noteholders of less than 90% (subject to modification or waiver in accordance with the Transaction Support Agreement) of the outstanding principal amount of the Company’s Notes become party to the Transaction Support Agreement or validly tender their Notes in the Exchange Transaction, the restructuring of the Company’s Notes will be implemented through a proceeding initiated in the English Court by Fossil UK pursuant to the Companies Act 2006 of England and Wales.
The Transaction Support Agreement also contains certain customary representations, warranties and other agreements by the parties thereto, and contemplates that the Company Parties and Consenting Noteholders enter into a Mutual Release Agreement, providing for customary mutual releases of claims among the parties thereto.
ABL Credit Agreement
On August 13, 2025, the Company and certain of its subsidiaries identified therein as guarantors entered into the ABL Credit Agreement with the Lenders, the Administrative Agent and the Company as a borrower to refinance the Revolving Credit Facility. Pursuant to the ABL Credit Agreement, the Lenders have provided new financing commitments to the Company under a new senior secured asset-based revolving credit facility (the “New Revolving Credit Facility”) in an aggregate principal amount of $150 million.
Borrowings under the New Revolving Credit Facility will bear interest at a rate of 5.00% for term SOFR borrowings and 4.00% for base rate borrowings, payable monthly in arrears. The Lenders will receive an upfront commitment fee equal to 2.00% of the aggregate commitments under the New Revolving Credit Facility. The Company’s obligations under the New Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries, and those obligations and the guarantees are secured by substantially all of the assets of the Company and certain of its subsidiaries. The ABL Credit Agreement includes customary representations and warranties, covenants applicable to the Company and events of default. If an event of default under the ABL Credit Agreement occurs, the Lenders may, among other things, declare the outstanding obligations under the ABL Credit Agreement to be immediately due and payable.
The New Revolving Credit Facility has a maturity date of August 13, 2030, subject to a springing maturity date if on the date that is the 91st day prior to its scheduled maturity any material indebtedness as defined in the ABL Credit Agreement is outstanding.
Warrant Agreement
On August 13, 2025, the Company entered into a securities exchange agreement with certain institutional stockholders pursuant to which the Company agreed to exchange an aggregate of 2,500,000 shares of the Company’s outstanding Common Stock owned by the institutional holders for pre-funded warrants to purchase an aggregate of 2,500,000 shares of the Company’s Common Stock. Subject to certain ownership limitations, each pre-funded warrant is exercisable into one share of Common Stock at a price per share of $0.01.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The current fiscal year ending January 3, 2026 is a 53-week year, with the additional week being included in the quarter ended April 5, 2025. The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen week periods ended July 5, 2025 (the “Second Quarter”) and June 29, 2024 (the “Prior Year Quarter”), and the twenty-seven week period ended July 5, 2025 (the "Year To Date Period") and the twenty-six week period ended June 29, 2024 (the "Prior Year YTD Period"). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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

Known or Anticipated Trends
Based on our recent operating results and current perspectives on our operating environment, we anticipate the following trends will continue to impact our operating results:
Tariffs Exposure: Most of our products are assembled or manufactured overseas, with the substantial majority of our products imported from China during fiscal year 2024. In fiscal 2024, we generated 25% of our net sales within the U.S. In early 2025, the current U.S. presidential administration announced significant new tariffs on foreign imports into the U.S., including from China. In April 2025, the U.S. government announced additional tariffs on various goods imported into the U.S., which was followed by several months of rapid changes in U.S. trade policies including recent sweeping tariff increases, as well as retaliatory tariffs by foreign countries. As of early August 2025, following multiple delays and pauses in implementation, higher tariff rates went into effect for most products imported into the United States from most of the major trading partners of the U.S. It continues to be reasonably possible that new or additional tariffs will be periodically announced given the current highly volatile and reactionary global trade environment. We continue to monitor and evaluate the direct and indirect impacts of these tariffs and heightened global trade disputes. Incremental tariffs negatively impacted our gross margin by approximately 80 basis points and 40 basis points for the Second Quarter and Year To Date Period, respectively. Future adverse effects on our financial results will likely continue if current tariff levels persist or continue to rise, especially for goods imported from China. We are currently developing and implementing mitigation strategies such as price increases and sourcing changes among others, and determining future implementation timelines.

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

Business Strategies and Outlook: Our goal is to drive shareholder value. We operate in a very challenging business environment for our product offerings, which is complicated by the dynamic global trade environment as a result of U.S. tariffs.
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

The second key area of our Turnaround Plan is focused on aligning the cost structure to our newly defined strategy. In 2025, we expect to achieve selling, general and administrative ("SG&A") cost savings of approximately $100 million as compared to fiscal 2024 through a series of initiatives including a strategic reduction in force which occurred in late February 2025, reduced costs associated with the transition of smaller international markets to a distributor model, and the closing of underperforming FOSSIL retail stores. We have closed a net 34 retail stores in the first half of 2025 and plan to close an additional 10 to 15 stores in the second half of the year. We also expect to divest certain non-core assets and will seek to identify additional cost-reduction opportunities, which may generate incremental savings in 2025.

Under our third key area, strengthening our balance sheet, we are actively pursuing initiatives to monetize non-core assets, improve working capital and strengthen liquidity. During the Second Quarter we entered into a sale of our European distribution center for $23 million. On August 13, 2025, we entered into the New Revolving Credit Facility, replacing our previous revolving credit facility, and the Transaction Support Agreement, See "Item 1. Financial Statement-Notes to Condensed Consolidated Financial Statements-17. Subsequent Events" and "-Liquidity and Capital Resources" for more details.
Aided by our restructuring programs, we achieved gross margins above 50% for fiscal year 2024 and just below 60% for the first half of 2025, which included some adverse effects of the tariffs in the Second Quarter, as already mentioned. Our goal is to achieve positive adjusted operating margins as we continue to realize improvement across the Turnaround Plan workstreams.

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

Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 101 Company-owned stores as of the end of the Second Quarter and an extensive collection of products available through our owned websites.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 52 Company-owned stores as of the end of the Second Quarter and an extensive collection of products available through our owned websites.
Asia: The Asia segment is comprised of sales to customers based in Australia, greater China (including mainland China, Hong Kong SAR, Macau SAR and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 61 Company-owned stores as of the end of the Second Quarter and an extensive collection of products available through our owned websites.
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

Adjusted EBITDA, Adjusted Operating Income (Loss), Constant Currency Adjusted Operating Income (Loss), Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share: Adjusted EBITDA, Adjusted operating income (loss), Constant currency adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share are non-GAAP financial measures. We define Adjusted EBITDA as our income (loss) before income taxes, plus interest expense, amortization and depreciation, impairment expense, other non-cash charges, stock-based compensation expense, restructuring expense and unamortized debt issuance costs included in loss on extinguishment of debt minus gains on asset divestitures and interest income. We define Adjusted operating income (loss) as operating income (loss) before impairment expense, restructuring expense and gains on asset divestitures. We define Constant currency adjusted operating income (loss) as operating income (loss) before impairment expense, restructuring expense and gains on asset divestitures and excluding the effects of foreign currency exchange rate fluctuations. We define Adjusted net income (loss) and Adjusted earnings (loss) per share as net income (loss) attributable to Fossil Group, Inc. and diluted earnings (loss) per share, respectively, before impairment expense, restructuring expense, gains on asset divestitures and unamortized debt issuance costs included in loss on extinguishment of debt. We have included Adjusted EBITDA, Adjusted operating income (loss), Constant currency adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share herein because they are widely used by investors for valuation and for comparing our financial performance with the performance of our competitors. We also use these non-GAAP financial measures to monitor and compare the financial performance of our operations. Our presentation of Adjusted EBITDA, Adjusted operating income (loss), Constant currency adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share may not be comparable to similarly titled measures other companies report. Adjusted EBITDA, Adjusted operating income (loss), Constant currency adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share are not intended to be used as alternatives to any measure of our performance in accordance with GAAP.
Comparable Retail Sales: Both stores and e-commerce sites are included in comparable retail sales in the thirteenth month of operation. Stores that experience a gross square footage change of 10% or more due to an expansion and/or relocation are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the expansion and/or relocation. Comparable retail sales were adjusted to normalize the 27-week Year To Date Period with the 26-week Prior Year YTD Period. Comparable retail sales also exclude the effects of foreign currency fluctuations.
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

Results of Operations
Quarterly Periods Ended July 5, 2025 and June 29, 2024
Consolidated Net Sales. Net sales decreased $39.6 million, or 15.2% (15.8% in constant currency), for the Second Quarter as compared to the Prior Year Quarter, with sales declines in all three regions. The sales decrease was largely driven by overall category, consumer and channel softness. Declines in smartwatch sales and our store rationalization initiatives comprised approximately 550 basis points of the sales decline in the Second Quarter compared to the Prior Year Quarter. Wholesale sales declined 5.9% (6.2% in constant currency). Direct to consumer sales declined by 29.0% (30.0% in constant currency), due to a smaller store base and declines in our comparable retail sales. We have reduced our store footprint by 17.1% since the end of the Prior Year Quarter. Global comparable retail sales decreased 22.9% due to decreases in both our owned e-

commerce websites and stores. From a category perspective, traditional watch sales decreased 8.1% (8.4% in constant currency). Net sales in smartwatches decreased 83.3% (83.7% constant currency), as we exited the category. The leathers category decreased 37.9% (38.6% in constant currency) compared to the Prior Year Quarter, and jewelry sales decreased 19.8% (22.3% in constant currency). From a brand perspective, the most predominant sales declines were in the FOSSIL and EMPORIO ARMANI brands.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended July 5, 2025		For the 13 Weeks Ended June 29, 2024		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$95.7	43.4%	$119.6	46.0%	$(23.9)	(20.0)%	(18.8)%
Europe	67.2	30.5	74.8	28.8	(7.6)	(10.2)	(14.2)
Asia	57.4	26.0	65.2	25.1	(7.8)	(12.0)	(11.8)
Corporate	0.1	0.1	0.4	0.1	(0.3)	(75.0)	(75.0)
Total	$220.4	100.0%	$260.0	100.0%	$(39.6)	(15.2)%	(15.8)%
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended July 5, 2025		For the 13 Weeks Ended June 29, 2024
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$178.4	80.9%	$194.1	74.7%	$(15.7)	(8.1)%	(8.4)%
Smartwatches	1.4	0.6	8.4	3.2	(7.0)	(83.3)	(83.7)
Total watches	$179.8	81.5%	$202.5	77.9%	$(22.7)	(11.2)	(11.5)
Leathers	16.9	7.7	27.2	10.4	(10.3)	(37.9)	(38.6)
Jewelry	19.4	8.8	24.2	9.3	(4.8)	(19.8)	(22.3)
Other	4.3	2.0	6.1	2.4	(1.8)	(29.5)	(31.1)
Total	$220.4	100.0%	$260.0	100.0%	$(39.6)	(15.2)%	(15.8)%
In the Second Quarter, the translation of foreign-based net sales into U.S. dollars increased net sales by $1.5 million, with favorable impacts of $3.0 million in Europe partially offset by unfavorable impacts of $1.4 million and $0.1 million in our Americas and Asia segments, respectively, as compared to the Prior Year Quarter.
Stores. The following table sets forth the number of stores on the dates indicated below:

	June 29, 2024	Opened	Closed	July 5, 2025
Americas	120	0	19	101
Europe	69	0	17	52
Asia	69	3	11	61
Total stores	258	3	47	214

Americas Net Sales. Americas net sales decreased $23.9 million, or 20.0% (18.8% in constant currency), during the Second Quarter in comparison to the Prior Year Quarter. Sales decreases were largely in the FOSSIL brand. Sales decreased in wholesale, stores and e-commerce channels. Comparable retail sales decreased sharply during the Second Quarter.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Americas segment (dollars in millions):

	For the 13 Weeks Ended July 5, 2025		For the 13 Weeks Ended June 29, 2024
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$77.2	80.7%	$87.9	73.5%	$(10.7)	(12.2)%	(10.7)%
Smartwatches	1.7	1.8	5.5	4.6	(3.8)	(69.1)	(69.1)
Total watches	$78.9	82.5%	$93.4	78.1%	$(14.5)	(15.5)	(14.1)
Leathers	10.7	11.2	18.2	15.2	(7.5)	(41.2)	(40.7)
Jewelry	4.5	4.7	5.5	4.6	(1.0)	(18.2)	(18.2)
Other	1.6	1.6	2.5	2.1	(0.9)	(36.0)	(32.0)
Total	$95.7	100.0%	$119.6	100.0%	$(23.9)	(20.0)%	(18.8)%

Europe Net Sales. Europe net sales decreased $7.6 million, or 10.2% (14.2% in constant currency), during the Second Quarter in comparison to the Prior Year Quarter. Sales decreases were largely in the FOSSIL brand. Our sales decreased across much of the Eurozone and in all major channels. Comparable retail sales decreased sharply during the Second Quarter, with sales declines in our stores and owned e-commerce.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Europe segment (dollars in millions)

	For the 13 Weeks Ended July 5, 2025		For the 13 Weeks Ended June 29, 2024
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$52.6	78.3%	$55.6	74.3%	$(3.0)	(5.4)%	(9.5)%
Smartwatches	0.2	0.3	0.5	0.7	(0.3)	(60.0)	(80.0)
Total watches	$52.8	78.6%	$56.1	75.0%	$(3.3)	(5.9)	(10.2)
Leathers	2.1	3.1	3.7	4.9	(1.6)	(43.2)	(45.9)
Jewelry	10.4	15.5	12.2	16.3	(1.8)	(14.8)	(18.9)
Other	1.9	2.8	2.8	3.8	(0.9)	(32.1)	(35.7)
Total	$67.2	100.0%	$74.8	100.0%	$(7.6)	(10.2)%	(14.2)%

Asia Net Sales. Net sales in Asia decreased $7.8 million, or 12.0% (11.8% in constant currency), during the Second Quarter in comparison to the Prior Year Quarter. The sales decreases were largely driven by mainland China and partially offset by sales growth in India. The largest sales decreases were in the EMPORIO ARMANI brand. Sales decreased in wholesale, stores and e-commerce channels. Comparable retail sales decreased moderately during the Second Quarter.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Asia segment (dollars in millions):

	For the 13 Weeks Ended July 5, 2025		For the 13 Weeks Ended June 29, 2024
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$48.6	84.7%	$50.5	77.5%	$(1.9)	(3.8)%	(3.0)%
Smartwatches	(0.5)	(0.9)	2.3	3.5	(2.8)	(121.7)	(121.7)
Total watches	$48.1	83.8%	$52.8	81.0%	$(4.7)	(8.9)	(8.1)
Leathers	4.1	7.1	5.3	8.1	(1.2)	(22.6)	(24.5)
Jewelry	4.5	7.8	6.5	10.0	(2.0)	(30.8)	(32.3)
Other	0.7	1.3	0.6	0.9	0.1	16.7	—
Total	$57.4	100.0%	$65.2	100.0%	$(7.8)	(12.0)%	(11.8)%

Gross Profit. Gross profit of $126.7 million in the Second Quarter decreased 7.4% in comparison to $136.9 million in the Prior Year Quarter. Our gross profit margin rate increased to 57.5% in the Second Quarter compared to 52.6% in the Prior Year Quarter, reflecting improved product margins in our core categories as a result of sourcing benefits, exiting the smartwatch category, and reduced freight costs. Changes in foreign currencies resulted in a 10 basis point positive impact. These favorable impacts were partially offset by increased tariffs.
Operating Expenses. Total operating expenses in the Second Quarter decreased by 30.8% to $118.2 million, or 53.7% of net sales, in comparison to $170.9 million, or 65.7% of net sales, in the Prior Year Quarter. SG&A expenses were $110.9 million in the Second Quarter as compared to $153.6 million in the Prior Year Quarter. As a percentage of net sales, SG&A expenses decreased to 50.3% in the Second Quarter as compared to 59.1% in the Prior Year Quarter, primarily driven by cost reductions and efficiencies gained through our restructuring programs. Second Quarter SG&A expenses also benefited from an $11.0 million gain on the sale of a building. Restructuring expenses were $7.3 million in the Second Quarter, compared to $16.7 million in the Prior Year Quarter. The translation of foreign-denominated expenses during the Second Quarter increased operating expenses by $0.8 million.
Operating Income (loss). Operating income in the Second Quarter was $8.5 million as compared to an operating loss of $34.0 million in the Prior Year Quarter. As a percentage of net sales, operating margin was 3.9% in the Second Quarter compared to (13.1)% in the Prior Year Quarter. Operating margin rate in the Second Quarter included a favorable impact of 10 basis points due to changes in foreign currencies.
Operating income (loss) by segment was as follows (dollars in millions):

	For the 13 Weeks Ended July 5, 2025	For the 13 Weeks Ended June 29, 2024	Change		Operating Margin %
			Dollars	Percentage	2025	2024
Americas	$18.9	$14.6	$4.3	29.5%	19.8%	12.2%
Europe	$23.4	10.0	13.4	134.0	34.9	13.3
Asia	14.7	6.0	8.7	145.0	25.6	9.2
Corporate	(48.5)	(64.6)	16.1	24.9
Total operating income (loss)	$8.5	$(34.0)	$42.5	(125.0)%	3.9%	(13.1)%
Interest Expense. Interest expense was $4.3 million in the Second Quarter compared to $4.1 million the Prior Year Quarter.
Other Income (Expense)-Net. During the Second Quarter, other income (expense)-net was expense of $38,000 in comparison to income of $1.5 million in the Prior Year Quarter, reflecting decreased interest income and net currency losses in the Second Quarter as compared to net currency gains in the Prior Year Quarter.
    Provision for Income Taxes. Income tax expense for the Second Quarter was $6.2 million, resulting in an effective income tax rate of 150.9%. For the Prior Year Quarter, income tax expense was $2.2 million, resulting in an effective income tax rate of (6.0)%. The effective tax rate in the Second Quarter was unfavorable as compared to the Prior Year Quarter due to income tax accrued on certain foreign income, and no tax benefit accrued on the U.S. tax losses and certain foreign tax losses, due to the uncertainty of whether they can be used in the future.

Net Income (Loss) Attributable to Fossil Group, Inc. Second Quarter net income (loss) attributable to Fossil Group, Inc. was a net loss of $2.3 million, or $0.04 per diluted share, in comparison to a net loss of $38.8 million, or $0.73 per diluted share, in the Prior Year Quarter. The translation of foreign currencies did not significantly impact diluted loss per share in the Second Quarter.

Adjusted Net Income (Loss). Adjusted net income (loss) for the Second Quarter was a net loss of $5.6 million with adjusted loss per diluted share of $0.10 compared to adjusted net loss of $25.1 million with adjusted loss per diluted share of $0.47 in the Prior Year Quarter.

Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 13 Weeks Ended July 5, 2025		For the 13 Weeks Ended June 29, 2024
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$4.1	1.9%	$(36.6)	(14.1)%
Plus:
Interest expense	4.3		4.1
Amortization and depreciation	3.0		3.9
Other long-lived asset impairments	—		0.6
Other non-cash charges	(0.5)		0.1
Stock-based compensation	0.6		0.6
Restructuring expense	7.3		16.7
Less:
Gains on asset divestitures	11.5		—
Interest income	0.3		1.1
Adjusted EBITDA	$7.0	3.2%	$(11.7)	(4.5)%

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

	For the 13 Weeks Ended July 5, 2025
($ in millions, except per share data):	As Reported	Restructuring Expenses	Gains on Asset Divestitures(1)	As Adjusted	Impact of Foreign Currency Exchange Rates	As Adjusted Constant Currency
Operating income (loss)	$8.5	$7.3	$(11.5)	$4.3	$(0.5)	$3.8
Operating margin (% of net sales)	3.9%			2.0%		1.7%
Interest expense	$(4.3)	$—	$—	$(4.3)
Other income (expense) - net	—	—	—	—
Income (loss) before income taxes	4.1	7.3	(11.5)	(0.1)
Provision (benefit) for income taxes	6.2	1.5	(2.4)	5.3
Less: net income attributable to noncontrolling interest	(0.2)	—	—	(0.2)
Net income (loss) attributable to Fossil Group, Inc.	$(2.3)	$5.8	$(9.1)	$(5.6)
Diluted earnings (loss) per share	$(0.04)	$0.11	$(0.17)	$(0.10)

(1) Includes the gains on sale of our European distribution center and equipment from a Swiss manufacturing facility

	For the 13 Weeks Ended June 29, 2024
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted	Impact of Foreign Currency Exchange Rates	As Adjusted Constant Currency
Operating income (loss)	$(34.0)	$0.6	$16.7	$(16.7)	$(0.3)	$(17.0)
Operating margin (% of net sales)	(13.1)%			(6.4)%		(6.5)%
Interest expense	$(4.1)	$—	$—	$(4.1)
Other income (expense) - net	1.5	—	—	1.5
Income (loss) before income taxes	(36.6)	0.6	16.7	(19.3)
Provision for income taxes	2.2	0.1	3.5	5.8
Less: Net income attributable to noncontrolling interest	0.1	—	—	0.1
Net income (loss) attributable to Fossil Group, Inc.	$(38.8)	$0.5	$13.2	$(25.1)
Diluted earnings (loss) per share	$(0.73)	$0.01	$0.25	$(0.47)

Fiscal Year To Date Periods Ended July 5, 2025 and June 29, 2024
Consolidated Net Sales. Net sales decreased $61.2 million or 11.9% (11.1% in constant currency) for the Year To Date Period as compared to the Prior Year YTD Period with most of the sales declines in our owned e-commerce and store channels. Global comparable retail sales decreased 22.3% on a 27-week calendar basis due to sales decreases in our retail stores and owned e-commerce websites. Declines in smartwatch sales and our store rationalization initiatives comprised approximately 540 basis points of the sales decline in the Year To Date Period compared to the Prior Year YTD Period. Sales were favorably impacted 320 basis points as a result of the Year To Date Period including 27 weeks as compared to 26 weeks in the Prior Year YTD Period. From a brand perspective, sales decreased primarily in FOSSIL and EMPORIO ARMANI.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 27 Weeks Ended July 5, 2025		For the 26 Weeks Ended June 29, 2024		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$193.5	42.6%	$229.6	44.6%	$(36.1)	(15.7)%	(14.0)%
Europe	144.5	31.8	153.6	29.8	(9.1)	(5.9)	(6.8)
Asia	114.8	25.3	130.7	25.4	(15.9)	(12.2)	(11.1)
Corporate	0.9	0.3	1.0	0.2	(0.1)	(10.0)	(10.0)
Total	$453.7	100.0%	$514.9	100.0%	$(61.2)	(11.9)%	(11.1)%

Net sales information by product category is summarized as follows (dollars in millions):

	For the 27 Weeks Ended July 5, 2025		For the 26 Weeks Ended June 29, 2024		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$363.1	80.0%	$380.6	73.9%	$(17.5)	(4.6)%	(3.5)%
Smartwatches	5.4	1.2	17.3	3.4	(11.9)	(68.5)	(68.4)
Total watches	$368.5	81.2%	$397.9	77.3%	$(29.4)	(7.4)	(6.3)
Leathers	34.1	7.5	54.7	10.6	(20.6)	(37.7)	(37.8)
Jewelry	41.7	9.2	50.5	9.8	(8.8)	(17.4)	(17.6)
Other	9.4	2.1	11.8	2.3	(2.4)	(19.7)	(19.7)
Total	$453.7	100.0%	$514.9	100.0%	$(61.2)	(11.9)%	(11.1)%
In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by $4.2 million, including unfavorable impacts of $4.0 million and $1.5 million in our Americas and Asia segments, respectively, partially offset by a favorable impact of $1.3 million in our Europe segment, compared to the Prior Year YTD Period.
Americas Net Sales. Americas net sales decreased $36.1 million, or 15.7% (14.0% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. The sales declines were primarily in the FOSSIL brand. Sales declined in all major channels. Comparable retail sales decreased sharply during the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Americas segment (dollars in millions):

	For the 27 Weeks Ended July 5, 2025		For the 26 Weeks Ended June 29, 2024		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$155.2	80.2%	$166.7	72.6%	$(11.5)	(6.9)%	(4.7)%
Smartwatches	4.7	2.4	10.7	4.7	(6.0)	(56.1)	(56.1)
Total watches	$159.9	82.6%	$177.4	77.3%	$(17.5)	(9.9)	(7.7)
Leathers	20.5	10.6	35.7	15.5	(15.2)	(42.6)	(42.0)
Jewelry	9.8	5.1	12.1	5.3	(2.3)	(19.0)	(19.8)
Other	3.3	1.7	4.4	1.9	(1.1)	(25.0)	(22.2)
Total	$193.5	100.0%	$229.6	100.0%	$(36.1)	(15.7)%	(14.0)%

Europe Net Sales. Europe net sales decreased $9.1 million, or 5.9% (6.8% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. Sales decreased across the Eurozone, with the largest declines in the FOSSIL brand. Sales increases in our wholesale channel were more than offset by declines in e-commerce and store channels. Comparable retail sales in the region decreased sharply during the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Europe segment (dollars in millions):

	For the 27 Weeks Ended July 5, 2025		For the 26 Weeks Ended June 29, 2024		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$112.8	78.1%	$112.8	73.4%	$—	—%	(0.9)%
Smartwatches	1.0	0.7	2.1	1.4	(1.1)	(52.4)	(52.4)
Total watches	$113.8	78.8%	$114.9	74.8%	$(1.1)	(1.0)	(1.8)
Leathers	4.3	3.0	8.1	5.3	(3.8)	(46.9)	(46.9)
Jewelry	22.6	15.6	25.7	16.7	(3.1)	(12.1)	(12.5)
Other	3.8	2.6	4.9	3.2	(1.1)	(22.4)	(26.5)
Total	$144.5	100.0%	$153.6	100.0%	$(9.1)	(5.9)%	(6.8)%

Asia Net Sales. Asia net sales decreased $15.9 million, or 12.2% (11.1% in constant currency), during the Year To Date Period in comparison to the Prior Year YTD Period. Net Sales declined across all channels. Sales growth in India was more than offset by declines in mainland China and the rest of Asia. Sales declines were predominantly in the EMPORIO ARMANI brand. Comparable retail sales declined moderately for the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Asia segment (dollars in millions):

	For the 27 Weeks Ended July 5, 2025		For the 26 Weeks Ended June 29, 2024		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$95.1	82.8%	$101.2	77.4%	$(6.1)	(6.0)%	(4.4)%
Smartwatches	(0.2)	(0.2)	4.5	3.5	(4.7)	(104.4)	(104.4)
Total watches	$94.9	82.6%	$105.7	80.9%	$(10.8)	(10.2)	(8.7)
Leathers	9.3	8.1	10.9	8.3	(1.6)	(14.7)	(16.5)
Jewelry	9.2	8.0	12.6	9.6	(3.4)	(27.0)	(26.2)
Other	1.4	1.3	1.5	1.2	(0.1)	(6.7)	(13.3)
Total	$114.8	100.0%	$130.7	100.0%	$(15.9)	(12.2)%	(11.1)%

Gross Profit. Gross profit of $269.7 million in the Year To Date Period decreased $0.6 million, or 0.2%, in comparison to $270.3 million in the Prior Year YTD Period. Gross profit margin rate increased to 59.5% in the Year To Date Period compared to 52.5% in the Prior Year YTD Period. Our gross profit margin rate increase primarily reflects improved product margins in our core categories as a result of sourcing benefits, exiting the smartwatch category, and reduced freight costs. Changes in foreign currencies resulted in a 20 basis point positive impact.
Operating Expenses. For the Year To Date Period, total operating expenses decreased to $268.0 million compared to $333.6 million in the Prior Year YTD Period. SG&A expenses were $244.8 million in the Year To Date Period in comparison to $305.9 million in the Prior Year YTD Period. As a percentage of net sales, SG&A expenses decreased to 54.0% in the Year To Date Period as compared to 59.4% in the Prior Year YTD Period, primarily driven by cost reductions and efficiencies gained through our restructuring programs. The Year To Date Period SG&A expenses also benefited from an $11.0 million gain on the sale of a building during the Second Quarter. During the Year To Date Period, we incurred restructuring costs of $23.1 million in comparison to restructuring costs of $26.7 million in the Prior Year YTD Period. We incurred other long-lived asset impairment charges of $0.1 million in the Year To Date Period compared to charges of $1.0 million in the Prior Year YTD Period. The translation of foreign-denominated expenses during the Year To Date Period decreased operating expenses by $1.1 million when compared to the Prior Year YTD Period, as a result of the stronger U.S. dollar.
Operating Income (Loss). Operating income (loss) was income of $1.7 million in the Year To Date Period as compared to a loss of $63.2 million in the Prior Year YTD Period. As a percentage of net sales, operating margin was 0.4% in the Year To Date Period as compared to (12.3)% in the Prior Year YTD Period. Operating income margin in the Year To Date Period was negatively impacted by approximately 20 basis points due to changes in foreign currencies.
Operating income (loss) by segment was as follows (dollars in millions):

	For the 27 Weeks Ended July 5, 2025	For the 26 Weeks Ended June 29, 2024	Change		Operating Margin %
			Dollars	Percentage	2025	2024
Americas	$43.2	$23.4	$19.8	84.6%	22.3%	10.1%
Europe	40.2	17.4	22.8	131.0	27.8	11.3
Asia	30.0	11.8	18.2	154.2	26.1	9.0
Corporate	(111.7)	(115.8)	4.1	3.5
Total operating income (loss)	$1.7	$(63.2)	$64.9	102.7%	0.4%	(12.3)%

Interest Expense. Interest expense was $8.8 million during the Year To Date Period compared to the $9.2 million in the Prior Year YTD Period.
Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net was expense of $3.3 million in comparison to income of $5.3 million in the Prior Year YTD Period. The change in other income (expense)-net was primarily due to net currency losses in the Year To Date Period compared to net currency gains in the Prior Year YTD Period.
Provision for Income Taxes. Income tax expense for the Year To Date Period was $9.6 million, resulting in an effective income tax rate of (92.7)%. The Prior Year YTD Period income tax benefit was $(3.9) million, resulting in an effective tax rate of 5.8%. The Year to Date Period effective tax rate was unfavorable to the Prior Year YTD Period due to income tax accrued on certain foreign income and no tax benefit accrued on the U.S. tax losses and certain foreign tax losses, due to the uncertainty of whether they can be used in the future.

Net Income (Loss) Attributable to Fossil Group, Inc. For the Year To Date Period, net loss was $19.9 million, or $0.37 per diluted share, in comparison to a loss of $63.1 million, or $1.20 per diluted share, in the Prior Year YTD Period. Diluted loss per share in the Year To Date Period, as compared to the Prior Year YTD Period, was negatively impacted by $0.02 per diluted share due to the impact of currency.

Adjusted Net Income (Loss). Adjusted net loss for the Year To Date Period was $10.7 million with adjusted loss per diluted share of $0.20 compared to adjusted net loss of $41.4 million with adjusted loss per diluted share of $0.78 in the Prior Year YTD Period.

Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 27 Weeks Ended July 5, 2025		For the 26 Weeks Ended June 29, 2024
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(10.4)	(2.3)%	$(67.1)	(13.0)%
Plus:
Interest expense	8.8		9.2
Amortization and depreciation	6.4		8.4
Other long-lived asset impairments	0.1		1.0
Other non-cash charges	(0.3)		0.2
Stock-based compensation	1.2		1.6
Restructuring expense	23.1		26.7
Restructuring cost of sales	—		(0.2)
Less:
Gains on asset divestiture	11.5		—
Interest income	1.2		2.2
Adjusted EBITDA	$16.2	3.6%	$(22.4)	(4.4)%

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

	For the 27 Weeks Ended July 5, 2025
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	Gains on Asset Divestitures(1)	As Adjusted	Impact of Foreign Currency Exchange Rates	As Adjusted Constant Currency
Operating income (loss)	$1.7	$0.1	$23.1	$(11.5)	$13.4	$0.7	$14.1
Operating margin (% of net sales)	0.4%				3.0%		3.1%
Interest expense	$(8.8)	$—	$—	$—	$(8.8)
Other income (expense) - net	(3.3)	—	—	—	(3.3)
Income (loss) before income taxes	(10.4)	0.1	23.1	(11.5)	1.3
Provision for income taxes	9.6	—	4.9	(2.4)	12.1
Less: net income attributable to noncontrolling interest	0.1	—	—	—	0.1
Net income (loss) attributable to Fossil Group, Inc.	$(19.9)	$0.1	$18.2	$(9.1)	$(10.7)
Diluted earnings (loss) per share	$(0.37)	$—	$0.34	$(0.17)	$(0.20)

(1) Includes the gains on sale of our European distribution center and equipment from a Swiss manufacturing facility

	For the 26 Weeks Ended June 29, 2024
($ in millions, except per share data):	As Reported	Restructuring Cost of Sales	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted	Impact of Foreign Currency Exchange Rates	As Adjusted Constant Currency
Operating income (loss)	$(63.2)	$(0.2)	$1.0	$26.7	$(35.7)	$(0.9)	$(36.6)
Operating margin (% of net sales)	(12.3)%				(6.9)%		(7.1)%
Interest expense	$(9.2)	$—	$—	$—	$(9.2)
Other income (expense) - net	5.3	—	—	—	5.3
Income (loss) before income taxes	(67.1)	(0.2)	1.0	26.7	(39.6)
Provision for income taxes	(3.9)	—	0.2	5.6	1.9
Less: Net income attributable to noncontrolling interest	0.1	—	—	—	0.1
Net income (loss) attributable to Fossil Group, Inc.	$(63.1)	$(0.2)	$0.8	$21.1	$(41.4)
Diluted earnings (loss) per share	$(1.20)	$—	$0.02	$0.40	$(0.78)

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the Second Quarter was $109.9 million, including $104.6 million held by foreign subsidiaries, in comparison to cash and cash equivalents of $104.9 million at the end of the Prior Year Quarter and $123.6 million at the end of fiscal year 2024. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges and capital expenditures.
At the end of the Second Quarter, we had net working capital of $223.8 million compared to net working capital of $262.7 million at the end of the Prior Year Quarter. At the end of the Second Quarter, we had $13.4 million of short-term borrowings and $165.6 million in long-term debt including unamortized issuance costs compared to $2.6 million of short-term borrowings and $156.5 million in long-term debt including unamortized issuance costs at the end of the Prior Year Quarter.
Operating Activities. Cash from operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities was $50.9 million in the Year To Date Period as compared to cash provided by operating activities of $39.0 million from the Prior Year YTD Period, primarily due to the receipt of $57.3 million of U.S. tax refunds in the Prior Year YTD Period.
Investing Activities. Investing cash flows increased $24.0 million in the Year To Date Period compared to the Prior Year YTD Period, primarily related to the sale of our European distribution center in the Second Quarter.
Financing Activities. Financing cash flows primarily consist of borrowings and repayments of debt. The $58.2 million increase in financing cash flows year-over-year was primarily due to net borrowings during the Year To Date Period compared to net payments in the Prior Year YTD Period under the Revolving Facility.
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
The following table shows our sources of liquidity (in millions):

	July 5, 2025	June 29, 2024
Cash and cash equivalents	$109.9	$104.9
Revolver availability(1)	0.7	50.8
Total liquidity	$110.6	$155.7
(1) On August 13, 2025, we entered into a New Revolving Credit Facility (as defined below)

As of August 13, 2025, we had $31.1 million of available borrowing capacity under our New Revolving Credit Facility.
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
ABL Credit Agreement: On August 13, 2025, the Company and certain of its subsidiaries identified therein as guarantors entered into the ABL Credit Agreement with the Lenders, the Administrative Agent and the Company as a borrower to refinance the Revolving Credit Facility. Pursuant to the ABL Credit Agreement, the Lenders have provided new financing commitments to the Company under a new senior secured asset-based revolving credit facility (the “New Revolving Credit Facility”) in an aggregate principal amount of $150 million.
Borrowings under the New Revolving Credit Facility will bear interest at a rate of 5.00% for term SOFR borrowings and 4.00% for base rate borrowings, payable monthly in arrears. The Lenders will receive an upfront commitment fee equal to 2.00% of the aggregate commitments under the New Revolving Credit Facility. The Company’s obligations under the New Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries, and those obligations and the guarantees are secured by substantially all of the assets of the Company and certain of its subsidiaries. The ABL Credit Agreement includes customary representations and warranties, covenants applicable to the Company and events of default. If an event of default under the ABL Credit Agreement occurs, the Lenders may, among other things, declare the outstanding obligations under the ABL Credit Agreement to be immediately due and payable.
The New Revolving Credit Facility has a maturity date of August 13, 2030, subject to a springing maturity date if on the date that is the 91st day prior to its scheduled maturity any material indebtedness as defined in the ABL Credit Agreement is outstanding.

As of August 13, 2025, we had $15.0 million borrowed under the New Revolving Credit Facility and $31.1 million of available borrowing capacity.
Year To Date 2025 Activity: We had net borrowings of $2.1 million under the Revolving Facility during the Year To Date Period at an average interest rate of 6.7%. As of July 5, 2025, we had $150.0 million outstanding under the Notes and $18.0 million outstanding under the Revolving Facility. We also had unamortized debt issuance costs of $2.4 million recorded in long-term debt and $1.8 million recorded in intangible and other assets-net on the condensed consolidated balance sheets. In addition, we had $5.4 million of outstanding standby letters of credit as of July 5, 2025. Amounts available under the Revolving Facility are reduced by any amounts outstanding under standby letters of credit. As of July 5, 2025, we had available borrowing capacity of $0.7 million under the Revolving Facility. At July 5, 2025, we were in compliance with all debt covenants related to our credit facilities. In May 2025, the ABL Agent imposed an additional $5.0 million restructuring reserve that reduced the amount we were able to borrow under the Revolving Facility.
During the Year To Date Period and in fiscal year 2024, Fossil India Private Ltd. entered into receivables buyout facilities that are used for working capital purposes (the "Fossil India facilities"). Indian Rupee borrowings, in U.S. dollars, under the Fossil India facilities were approximately $12.8 million as of July 5, 2025.
Transaction Support Agreement: On August 13, 2025, the Company Fossil (UK) Global Services Ltd. (“Fossil UK”), and certain direct and indirect subsidiaries of the Company identified therein (collectively, the “Company Parties") entered into a Transaction Support Agreement ("The Transaction Support Agreement") with certain holders (the "Consenting Noteholders") representing ownership of approximately 59% of the aggregate principal of the Company’s 7.00% senior notes due 2026 (the “Notes”).
The Transaction Support Agreement contains certain covenants on the part of each of the parties thereto, including covenants that the Consenting Noteholders participate in, consent to, vote in favor of, and otherwise support, as applicable:
•A new money financing of up to $32.5 million aggregate principal amount of 9.500% First-Out Senior Secured Notes due 2029 (the “First-Out Notes”) to be offered to (i) the Consenting Noteholders on a private placement basis and (ii) to holders of Notes (“Noteholders”) (other than the Consenting Noteholders) pursuant to an SEC-registered offering (together, the “New Money Financing”), in each case pro rata (based on the face amount of their respective Notes in comparison to the total aggregate principal amount of all Notes. Noteholders that participate in the New Money Financing for their full pro rata portion of the New Money Financing will also receive Common Stock of the Company equal to 5.0% of their respective funded portion of the New Money Financing, with the value of the Common Stock to be determined based on the average of the Daily VWAPs for the 30 consecutive Trading Days (each as defined in the Transaction Support Agreement) immediately prior to the date of the Transaction Support Agreement.
•An out-of-court private exchange of Notes pursuant to which the Consenting Noteholders will exchange Notes for First-Out Notes at 100% of the face amount of Notes plus accrued and unpaid interest and their portion of the New Warrants (as defined below) as described below (the “Private Exchange”).
•SEC-registered offerings in which the Company will offer to all Noteholders (other than the Consenting Noteholders) the opportunity (i) to participate for their pro rata portion of the New Money Financing (based on the face amount of their respective Notes in comparison to the total aggregate principal amount of all Notes) and to receive their New Stock Investment, and (ii) to tender Notes in exchange for (A) if such Noteholder funds the full amount of its pro rata portion of the New Money Financing, First-Out Notes, and (B) if such Noteholder does not fund the full amount of its pro rata portion of the New Money Financing, 7.500% Second-Out Notes due 2029 (the “Second-Out Notes”), in each case, at 100% of the face amount of its Notes plus accrued and unpaid interest in the case of such exchange, together with, in each case, their portion of the New Warrants as described below (the “Public Exchange,” together with the Private Exchange, the “Exchange Transaction”).
•The issuance of warrants (the “New Warrants”) to purchase 3,000,000 shares of Common Stock or prefunded warrants, pro rata (based on amount of Notes exchanged into First-Out Notes or Second-Out Notes, irrespective of participation in the New Money Financing) to all Noteholders that exchange their Notes in the Exchange Transaction. The New Warrants will have an exercise price of $0.50 per share and a term of 30 days.
•The purchase by certain Consenting Noteholders (the “Backstop Providers”) of an amount of First-Out Notes equal to the amount of unpurchased First-Out Notes in the New Money Financing by Noteholders other than the Consenting Noteholders (the “Backstop Commitment”). As consideration for the Backstop Commitment, the Company will pay the Backstop Providers a backstop premium in the form of additional First-Out Notes.
•To consent to and support a consent solicitation in connection with the Public Exchange (the “Consent Solicitation”) pursuant to which the Company will solicit consents from Noteholders to enter into a supplemental indenture to the Indenture to (i) in the event the Out-of-Court Threshold (as defined in the Transaction Support Agreement) is met, remove certain covenants and events of default under the Notes, as well as to subordinate the Notes in right of payment to the First-Out Notes, the Second-Out Notes and the ABL Credit Agreement to the fullest extent permitted by Section

316(b) of the Trust Indenture Act of 1939, as amended (the “Trust Indenture Act”), and the Indenture, as amended; or (ii) in the event the Out-of-Court Threshold is not met and is not waived, amend the Indenture to enable implementation of the restructuring of the Company’s Notes through a proceeding pursuant to the Companies Act 2006 of England and Wales. Noteholders that so consent (including the Consenting Noteholders who have agreed to consent through the Transaction Support Agreement) will receive an aggregate amount of $1.0 million, pro rata (based on amount of Notes consented to by each such Noteholder), payable in First-Out Notes or Second Out Notes, depending on the form of new notes such Noteholder is receiving in exchange for their Notes.
The Transaction Support Agreement contemplates that, if Noteholders of less than 90% (subject to modification or waiver in accordance with the Transaction Support Agreement) of the outstanding principal amount of the Company’s Notes become party to the Transaction Support Agreement or validly tender their Notes in the Exchange Transaction, the restructuring of the Company’s Notes will be implemented through a proceeding initiated in the English Court by Fossil UK pursuant to the Companies Act 2006 of England and Wales.
The Transaction Support Agreement also contains certain customary representations, warranties and other agreements by the parties thereto, and contemplates that the Company Parties and Consenting Noteholders enter into a Mutual Release Agreement, providing for customary mutual releases of claims among the parties thereto.

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

Forward-Looking Statements
The statements contained in this Quarterly Report on Form10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, liquidity, business, Turnaround Plan, strategic review, financing plans the success and completion of the transactions contemplated by the Transaction Support Agreement and known or anticipated trends found in this "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words "may," "believes," "will," "should," "seek," "forecast," "outlook," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "predict," "potential," "plan," "expect" or the negative or plural of these words or similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: risks related to the success of our restructuring and turnaround plans; risks related to strengthening our balance sheet and liquidity and improving working capital; risks related to the inability to complete and recognize the anticipated benefits of the transactions contemplated by the
Transaction Support Agreement; risks related to unexpected costs related to the transactions contemplated by the Transaction
Support Agreement; risks related to our planned non-core asset sales; increased political uncertainty; the effect of worldwide economic conditions, including recessionary risks; the effect of pandemics; the impact of any activist shareholders; the failure to meet the continued listing requirements of Nasdaq; significant changes in consumer spending patterns or preferences; interruptions or delays in the supply of key components or products; acts of war or acts of terrorism; loss of key facilities; a data security or privacy breach or information systems disruptions; changes in foreign currency valuations in relation to the U.S. dollar; lower levels of consumer spending resulting from inflation, a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines; changes in the mix of product sales; the effects of vigorous competition in the markets in which we operate; compliance with debt covenants and other contractual provisions and meeting debt service obligations; risks related to the success of our business strategy; the termination or non-renewal of material licenses; risks related to foreign operations and manufacturing; changes in the costs of materials and labor; government regulation and tariffs; our ability to secure and protect trademarks and other intellectual property rights;

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
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our Disclosure Controls were effective as of July 5, 2025.
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

As of July 5, 2025, we had $181.4 million of outstanding indebtedness, not including $4.2 million of debt issuance costs, and we paid $23.8 million of interest during fiscal year 2024.
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

On August 13, 2025, we entered into the New Revolving Credit Facility, replacing our previous revolving credit facility. See “Part I.—Item 1. Financial Statements— Notes to Condensed Consolidated Financial Statements—17. Subsequent Events” and “Part I.—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—ABL Credit Agreement” for more details.
The maximum amount that we are permitted to borrow at any time under the New Revolving Facility is limited by a borrowing base that is recalculated monthly or, in some circumstances, more frequently. The borrowing base is a function of, among other things, our eligible accounts receivable, inventory and certain intellectual property. As a result, our access to credit under the New Revolving Facility fluctuates depending on the value of the borrowing base eligible assets as of any measurement date. Because our business is seasonal and generates higher net sales and accounts receivable in the third and fourth quarters, our borrowing base is also seasonal and is typically lower during our second and third quarters, which can adversely affect our liquidity during these quarters.
The New Revolving Facility provides the administrative agent considerable discretion to impose reserves and to determine that certain assets are not eligible for inclusion in our borrowing base, which could materially reduce the maximum amount that we are able to borrow at any one time under the New Revolving Facility. There can be no assurance that the administrative agent will not impose additional reserves or exclude other assets from our borrowing base. If they do so, such actions could materially reduce our availability under the New Revolving Facility, which could materially and adversely impact our liquidity and our ability to operate our business.
Financial Risks
We have a recent history of net losses and negative cash flow and may not achieve consistent profitability or positive cash flow in the future.
We have incurred substantial losses and negative cash flow in recent periods. During the six months ended July 5, 2025, fiscal years 2024 and 2023, we generated a net loss attributable to Fossil Group, Inc. of $19.9 million, $102.7 million, and $157.1 million, respectively. While our cash flow provided by operating activities was $46.7 million in fiscal year 2024, we used cash in operating activities of $50.9 million, $59.5 million and $110.9 million during the six months ended July 5, 2025, fiscal year 2023 and fiscal year 2022, respectively. We will need to generate and sustain increased net sales levels in future periods and reduce expenses in order to become profitable and generate consistent positive cash flow, and even if we do, we may not be able to maintain or increase our level of profitability and cash flow. If we cannot become profitable or generate positive cash flow, our business, results of operations and financial condition could be materially and adversely affected.
A significant portion of our cash, cash equivalents and investments are held by our foreign subsidiaries, which could negatively affect future liquidity needs.
As of July 5, 2025, $104.6 million, or approximately 95.2% of our cash and cash equivalents were held by our foreign subsidiaries. While we intend to use some of the cash held outside the U.S. to fund our international operations, when we encounter a significant need for liquidity in the U.S. or other locations that we cannot fulfill through other internal or external sources, our liquidity requirements could necessitate transfers of existing cash balances between our subsidiaries or to the U.S.. Some of our subsidiaries are located in jurisdictions that require foreign government approval before a cash repatriation can occur. If we are unable to transfer existing cash balances in such a situation, our business, results of operations and financial condition could be materially and adversely affected.
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

We continue to monitor tariff developments that pose potential risks. In this fast-paced international trade environment, we also monitor developments for any negotiated resolutions to offset some of the tariff exposure. While certain trade deals have been publicly announced, little information has been released about the scope of the agreements, limiting the possibility of a full assessment of their impact on our operations at this time.

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

The ongoing U.S. tariffs or other actions against China and any responses by China, and a continued failure to implement a lasting agreement to more permanently lower tariff rates, could impair our ability to meet customer demand and could result in lost sales or an increase in our cost of merchandise. Additionally, the U.S. Trade Representative has also announced the imposition, starting in October 2025, of additional fees on Chinese vessels, and Chinese vessel owners/operators, that serve U.S. ports. These trade policies may have a material adverse impact on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares of common stock repurchased under our repurchase program during the Second Quarter.

Item 5. Other Information
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended July 5, 2025.

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

FOSSIL GROUP, INC.

August 14, 2025	/S/ RANDY GREBEN
Randy Greben
Chief Financial Officer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)