Form 10-Q
period 2025-10-04
Fossil Group, Inc.
filed 2025-11-13
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 4, 2025

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

The number of shares of the registrant’s common stock outstanding as of November 4, 2025: 54,640,589

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 4, 2025

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	October 4, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$79,216	$123,598
Accounts receivable - net of allowances for doubtful accounts of $14,596 and $14,656, respectively	162,476	162,164
Inventories	166,849	178,576
Prepaid expenses and other current assets	62,551	90,177
Total current assets	471,092	554,515
Property, plant and equipment - net of accumulated depreciation of $327,997 and $339,050, respectively	35,850	41,568
Operating lease right-of-use assets	122,533	121,389
Intangible and other assets-net	71,552	46,095
Total long-term assets	229,935	209,052
Total assets	$701,027	$763,567
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$133,824	$157,636
Short-term debt	6,985	2,170
Accrued expenses:
Current operating lease liabilities	36,022	37,327
Compensation	41,671	43,426
Royalties	18,971	16,893
Customer liabilities	24,720	29,830
Transaction taxes	4,668	11,315
Other	18,610	20,208
Income taxes payable	17,346	7,765
Total current liabilities	302,817	326,570
Long-term income taxes payable	5,144	5,423
Deferred income tax liabilities	1,144	1,033
Long-term debt	169,064	162,674
Long-term operating lease liabilities	108,645	113,658
Other long-term liabilities	18,135	17,485
Total long-term liabilities	302,132	300,273
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 53,847 and 53,254 shares issued and outstanding at October 4, 2025 and December 28, 2024, respectively	538	533
Treasury stock, at cost, 2,500 shares at October 4, 2025	(4,525)	—
Additional paid-in capital	321,223	315,042
Retained (deficit) earnings	(144,007)	(84,268)
Accumulated other comprehensive income (loss)	(60,623)	(82,604)
Total Fossil Group, Inc. stockholders’ equity	112,606	148,703
Noncontrolling interests	(16,528)	(11,979)
Total stockholders’ equity	96,078	136,724
Total liabilities and stockholders’ equity	$701,027	$763,567

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended October 4, 2025	For the 13 Weeks Ended September 28, 2024	For the 40 Weeks Ended October 4, 2025	For the 39 Weeks Ended September 28, 2024
Net sales	$270,201	$287,819	$723,882	$802,693
Cost of sales	137,775	145,587	321,734	390,119
Gross profit	132,426	142,232	402,148	412,574
Operating expenses:
Selling, general and administrative expenses	146,830	160,858	391,615	466,733
Other long-lived asset impairments	487	985	567	1,935
Restructuring expenses	6,789	4,849	29,905	31,575
Total operating expenses	154,106	166,692	422,087	500,243
Operating income (loss)	(21,680)	(24,460)	(19,939)	(87,669)
Interest expense	4,171	4,922	12,959	14,116
Other income (expense) - net	(6,231)	3,617	(9,536)	8,955
Income (loss) before income taxes	(32,082)	(25,765)	(42,434)	(92,830)
Provision (benefit) for income taxes	7,956	6,165	17,555	2,257
Net income (loss)	(40,038)	(31,930)	(59,989)	(95,087)
Less: Net income (loss) attributable to noncontrolling interests	(169)	101	(250)	25
Net income (loss) attributable to Fossil Group, Inc.	$(39,869)	$(32,031)	$(59,739)	$(95,112)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$1,653	$7,065	$22,455	$2,948
Cash flow hedges - net change	—	(856)	(474)	(103)
Pension plan activity	—	—	—	(19)
Total other comprehensive income (loss)	1,653	6,209	21,981	2,826
Total comprehensive income (loss)	(38,385)	(25,721)	(38,008)	(92,261)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(169)	101	(250)	25
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(38,216)	$(25,822)	$(37,758)	$(92,286)
Earnings (loss) per share:
Basic	$(0.76)	$(0.60)	$(1.13)	$(1.80)
Diluted	$(0.76)	$(0.60)	$(1.13)	$(1.80)
Weighted average common shares outstanding:
Basic	52,363	53,171	53,089	52,863
Diluted	52,363	53,171	53,089	52,863

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended October 4, 2025
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, July 5, 2025	53,785	$538	$316,146	$—	$(104,138)	$(62,276)	$150,270	$(16,359)	$133,911
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	66	—	—	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(4,529)	—	—	(4,529)	—	(4,529)
Retirement of common stock	(4)	—	(4)	4	—	—	—	—	—
Issuance of pre-funded warrants	—	—	4,500	—	—	—	4,500	—	4,500
Stock-based compensation	—	—	581	—	—	—	581	—	581
Net income (loss)	—	—	—	—	(39,869)	—	(39,869)	(169)	(40,038)
Other comprehensive income (loss)	—	—	—	—	—	1,653	1,653	—	1,653
Balance, October 4, 2025	53,847	$538	$321,223	$(4,525)	$(144,007)	$(60,623)	$112,606	$(16,528)	$96,078

For the 13 Weeks Ended September 28, 2024
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, June 29, 2024	53,099	$531	$313,581	$—	$(44,678)	$(79,788)	$189,646	$(2,570)	$187,076
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	55	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	553	—	—	—	553	—	553
Net income (loss)	—	—	—	—	(32,031)	—	(32,031)	101	(31,930)
Other comprehensive income (loss)	—	—	—	—	—	6,209	6,209	—	6,209
Balance, September 28, 2024	53,154	$532	$314,133	$—	$(76,709)	$(73,579)	$164,377	$(2,469)	$161,908

For the 40 Weeks Ended October 4, 2025
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 28, 2024	53,254	$533	$315,042	$—	$(84,268)	$(82,604)	$148,703	$(11,979)	$136,724
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	733	7	(7)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(4,662)	—	—	(4,662)	—	(4,662)
Retirement of common stock	(140)	(2)	(135)	137	—	—	—	—	—
Issuance of pre-funded warrants	—	—	4,500	—	—	—	4,500	—	4,500
Stock-based compensation	—	—	1,823	—	—	—	1,823	—	1,823
Net income (loss)	—	—	—	—	(59,739)	—	(59,739)	(250)	(59,989)
Other comprehensive income (loss)	—	—	—	—	—	21,981	21,981		21,981
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(4,299)	(4,299)
Balance, October 4, 2025	53,847	$538	$321,223	$(4,525)	$(144,007)	$(60,623)	$112,606	$(16,528)	$96,078

For the 39 Weeks Ended September 28, 2024
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 30, 2023	52,487	$525	$311,709	$—	$18,403	$(76,405)	$254,232	$(2,494)	$251,738
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	792	8	(8)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(111)	—	—	(111)	—	(111)
Retirement of common stock	(125)	(1)	(110)	111	—	—	—	—	—
Stock-based compensation	—	—	2,542	—	—	—	2,542	—	2,542
Net income (loss)	—	—	—	—	(95,112)	—	(95,112)	25	(95,087)
Other comprehensive income (loss)	—	—	—	—	—	2,826	2,826	—	2,826
Balance, September 28, 2024	53,154	$532	$314,133	$—	$(76,709)	$(73,579)	$164,377	$(2,469)	$161,908

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 40 Weeks Ended October 4, 2025	For the 39 Weeks Ended September 28, 2024
Operating Activities:
Net income (loss)	$(59,989)	$(95,087)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	9,722	12,241
Non-cash lease expense	42,702	49,158
Stock-based compensation	1,774	2,178
Decrease in allowance for returns and markdowns	(5,626)	(6,932)
Net gain on disposal of assets	(12,521)	(4,182)
Property, plant and equipment and other long-lived asset impairment losses	567	1,935
Non-cash restructuring charges	72	501
Bad debt expense	941	5,518
Loss on extinguishment of debt	1,722	—
Other non-cash items	1,827	2,497
Changes in operating assets and liabilities:
Accounts receivable	6,859	8,248
Inventories	19,345	26,602
Prepaid expenses and other current assets	5,221	79,620
Accounts payable	(29,805)	13,279
Accrued expenses	(13,719)	(17,773)
Income taxes	8,923	(6,162)
Operating lease liabilities	(51,113)	(55,470)
Net cash (used in) provided by operating activities	(73,098)	16,171
Investing Activities:
Additions to property, plant and equipment	(1,431)	(4,724)
Decrease in intangible and other assets	1,838	1,048
Proceeds from the sale of property, plant and equipment	21,432	7,822
Net cash provided by investing activities	21,839	4,146
Financing Activities:
Acquisition of common stock	(162)	(111)
Distribution of noncontrolling interest earnings	(4,299)	—
Debt borrowings	98,950	69,708
Debt payments	(89,127)	(102,981)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	—	(422)
Debt issuance costs	(7,418)	—
Net cash used in financing activities	(2,056)	(33,806)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	12,482	2,643
Net decrease in cash, cash equivalents, and restricted cash	(40,833)	(10,846)
Cash, cash equivalents, and restricted cash:
Beginning of period	126,592	121,583
End of period	$85,759	$110,737

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The current fiscal year ending January 3, 2026 is a 53-week year, with the additional week being included in the quarter ended April 5, 2025. The information presented herein includes the thirteen-week period ended October 4, 2025 (“Third Quarter”) as compared to the thirteen-week period ended September 28, 2024 (“Prior Year Quarter”), and the forty week period ended October 4, 2025 ("Year To Date Period") as compared to the thirty-nine week period ended September 28, 2024 ("Prior Year YTD Period"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of October 4, 2025, and the results of operations for the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period. All adjustments are of a normal, recurring nature.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended October 4, 2025	For the 13 Weeks Ended September 28, 2024	For the 40 Weeks Ended October 4, 2025	For the 39 Weeks Ended September 28, 2024
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(39,869)	$(32,031)	$(59,739)	$(95,112)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	52,363	53,171	53,089	52,863
Basic EPS	$(0.76)	$(0.60)	$(1.13)	$(1.80)
Diluted EPS computation:
Diluted weighted average common shares outstanding	52,363	53,171	53,089	52,863
Diluted EPS	$(0.76)	$(0.60)	$(1.13)	$(1.80)

Weighted average shares issuable under stock-based awards and warrants that were not included in the diluted EPS calculation because they were antidilutive were approximately 5.3 million and 4.0 million at the end of the Third Quarter and Year To Date Period, respectively. The total antidilutive weighted average shares included 1.2 million and 0.8 million weighted average performance-based shares at the end of the Third Quarter and Year To Date Period, respectively. The total antidilutive weighted average shares included 1.4 million and 0.5 million weighted average shares issuable under pre-funded warrants at the end of the Third Quarter and Year To Date Period, respectively.
At the end of the Prior Year Quarter and Prior Year YTD Period, approximately 1.4 million and 1.6 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.1 million and 0.2 million weighted average performance-based shares at the end of the Prior Year Quarter and Prior Year YTD Period, respectively.
Cash, Cash Equivalents and Restricted Cash. Restricted cash included in intangible and other assets-net was comprised primarily of pledged collateral to secure bank guarantees for the purpose of obtaining retail space and restricted cash from receivables buyout facilities. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of October 4, 2025 and September 28, 2024 that are presented in the condensed consolidated statement of cash flows (in thousands):

	October 4, 2025	September 28, 2024
Cash and cash equivalents	$79,216	$106,308
Restricted cash included in prepaid expenses and other current assets	4,330	1,413
Restricted cash included in intangible and other assets-net	2,213	3,016
Cash, cash equivalents and restricted cash	$85,759	$110,737

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
2. REVENUE
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended October 4, 2025
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$91,281	$73,895	$57,028	$—	$222,204
Smartwatches	3,343	273	216	—	3,832
Total watches	$94,624	$74,168	$57,244	$—	$226,036
Leathers	9,547	1,591	3,956	—	15,094
Jewelry	3,975	13,825	7,257	—	25,057
Other	1,588	1,565	529	332	4,014
Consolidated	$109,734	$91,149	$68,986	$332	$270,201

Timing of revenue recognition
Revenue recognized at a point in time	$109,697	$91,084	$68,942	$332	$270,055
Revenue recognized over time	37	65	44	—	146
Consolidated	$109,734	$91,149	$68,986	$332	$270,201

	For the 13 Weeks Ended September 28, 2024
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$93,935	$74,162	$55,151	$—	$223,248
Smartwatches	3,997	(265)	236	—	3,968
Total watches	$97,932	$73,897	$55,387	$—	$227,216
Leathers	14,186	3,561	6,199	—	23,946
Jewelry	7,273	17,528	6,658	—	31,459
Other	1,942	2,067	734	455	5,198
Consolidated	$121,333	$97,053	$68,978	$455	$287,819

Timing of revenue recognition
Revenue recognized at a point in time	$121,243	$96,912	$68,861	$455	$287,471
Revenue recognized over time	90	141	117	—	348
Consolidated	$121,333	$97,053	$68,978	$455	$287,819

	For the 40 Weeks Ended October 4, 2025
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$246,459	$186,718	$152,103	$—	$585,280
Smartwatches	7,997	1,265	15	—	9,277
Total watches	$254,456	$187,983	$152,118	$—	$594,557
Leathers	30,015	5,927	13,279	—	49,221
Jewelry	13,783	36,452	16,473	—	66,708
Other	4,960	5,289	1,876	1,271	13,396
Consolidated	$303,214	$235,651	$183,746	$1,271	$723,882

Timing of revenue recognition
Revenue recognized at a point in time	$303,069	$235,424	$183,568	$1,271	$723,332
Revenue recognized over time	145	227	178	—	550
Consolidated	$303,214	$235,651	$183,746	$1,271	$723,882

	For the 39 Weeks Ended September 28, 2024
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$260,586	$186,918	$156,393	$—	$603,897
Smartwatches	14,677	1,834	4,726	—	21,237
Total watches	$275,263	$188,752	$161,119	$—	$625,134
Leathers	49,857	11,703	17,135	—	78,695
Jewelry	19,418	43,218	19,286	—	81,922
Other	6,397	6,952	2,173	1,420	16,942
Consolidated	$350,935	$250,625	$199,713	$1,420	$802,693

Timing of revenue recognition
Revenue recognized at a point in time	$350,637	$250,174	$199,370	$1,420	$801,601
Revenue recognized over time	298	451	343	—	1,092
Consolidated	$350,935	$250,625	$199,713	$1,420	$802,693

Contract Balances. As of October 4, 2025, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of $0.2 million and $0.7 million as of October 4, 2025 and December 28, 2024, respectively, primarily related to remaining performance obligations on wearable technology products and $1.7 million and $2.1 million as of October 4, 2025 and December 28, 2024, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	October 4, 2025	December 28, 2024
Components and parts	$9,036	$12,322
Finished goods	157,813	166,254
Inventories	$166,849	$178,576

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 40 Weeks Ended October 4, 2025	For the 39 Weeks Ended September 28, 2024
Beginning balance	$6,113	$10,122
Settlements in cash or kind	(3,006)	(3,795)
Warranties issued and adjustments to preexisting warranties (1)	1,740	382
Ending balance	$4,847	$6,709
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended October 4, 2025	For the 13 Weeks Ended September 28, 2024	For the 40 Weeks Ended October 4, 2025	For the 39 Weeks Ended September 28, 2024
Income tax (benefit) expense	$7,956	$6,165	$17,555	$2,257
Effective tax rate	(24.8)%	(23.9)%	(41.4)%	(2.4)%
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
As of October 4, 2025, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $6.6 million, all of which would favorably impact the effective tax rate in future periods, if recognized. The Company released corresponding uncertain tax positions of $1.0 million in the first quarter of 2025. It is reasonably expected that certain uncertain tax positions will be resolved within the next 12 month period, and if resolved favorably, it would impact the tax rate by a benefit of approximately $3.1 million, including interest.

The Company is also subject to examinations in various state and foreign jurisdictions for its 2013-2024 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of October 4, 2025, the Company has not recorded any new unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At October 4, 2025, the total amount of accrued income tax-related interest expense, net included in the condensed consolidated balance sheets was $1.5 million. There were no accrued tax-related penalties.
6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, ("Common Stock") authorized, with 53,847,092 and 53,253,974 shares issued and outstanding at October 4, 2025 and December 28, 2024, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at October 4, 2025 or December 28, 2024. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
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

Warrant Agreement. On August 13, 2025, the Company entered into a securities exchange agreement with certain institutional stockholders (the "Exchanging Stockholders”), pursuant to which the Company agreed to exchange an aggregate of 2,500,000 shares of the Company’s common stock, par value $0.01 per share (the "Surrendered Shares”), owned by the Exchanging Stockholders for pre-funded warrants (the "Exchange Warrants”) to purchase an aggregate of 2,500,000 shares of common stock with an exercise price of $0.01 per share. The Exchange Warrants will not expire prior to exercise. The Company also agreed to pay the Exchanging Stockholders an amount of $0.01 per share for the Surrendered Shares. The Exchange Warrants are exercisable at any time, except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions.
As of October 4, 2025, the Company had $15.5 million of repurchase authorizations remaining under its repurchase program. The following table reflects the Company’s common stock repurchase activity for the period indicated (in millions):

			For the 40 Weeks Ended October 4, 2025
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased
2010	$30.0	None	2.5	$4.5

7. EMPLOYEE BENEFIT PLANS
Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the Third Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at July 5, 2025	4,046	$1.13
Granted	20	1.62
Vested	(59)	1.24
Forfeited	(116)	0.99
Nonvested at October 4, 2025	3,891	$1.15

The total fair value of restricted stock units vested was $0.2 million during the Third Quarter. Vesting of performance restricted stock units is based on the Company's stock market performance.

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
Inducement Grants. On September 1, 2024, the Company's Board of Directors approved the grant of an employee inducement award consisting of 1,500,000 restricted stock units to the Company's new Chief Executive Officer. The restricted stock units vested 50% on October 15, 2025 with the balance to vest on October 15, 2026, subject to continuous employment with the Company through the vesting date.
During the Year To Date Period, the Company's Board of Directors approved the following grants of employee inducement awards: 150,000 shares of restricted stock units to the Company's new Chief Financial Officer, 129,581 shares of restricted stock units to the Company's new Chief Commercial Officer and 100,000 shares of restricted stock units to the Company's new Chief Digital Information Officer/General Manager EMEA. Each of these grants has a three-year vesting schedule, subject to the continuous employment with the Company by each new respective employee through each vesting date.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables disclose changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended October 4, 2025
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(67,882)	$1,338	$4,268	$(62,276)
Other comprehensive income (loss) before reclassifications	1,653	—	—	1,653
Amounts reclassed from accumulated other comprehensive income (loss)	—	—	—	—
Total other comprehensive income (loss)	1,653	—	—	1,653
Ending balance	$(66,229)	$1,338	$4,268	$(60,623)

	For the 13 Weeks Ended September 28, 2024
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(88,023)	$2,441	$5,794	$(79,788)
Other comprehensive income (loss) before reclassifications	7,065	(646)	—	6,419
Tax (expense) benefit	—	(2)	—	(2)
Amounts reclassed from accumulated other comprehensive income (loss)	—	192	—	192
Tax (expense) benefit	—	16	—	16
Total other comprehensive income (loss)	7,065	(856)	—	6,209
Ending balance	$(80,958)	$1,585	$5,794	$(73,579)

	For the 40 Weeks Ended October 4, 2025
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(88,684)	$1,812	$4,268	$(82,604)
Other comprehensive income (loss) before reclassifications	22,455	140	—	22,595
Amounts reclassed from accumulated other comprehensive income	—	614	—	614
Total other comprehensive income (loss)	22,455	(474)	—	21,981
Ending balance	$(66,229)	$1,338	$4,268	$(60,623)

	For the 39 Weeks Ended September 28, 2024
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(83,906)	$1,688	$5,813	$(76,405)
Other comprehensive income (loss) before reclassifications	2,948	404	(19)	3,333
Tax (expense) benefit	—	68	—	68
Amounts reclassed from accumulated other comprehensive income (loss)	—	424	—	424
Tax (expense) benefit	—	151	—	151
Total other comprehensive income (loss)	2,948	(103)	(19)	2,826
Ending balance	$(80,958)	$1,585	$5,794	$(73,579)

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
The CODM uses net sales and operating income (loss) for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis for both performance measures when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses segment gross profit for evaluating pricing strategy and segment operating income (loss) to assess the performance of each segment by comparing the results of each segment with one another. The CODM does not review disaggregated assets by segment, therefore it is not presented below.
Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended October 4, 2025
	Americas	Europe	Asia	Corporate	Total
Net sales	$109,734	$91,149	$68,986	$332	$270,201
Cost of sales	53,826	34,492	28,254	21,203	137,775
Gross profit	$55,908	$56,657	$40,732	$(20,871)	$132,426
Marketing	8,200	6,935	5,678	11,032	31,845
Compensation and benefits	14,191	18,182	8,034	24,503	64,910
Depreciation and amortization	655	627	332	1,698	3,312
Other segment items (1)	13,053	10,152	7,910	22,924	54,039
Operating income (loss)	$19,809	$20,761	$18,778	$(81,028)	$(21,680)

	For the 13 Weeks Ended September 28, 2024
	Americas	Europe	Asia	Corporate	Total
Net sales	$121,333	$97,053	$68,978	$455	$287,819
Cost of sales	54,896	39,938	29,177	21,576	145,587
Gross profit	$66,437	$57,115	$39,801	$(21,121)	$142,232
Marketing	13,213	7,974	3,926	8,693	33,806
Compensation and benefits	16,851	17,133	8,532	29,533	72,049
Depreciation and amortization	845	740	633	1,533	3,751
Other segment items (1)	13,602	7,909	10,334	25,241	57,086
Operating income (loss)	$21,926	$23,359	$16,376	$(86,121)	$(24,460)

	For the 40 Weeks Ended October 4, 2025
	Americas	Europe	Asia	Corporate	Total
Net sales	$303,214	$235,651	$183,746	$1,271	$723,882
Cost of sales	139,800	89,581	70,993	21,360	321,734
Gross profit	$163,414	$146,070	$112,753	$(20,089)	$402,148
Marketing	16,389	13,855	12,929	12,948	56,121
Compensation and benefits	44,250	54,890	25,152	82,647	206,939
Depreciation and amortization	2,074	2,116	1,333	4,052	9,575
Other segment items (1)	37,730	14,270	24,601	72,851	149,452
Operating income (loss)	$62,971	$60,939	$48,738	$(192,587)	$(19,939)

	For the 39 Weeks Ended September 28, 2024
	Americas	Europe	Asia	Corporate	Total
Net sales	$350,935	$250,625	$199,713	$1,420	$802,693
Cost of sales	171,451	104,328	92,673	21,667	390,119
Gross profit	$179,484	$146,297	$107,040	$(20,247)	$412,574
Marketing	34,922	17,972	17,316	10,576	80,786
Compensation and benefits	50,535	56,423	26,931	88,344	222,233
Depreciation and amortization	2,999	2,603	1,731	4,722	12,055
Other segment items (1)	45,744	28,588	32,860	77,977	185,169
Operating income (loss)	$45,284	$40,711	$28,202	$(201,866)	$(87,669)
(1) Other segment items for each reportable segment include long-lived asset impairments, restructuring charges, facility costs, overhead expenses, fixed asset disposals and other operating costs.

The following table reflects net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended October 4, 2025		For the 13 Weeks Ended September 28, 2024
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$222,204	82.2%	$223,248	77.6%
Smartwatches	3,832	1.4	3,968	1.4
Total watches	$226,036	83.6%	$227,216	79.0%
Leathers	15,094	5.6	23,946	8.3
Jewelry	25,057	9.3	31,459	10.9
Other	4,014	1.5	5,198	1.8
Total	$270,201	100.0%	$287,819	100.0%

	For the 40 Weeks Ended October 4, 2025		For the 39 Weeks Ended September 28, 2024
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$585,280	80.9%	$603,897	75.2%
Smartwatches	9,277	1.3	21,237	2.6
Total watches	$594,557	82.2%	$625,134	77.8%
Leathers	49,221	6.8	78,695	9.8
Jewelry	66,708	9.2	81,922	10.2
Other	13,396	1.8	16,942	2.2
Total	$723,882	100.0%	$802,693	100.0%

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
As of October 4, 2025, the Company had no outstanding forward contracts designated as cash flow hedges. As of December 28, 2024, the fair value amount on a gross basis for the Company’s derivative instruments was $0.6 million and was included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of October 4, 2025 and December 28, 2024 the Company did not have any non-designated forward contracts outstanding. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.

The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes are set forth below (in thousands):

For the 13 Weeks Ended September 28, 2024
Cash flow hedges:
Forward contracts	$(648)
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$(648)

	For the 40 Weeks Ended October 4, 2025	For the 39 Weeks Ended September 28, 2024
Cash flow hedges:
Forward contracts	$140	$472
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$140	$472

The following tables disclose the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended October 4, 2025	For the 13 Weeks Ended September 28, 2024
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$—	$159
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$—	$49
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(7)	$(20)

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 40 Weeks Ended October 4, 2025	For the 39 Weeks Ended September 28, 2024
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$—	$153
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$614	$422
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$12	$(5)

The following tables summarize the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended October 4, 2025		For the 13 Weeks Ended September 28, 2024
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$137,775	$(6,231)	$145,587	$3,617
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$—	$—	$159	$49
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$(7)	$—	$(20)

	Effect of Derivative Instruments
	For the 40 Weeks Ended October 4, 2025		For the 39 Weeks Ended September 28, 2024
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$321,734	$(9,536)	$390,119	$8,955
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$—	$614	$153	$422
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$12	$—	$(5)

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
As of October 4, 2025, the Company did not have any assets or liabilities measured at fair value on a recurring basis.
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
As of October 4, 2025, the Company's Notes (as defined in Note 15— Debt Activity), excluding unamortized debt issuance costs, were recorded at cost and had a carrying value of $150.0 million and had a fair value of approximately $109.9 million. The fair value of the Company's Notes was based on Level 1 inputs. The Company's New Revolving Facility (as defined in Note 15—Debt Activity) was recorded at cost and had a carrying value of $21.0 million and its fair value approximated its carrying value. The fair value of the Company's New Revolving Facility was based on Level 3 inputs.
During the Year to Date Period, operating lease right-of-use ("ROU") assets with a carrying amount of $1.6 million were written down to a fair value of $1.0 million, resulting in impairment charges of $0.6 million. During the Prior Year YTD Period, ROU assets with a carrying amount of $3.9 million and property, plant and equipment-net with a carrying value of $0.6 million were written down to a fair value of $2.6 million and $0.3 million, respectively, resulting in impairment charges of $1.6 million.
The fair values of operating lease ROU assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $0.6 million impairment expense in the Year to Date Period, $0.6 million was recorded in other long-lived asset impairments in the Americas segment. Of the $1.6 million impairment expense in the Prior Year YTD Period, $1.0 million, $0.5 million and $0.1 million was recorded in other long-lived asset impairments in the Asia, Europe and Americas segments, respectively.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		October 4, 2025		December 28, 2024
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,978	$3,437	$3,978	$3,360
Patents	3 - 20 yrs.	850	588	850	571
Trade name	6 yrs.	4,502	4,502	—	—
Other	7 - 20 yrs.	341	305	340	275
Total intangibles-subject to amortization		9,671	8,832	5,168	4,206
Intangibles-not subject to amortization:
Trade names		8,946		—
Other assets:
Deposits		14,535		14,038
Deferred tax asset-net		25,443		23,857
Restricted cash		2,212		2,454
Debt issuance costs		17,589		1,854
Other		1,988		2,930
Total other assets		61,767		45,133
Total intangible and other assets		$80,384	$8,832	$50,301	$4,206
Total intangible and other assets-net			$71,552		$46,095

During fiscal year 2024, the Company committed to a plan to sell its MICHELE and SKAGEN trade names and recorded the assets to prepaid and other during fiscal year 2024 when the qualifications for assets held for sale were met. During the Third Quarter, due to circumstances previously considered unlikely, the Company decided not to sell its trade names and reclassified the assets as held and used. The MICHELE trade name is recorded at its carrying amount before the asset was classified as held for sale. The SKAGEN trade name was recorded at its carrying amount before the asset was classified as held for sale adjusted for amortization that would have been recognized had the asset been continually classified as held and used, which resulted in the asset being fully amortized.
Amortization expense for intangible assets was $0.6 million and $0.2 million for the Third Quarter and the Prior Year Quarter, respectively, and $0.7 million and $0.7 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2025 (remaining)	$40
2026	$138
2027	$120
2028	$114
2029	$83
Thereafter	$344

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
The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended October 4, 2025	For the 13 Weeks Ended September 28, 2024	For the 40 Weeks Ended October 4, 2025	For the 39 Weeks Ended September 28, 2024
Operating lease cost(1)	SG&A	$13,597	$15,639	$41,348	$47,816
Short-term lease cost	SG&A	$164	$257	$439	$783
Variable lease cost	SG&A	$5,096	$5,363	$14,059	$16,000
_______________________________________________
(1) Includes sublease income, which was immaterial.

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	October 4, 2025	December 28, 2024
Assets
Operating	Operating lease ROU assets	$122,533	$121,389
Liabilities
Current:
Operating	Current operating lease liabilities	$36,022	$37,327
Noncurrent:
Operating	Long-term operating lease liabilities	$108,645	$113,658

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	October 4, 2025	December 28, 2024
Weighted-average remaining lease term:
Operating leases	6.1 years	6.3 years
Weighted-average discount rate:
Operating leases	15.2%	15.1%

Future minimum lease payments by year as of October 4, 2025 were as follows (in thousands):

Fiscal Year	Operating Leases
2025 (remaining)	$15,811
2026	54,363
2027	37,468
2028	23,951
2029	21,809
Thereafter	75,790
Total lease payments	$229,192
Less: Interest	84,525
Total lease obligations	$144,667

Supplemental cash flow information related to leases was as follows (in thousands):

	For the 40 Weeks Ended October 4, 2025	For the 39 Weeks Ended September 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$51,113	$55,470
Leased assets obtained in exchange for new operating lease liabilities	23,936	16,178

As of October 4, 2025, the Company did not have any material operating or finance leases that have been signed but not commenced.

15. DEBT ACTIVITY
Prior Revolving Facility: On September 26, 2019, the Company and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other subsidiaries of the Company from time to time party thereto designated as borrowers, and certain subsidiaries of the Company from time to time party thereto as guarantors, entered into a secured asset-based revolving credit agreement (the “Prior Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the "ABL Agent"), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the "ABL Lenders").
New Revolving Credit Facility: On August 13, 2025, the Company and certain of its subsidiaries identified therein as guarantors entered into a Credit Agreement, dated as of August 13, 2025 (the “ABL Credit Agreement”), with the lenders from time to time party thereto (the “Lenders”), ACF FINCO I LP, as administrative agent on behalf of the Lenders (the “Administrative Agent”), and the Company as a borrower to refinance the Prior Revolving Facility. Pursuant to the Credit Agreement, the Lenders have provided new financing commitments to the Company under a new senior secured asset-based revolving credit facility (the “New Revolving Credit Facility”) in an aggregate principal amount of $150 million.
Contemporaneously with entering into the New Revolving Credit Facility, the proceeds of the New Revolving Credit Facility were used to pay off in full the $15.0 million outstanding under the Prior Revolving Facility. The Company recorded a loss of $1.7 million in other income (expense) - net during the Third Quarter for debt issuance costs and other fees associated with the Prior Revolving Facility.
Borrowings under the New Revolving Credit Facility bear interest at a rate of 5.00% for term SOFR borrowings and 4.00% for base rate borrowings, payable monthly in arrears. The Lenders received an upfront commitment fee equal to 2.00% of the aggregate commitments under the New Revolving Credit Facility. The Company’s obligations under the New Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries, and those obligations and the guarantees are secured by substantially all of the assets of the Company and certain of its subsidiaries. The ABL Credit Agreement includes customary representations and warranties, covenants applicable to the Company and events of default. If an event of default under the ABL Credit Agreement occurs, the Lenders may, among other things, declare the outstanding obligations under the ABL Credit Agreement to be immediately due and payable.

The New Revolving Credit Facility includes customary representations and warranties, covenants applicable to the Company and its restricted subsidiaries and events of default. If an event of default under the Credit Agreement occurs, the Lenders may, among other things, declare the outstanding obligations under the Credit Agreement to be immediately due and payable.
The New Revolving Credit Facility has a maturity date of August 13, 2030, subject to a springing maturity date to the date that is the 91st day prior to the scheduled maturity of any material indebtedness, as defined in the ABL Credit Agreement, if, on such 91st day, such material indebtedness remains outstanding.
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
On November 13, 2025, as a result of the Restructuring Plan (as defined herein), all $150.0 million aggregate principal amount of the Notes outstanding were cancelled.

Fossil India Facility: During the Year To Date Period and in fiscal year 2024, Fossil India Private Ltd. entered into receivables buyout facilities that are used for working capital purposes (the "Fossil India Facilities"). Indian Rupee borrowings, in U.S. dollars, under the Fossil India Facilities were approximately $6.3 million as of October 4, 2025.
Activity: As of October 4, 2025, the Company had $150.0 million and $21.0 million outstanding under the Notes and New Revolving Facility, respectively. The Company had net borrowings of $3.0 million and net borrowings of $5.1 million under the New Revolving Credit Facility and Prior Revolving Facility during the Third Quarter and Year To Date Period, respectively. As of October 4, 2025, the Company had available borrowing capacity of $22.7 million under the New Revolving Credit Facility. As of October 4, 2025, the Company had unamortized debt issuance costs of $1.9 million recorded in long-term debt and $17.6 million recorded in intangible and other assets-net on the Company's consolidated balance sheets. The Company incurred $2.6 million and $8.1 million of interest expense related to the Notes during the Third Quarter and Year To Date Period, respectively. The Company incurred $0.4 million and $1.0 million of interest expense related to the New Revolving Credit Facility and the Prior Revolving Facility during the Third Quarter and Year To Date Period, respectively. The Company incurred $0.6 million and $1.8 million of interest expense related to the amortization of debt issuance costs during the Third Quarter and Year To Date Period, respectively. At October 4, 2025, the Company was in compliance with all debt covenants related to its credit facilities.
Notes exchange: On August 13, 2025, the Company, Fossil (UK) Global Services Ltd. ("Fossil UK”), and certain direct and indirect subsidiaries of the Company identified therein (collectively, the "Company Parties”) entered into a Transaction Support Agreement (the "Transaction Support Agreement”) with certain holders (the "Consenting Noteholders”), representing approximately 59% of the aggregate principal of the Company's Notes.

On November 13, 2025, the Company consummated the previously announced offer to exchange (the “Exchange Offer”) with respect to its Notes and its concurrent rights offering (the “Rights Offering”) pursuant to a restructuring plan under Part 26A of the UK Companies Act 2006 (as amended) (the “Restructuring Plan” and together with the Exchange Offer and the Rights Offering, the “Transactions”). See "Subsequent Events” and "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of the Transactions.
16. RESTRUCTURING
    In fiscal 2024, the Company announced a plan to return to profitable growth (the "Turnaround Plan"). The Turnaround Plan is centered on three key areas: (i) refocusing on the core, (ii) rightsizing the cost structure, and (iii) strengthening the balance sheet. The Company expects to achieve selling, general and administrative ("SG&A") cost savings of approximately $100 million in fiscal 2025 as compared to fiscal 2024 through a series of initiatives including a strategic reduction in force which occurred in late February 2025, reduced costs associated with the transition of smaller international markets to a distributor model, and the closing of underperforming retail stores. The Company closed 44 retail stores in the Year To Date Period and plans to close an additional six stores in the fourth quarter of fiscal year 2025. The Company estimates approximately $60 million in total charges in connection with the Turnaround Plan, with approximately $7 million incurred in fiscal 2024 and $40 million to be incurred during fiscal 2025.
The following table shows a summary of Turnaround Plan charges (in thousands):

	For the 13 Weeks Ended October 4, 2025	For the 40 Weeks Ended October 4, 2025
Restructuring expenses	$6,789	$29,905
Consolidated	$6,789	$29,905
Turnaround Plan restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended October 4, 2025	For the 40 Weeks Ended October 4, 2025
Americas	$58	$1,049
Europe	1,601	5,246
Asia	356	1,442
Corporate	4,774	22,168
Consolidated	$6,789	$29,905
The following table shows a rollforward of the accrued liability related to the Company’s Turnaround Plan (in thousands):

	For the 13 Weeks Ended October 4, 2025
	Liabilities				Liabilities
	July 5, 2025	Charges	Cash Payments	Non-cash Items	October 4, 2025
Store closures	$—	$13	$—	$13	$—
Professional services	5,976	3,487	5,876	—	3,587
Severance and employee-related benefits	6,079	3,289	4,428	—	4,940
Total	$12,055	$6,789	$10,304	$13	$8,527

	For the 40 Weeks Ended October 4, 2025
	Liabilities				Liabilities
	December 28, 2024	Charges	Cash Payments	Non-cash Items	October 4, 2025
Store closures	$—	$23	$—	$23	$—
Professional services	—	14,529	10,942	—	3,587
Severance and employee-related benefits	—	15,353	10,364	49	4,940
Total	$—	$29,905	$21,306	$72	$8,527

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
The following table shows a summary of TAG plan charges (in thousands):

	For the 13 Weeks Ended September 28, 2024	For the 39 Weeks Ended September 28, 2024
Cost of sales	$—	$(241)
Restructuring expenses	4,849	31,575
Total	$4,849	$31,334

TAG plan restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended September 28, 2024	For the 39 Weeks Ended September 28, 2024
Americas	$652	$1,174
Europe	179	5,531
Asia	597	1,830
Corporate	3,421	22,799
Consolidated	$4,849	$31,334

The following table shows a rollforward of the accrued liability related to the Company’s TAG plan (in thousands):

	For the 13 Weeks Ended October 4, 2025
	Liabilities		Liabilities
	July 5, 2025	Cash Payments	October 4, 2025
Charges related to exits of certain product offerings	$125	$125	$—
Total	$125	$125	$—

	For the 13 Weeks Ended September 28, 2024
	Liabilities			Liabilities
	June 29, 2024	Charges	Cash Payments	September 28, 2024
Professional services	$11,319	$3,667	$11,149	$3,837
Severance and employee-related benefits	8,349	1,182	3,656	5,875
Charges related to exits of certain product offerings	300	—	—	300
Total	$19,968	$4,849	$14,805	$10,012

	For the 40 Weeks Ended October 4, 2025
	Liabilities		Liabilities
	December 28, 2024	Cash Payments	October 4, 2025
Store closures	$1	$1	$—
Professional services	9,501	9,501	$—
Severance and employee-related benefits	7,341	7,341	—
Charges related to exits of certain product offerings	300	300	—
Total	$17,143	$17,143	$—

	For the 39 Weeks Ended September 28, 2024
	Liabilities				Liabilities
	December 30, 2023	Charges	Cash Payments	Non-cash Items	September 28, 2024
Store closures	$—	$143	$7	$136	$—
Professional services	117	17,719	13,999	—	3,837
Severance and employee-related benefits	8,117	13,713	15,590	365	5,875
Charges related to exits of certain product offerings	3,821	(241)	3,280	—	300
Total	$12,055	$31,334	$32,876	$501	$10,012

17. SUBSEQUENT EVENTS
Notes Exchange: On November 13, 2025, the Company consummated the previously announced Exchange Offer and concurrent Rights Offering pursuant to the Restructuring Plan. In connection with the consummation of the Transactions:
•Noteholders that participated in the Rights Offering and Exchange Offer (the “New Money Participants”) (i) provided an aggregate of $32,500,000 of incremental, new money financing in exchange for (x) $32,500,000 aggregate principal amount of 9.500% First-Out First Lien Secured Senior Notes due 2029 (the “First-Out Notes”) and (y) 954,070 shares of common stock, par value $0.01 (“Common Stock”), (ii) exchanged $120,229,725 aggregate principal amount of Notes on a dollar-for-dollar basis for $120,229,725 aggregate principal amount of First-Out Notes, and (iii) received $945,946 aggregate principal amount of First-Out Notes as a consent premium pursuant to the terms of the Transactions (the “Consent Premium”).
•Noteholders that did not participate in the Rights Offering (the “Non-New Money Participants”) (i) received $29,770,275 aggregate principal amount of 7.500% Second-Out Second Lien Secured Senior Notes due 2029 (the “Second-Out Notes”) on a dollar-for-dollar basis for $29,770,275 Notes held by such Non-New Money Participants, and (ii) received $53,858 aggregate principal amount of Second-Out Notes as a Consent Premium. Only Non-New Money Participants that tendered their Notes in the Exchange Offer and consented to the Restructuring Plan received the Consent Premium.
•Noteholders also received an aggregate total of approximately 3,000,000 warrants (the “Warrants”), entitling the holders thereof to purchase either (i) one share of Common Stock for each Warrant held, or (ii) one pre-funded warrant (each, a “Pre-Funded Warrant”) for each Warrant held, each such Pre-Funded Warrant entitling the holder thereof to purchase one share of Common Stock.
•As a result of the Restructuring Plan, all $150,000,000 aggregate principal amount of Notes outstanding have been cancelled.

The Consenting Noteholders participated in the Transactions on a private placement basis. In accordance with the terms of the Transaction Support Agreement, the Consenting Noteholders received $1,625,000 aggregate principal amount of First-Out Notes as a backstop premium as consideration for providing a backstop commitment for the Rights Offering.
ABL Amendment: On November 13, 2025, the Company entered into a First Amendment (the “ABL Amendment”) to its ABL Credit Agreement in order to effectuate certain conforming amendments to the ABL Credit Agreement to the terms of the First-Out Notes Indenture, as further described in the ABL Amendment.

Shelf Registration: On November 13, 2025 the Company filed a Registration Statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) using a “shelf” registration process, pursuant to which the Company may, from time to time, sell up to $150.0 million of certain securities in one or more offerings. In addition, the Company entered into an Equity Distribution Agreement with Maxim Group LLC providing for an up to $50.0 million “at the market” common stock equity offering. Pursuant to the Equity Distribution Agreement, after the Registration Statement is declared effective by the SEC, the Company may offer and sell shares of common stock from time to time at prevailing market prices up to the lesser of $50.0 million of gross proceeds or 25,000,000 shares of common stock at a minimum price of $2.00 per share. There is no assurance that the Company will sell any shares of common stock in this offering. The net proceeds of this offering, if any, will be used for working capital and general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The current fiscal year ending January 3, 2026 is a 53-week year, with the additional week being included in the quarter ended April 5, 2025. The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen week periods ended October 4, 2025 (the “Third Quarter”) and September 28, 2024 (the “Prior Year Quarter”), and the forty week period ended October 4, 2025 (the "Year To Date Period") and the thirty-nine week period ended September 28, 2024 (the "Prior Year YTD Period"). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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

Known or Anticipated Trends
Based on our recent operating results and current perspectives on our operating environment, we anticipate the following trends will continue to impact our operating results:
Tariffs Exposure: Most of our products are assembled or manufactured overseas, with the substantial majority of our products imported from China during fiscal year 2024. In fiscal 2024, we generated 25% of our net sales within the U.S. In early 2025, the current U.S. presidential administration announced significant new tariffs on foreign imports into the U.S., including from China. In April 2025, the U.S. government announced additional tariffs on various goods imported into the U.S., which was followed by several months of rapid changes in U.S. trade policies including recent sweeping tariff increases, as well as retaliatory tariffs by foreign countries. As of early August 2025, following multiple delays and pauses in implementation, higher tariff rates went into effect for most products imported into the United States from most of the major trading partners of the U.S. A pause on significantly increased rates for products from China continues to be in effect. However, it continues to be reasonably possible that new or additional tariffs will be periodically announced given the current highly volatile and reactionary global trade environment. We continue to monitor and evaluate the direct and indirect impacts of these tariffs and heightened global trade disputes. Incremental tariffs negatively impacted our gross margin by approximately 320 basis points and 143 basis points for the Third Quarter and Year To Date Period, respectively. Future adverse effects on our financial results will likely continue if tariff levels continue to rise, especially for goods imported from China. We are currently developing and implementing mitigation strategies such as price increases and sourcing changes among others, and determining future implementation timelines.

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

The second key area of our Turnaround Plan is focused on aligning the cost structure to our newly defined strategy. In 2025, we expect to achieve selling, general and administrative ("SG&A") cost savings of approximately $100 million as compared to fiscal 2024 through a series of initiatives including a strategic reduction in force which occurred in late February 2025, reduced costs associated with the transition of smaller international markets to a distributor model, and the closing of underperforming FOSSIL retail stores. We have closed a net 44 retail stores during the Year To Date Period and plan to close six more stores in the remaining part of the year. We also will seek to identify additional cost-reduction opportunities, which may generate incremental savings in 2025.

Under our third key area, strengthening our balance sheet, we are actively pursuing initiatives to improve working capital and strengthen liquidity. During the second quarter of fiscal 2025, we entered into a sale of our European distribution center for $23 million. On August 13, 2025, we entered into the New Revolving Credit Facility, replacing our previous revolving credit facility, and on November 13, 2025, we consummated our previously announced Exchange Offer and concurrent Rights Offering for our notes. See "Item 1. Financial Statement-Notes to Condensed Consolidated Financial Statements-15. Debt Activity" and "-Liquidity and Capital Resources" for more details.
Aided by our restructuring programs, we achieved gross margins above 50% for fiscal year 2024 and above 55% for the Year To Date Period, which included some adverse effects of the tariffs during the Year to Date Period, as already mentioned. Our goal is to achieve positive adjusted operating margins as we continue to realize improvement across the Turnaround Plan workstreams.

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

Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 97 Company-owned stores as of the end of the Third Quarter and an extensive collection of products available through our owned websites.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 49 Company-owned stores as of the end of the Third Quarter and an extensive collection of products available through our owned websites.
Asia: The Asia segment is comprised of sales to customers based in Australia, greater China (including mainland China, Hong Kong SAR, Macau SAR and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 58 Company-owned stores as of the end of the Third Quarter and an extensive collection of products available through our owned websites.
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
Comparable Retail Sales: Both stores and e-commerce sites are included in comparable retail sales in the thirteenth month of operation. Stores that experience a gross square footage change of 10% or more due to an expansion and/or relocation are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the expansion and/or relocation. Comparable retail sales were adjusted to normalize the 40-week Year To Date Period with the 39-week Prior Year YTD Period. Comparable retail sales also exclude the effects of foreign currency fluctuations.
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

Results of Operations
Quarterly Periods Ended October 4, 2025 and September 28, 2024
Consolidated Net Sales. Net sales decreased by $17.6 million, or 6.1% (7.1% in constant currency), for the Third Quarter compared to the Prior Year Quarter. The decrease was largely driven by the direct channel. Our store rationalization initiatives comprised approximately 260 basis points of the sales decline in the Third Quarter compared to the Prior Year Quarter. Sales decreased in the Americas and Europe and were flat (increased slightly in constant currency) in Asia. Wholesale sales increased by 4.0% (3.0% in constant currency). Direct to consumer sales declined by 26.1% (27.2% in constant currency), due to a smaller store base and declines in our comparable retail sales. We have reduced our store footprint by 18.7% since the end of the Prior Year Quarter. Global comparable retail sales decreased by 21.5%, mostly driven by our e-commerce channel. From a category perspective, traditional watch sales decreased by 0.4% (1.3% in constant currency). Net sales in smartwatches decreased by 5.0% (3.9% in constant currency), as we exited the category. The leathers category decreased by 36.8% (37.2% in constant currency) compared to the Prior Year Quarter, and jewelry sales decreased by 20.3% (23.2% in constant currency), which were both significantly impacted by our smaller store base and decreased promotional activity in our owned e-commerce. From a brand perspective, the most significant sales declines were in the FOSSIL brand, which were partially offset by sales growth in the DIESEL and ARMANI EXCHANGE brands.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended October 4, 2025		For the 13 Weeks Ended September 28, 2024		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$109.7	40.6%	$121.3	42.1%	$(11.6)	(9.6)%	(9.5)%
Europe	91.2	33.8	97.0	33.7	(5.8)	(6.0)	(10.3)
Asia	69.0	25.5	69.0	24.0	—	—	1.7
Corporate	0.3	0.1	0.5	0.2	(0.2)	(40.0)	(40.0)
Total	$270.2	100.0%	$287.8	100.0%	$(17.6)	(6.1)%	(7.1)%
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended October 4, 2025		For the 13 Weeks Ended September 28, 2024
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$222.2	82.2%	$223.2	77.6%	$(1.0)	(0.4)	(1.3)%
Smartwatches	3.8	1.4	4.0	1.4	(0.2)	(5.0)	(3.9)
Total watches	$226.0	83.6%	$227.2	79.0%	$(1.2)	(0.5)	(1.3)
Leathers	15.1	5.6	23.9	8.3	(8.8)	(36.8)	(37.2)
Jewelry	25.1	9.3	31.5	10.9	(6.4)	(20.3)	(23.2)
Other	4.0	1.5	5.2	1.8	(1.2)	(23.1)	(25.0)
Total	$270.2	100.0%	$287.8	100.0%	$(17.6)	(6.1)%	(7.1)%
In the Third Quarter, the translation of foreign-based net sales into U.S. dollars increased net sales by $2.9 million, with favorable impacts of $4.2 million in Europe partially offset by unfavorable impacts of $1.2 million and $0.1 million in our Asia and Americas segments, respectively, as compared to the Prior Year Quarter.
Stores. The following table sets forth the number of stores on the dates indicated below:

	September 28, 2024	Opened	Closed	October 4, 2025
Americas	116	0	19	97
Europe	67	0	18	49
Asia	68	3	13	58
Total stores	251	3	50	204

Americas Net Sales. Americas net sales decreased by $11.6 million, or 9.6% (9.5% in constant currency), during the Third Quarter compared to the Prior Year Quarter. Sales decreases were largely in the FOSSIL brand. Sales decreased in store and e-commerce channels and were partially offset by growth in our wholesale channel. Comparable retail sales decreased sharply during the Third Quarter.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Americas segment (dollars in millions):

	For the 13 Weeks Ended October 4, 2025		For the 13 Weeks Ended September 28, 2024
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$91.3	83.2%	$93.9	77.4%	$(2.6)	(2.8)%	(2.8)%
Smartwatches	3.3	3.0	4.0	3.3	(0.7)	(17.5)	(17.5)
Total watches	$94.6	86.2%	$97.9	80.7%	$(3.3)	(3.4)	(3.4)
Leathers	9.5	8.7	14.2	11.7	(4.7)	(33.1)	(32.4)
Jewelry	4.0	3.6	7.3	6.0	(3.3)	(45.2)	(45.2)
Other	1.6	1.5	1.9	1.6	(0.3)	(15.8)	(15.8)
Total	$109.7	100.0%	$121.3	100.0%	$(11.6)	(9.6)%	(9.5)%

Europe Net Sales. Europe net sales decreased by $5.8 million, or 6.0% (10.3% in constant currency), during the Third Quarter compared to the Prior Year Quarter. Sales decreases were largely in the FOSSIL brand. Our sales decreased across much of the Eurozone. Sales decreases in our e-commerce and store channels were partially offset by sales growth in our wholesale channel. Comparable retail sales decreased sharply during the Third Quarter, with sales declines in our stores and owned e-commerce.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Europe segment (dollars in millions):

	For the 13 Weeks Ended October 4, 2025		For the 13 Weeks Ended September 28, 2024
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$73.9	81.0%	$74.2	76.5%	$(0.3)	(0.4)%	(4.9)%
Smartwatches	0.3	0.3	(0.3)	(0.3)	0.6	(200.0)	(200.0)
Total watches	$74.2	81.3%	$73.9	76.2%	$0.3	0.4	(4.1)
Leathers	1.6	1.8	3.6	3.7	(2.0)	(55.6)	(58.3)
Jewelry	13.8	15.1	17.5	18.0	(3.7)	(21.1)	(25.1)
Other	1.6	1.8	2.0	2.1	(0.4)	(20.0)	(25.0)
Total	$91.2	100.0%	$97.0	100.0%	$(5.8)	(6.0)%	(10.3)%

Asia Net Sales. Net sales in Asia were flat (increased 1.7% in constant currency) during the Third Quarter compared to the Prior Year Quarter. Sales increases in India and Japan were offset by sales decreases in Greater China and Australia. The largest sales decreases were in the EMPORIO ARMANI brand and were offset by sales growth in ARMANI EXCHANGE, DIESEL and MICHAEL KORS. Sales increased in our wholesale channel and were offset by decreases in e-commerce and store channels. Comparable retail sales decreased moderately during the Third Quarter with sales growth in our stores more than offset by declines in our owned e-commerce.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Asia segment (dollars in millions):

	For the 13 Weeks Ended October 4, 2025		For the 13 Weeks Ended September 28, 2024
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$57.0	82.6%	$55.2	80.0%	$1.8	3.3%	5.8%
Smartwatches	0.2	0.3	0.2	0.3	—	—	—
Total watches	$57.2	82.9%	$55.4	80.3%	$1.8	3.2	5.8
Leathers	4.0	5.8	6.2	9.0	(2.2)	(35.5)	(37.1)
Jewelry	7.3	10.6	6.7	9.7	0.6	9.0	7.5
Other	0.5	0.7	0.7	1.0	(0.2)	(28.6)	(28.6)
Total	$69.0	100.0%	$69.0	100.0%	$—	—%	1.7%

Gross Profit. Gross profit of $132.4 million in the Third Quarter decreased by 6.9% compared to $142.2 million in the Prior Year Quarter. Our gross profit margin rate decreased to 49.0% in the Third Quarter compared to 49.4% in the Prior Year Quarter, primarily reflecting the impact of increased tariffs and licensed brand minimum royalties. These unfavorable impacts were largely offset by improved product margins in our core categories driven by sourcing initiatives. Changes in foreign currencies resulted in a 30 basis point positive impact.
Operating Expenses. Total operating expenses in the Third Quarter decreased by 7.5% to $154.1 million, or 57.0% of net sales, compared to $166.7 million, or 57.9% of net sales, in the Prior Year Quarter. SG&A expenses were $146.8 million in the Third Quarter compared to $160.9 million in the Prior Year Quarter. As a percentage of net sales, SG&A expenses decreased to 54.3% in the Third Quarter compared to 55.9% in the Prior Year Quarter, primarily driven by cost reductions and efficiencies gained through our restructuring programs. Restructuring expenses were $6.8 million in the Third Quarter, compared to $4.8 million in the Prior Year Quarter. The translation of foreign-denominated expenses during the Third Quarter increased operating expenses by $1.8 million.
Operating Income (loss). Operating loss in the Third Quarter was $21.7 million as compared to an operating loss of $24.5 million in the Prior Year Quarter. As a percentage of net sales, operating margin was (8.0)% in the Third Quarter compared to (8.5)% in the Prior Year Quarter. The operating margin rate in the Third Quarter included a favorable impact of 20 basis points due to changes in foreign currencies.
Operating income (loss) by segment was as follows (dollars in millions):

	For the 13 Weeks Ended October 4, 2025	For the 13 Weeks Ended September 28, 2024	Change		Operating Margin %
			Dollars	Percentage	2025	2024
Americas	$19.8	$21.9	$(2.1)	(9.6)%	18.1%	18.1%
Europe	20.8	23.3	(2.5)	(10.7)	22.8	24.1
Asia	18.8	16.4	2.4	14.6	27.2	23.7
Corporate	(81.1)	(86.1)	5.0	5.8
Total operating income (loss)	$(21.7)	$(24.5)	$2.8	(11.4)%	(8.0)%	(8.5)%
Interest Expense. Interest expense was $4.2 million in the Third Quarter compared to $4.9 million the Prior Year Quarter.
Other Income (Expense)-Net. During the Third Quarter, other income (expense)-net was expense of $6.2 million, compared to income of $3.6 million in the Prior Year Quarter, reflecting net currency losses in the Third Quarter as compared to net currency gains in the Prior Year Quarter. The Third Quarter also included a $1.7 million loss on extinguishment of debt.
    Provision for Income Taxes. Income tax expense for the Third Quarter was $8.0 million, resulting in an effective income tax rate of (24.8)%. For the Prior Year Quarter, income tax expense was $6.2 million, resulting in an effective income tax rate of (23.9)%. The effective tax rate in the Third Quarter was unfavorable as compared to the Prior Year Quarter due to income tax accrued on certain foreign income, and no tax benefit accrued on the U.S. tax losses and certain foreign tax losses, due to the uncertainty of whether they can be used in the future.

Net Income (Loss) Attributable to Fossil Group, Inc. Third Quarter net income (loss) attributable to Fossil Group, Inc. was a net loss of $39.9 million, or $0.76 per diluted share, compared to a net loss of $32.0 million, or $0.60 per diluted share, in the Prior Year Quarter. The translation of foreign currencies negatively impacted diluted loss per share by $0.11 in the Third Quarter.

Adjusted Net Income (Loss). Adjusted net income (loss) for the Third Quarter was a net loss of $32.8 million with adjusted loss per diluted share of $0.63 compared to adjusted net loss of $30.0 million with adjusted loss per diluted share of $0.56 in the Prior Year Quarter.

Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 13 Weeks Ended October 4, 2025		For the 13 Weeks Ended September 28, 2024
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(32.1)	(11.9)%	$(25.8)	(9.0)%
Plus:
Interest expense	4.2		4.9
Amortization and depreciation	3.3		3.8
Other long-lived asset impairments	0.5		1.0
Other non-cash charges	0.2		(0.5)
Stock-based compensation	0.6		0.6
Restructuring expense	6.8		4.8
Loss on extinguishment of debt	1.7		—
Less:
Gains on asset divestitures(1)	—		3.3
Interest income	0.2		1.1
Adjusted EBITDA(2)	$(15.0)	(5.6)%	$(15.6)	(5.4)%

(1) The Prior Year Quarter includes the gain on sale of our building in France
(2) As a result of changes in presentation, certain prior period information has been reclassified to conform to the current period presentation

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

	For the 13 Weeks Ended October 4, 2025
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	Loss on Extinguishment of Debt	As Adjusted	Impact of Foreign Currency Exchange Rates	As Adjusted Constant Currency
Operating income (loss)	$(21.7)	$0.5	$6.8	$—	$(14.4)	$(0.5)	$(14.9)
Operating margin (% of net sales)	(8.0)%				(5.3)%		(5.5)%
Interest expense	$(4.2)	$—	$—	$—	$(4.2)
Other income (expense) - net	(6.2)	—	—	1.7	(4.5)
Income (loss) before income taxes	(32.1)	0.5	6.8	1.7	(23.1)
Provision (benefit) for income taxes	8.0	0.1	1.4	0.4	9.9
Less: net income attributable to noncontrolling interest	0.2	—	—	—	0.2
Net income (loss) attributable to Fossil Group, Inc.	$(39.9)	$0.4	$5.4	$1.3	$(32.8)
Diluted earnings (loss) per share	$(0.76)	$0.01	$0.10	$0.02	$(0.63)

	For the 13 Weeks Ended September 28, 2024
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	Gains on Asset Divestitures(1)	As Adjusted(2)	Impact of Foreign Currency Exchange Rates	As Adjusted Constant Currency
Operating income (loss)	$(24.5)	$1.0	$4.8	$(3.3)	$(22.0)	$—	$(22.0)
Operating margin (% of net sales)	(8.5)%				(7.6)%		(7.6)%
Interest expense	$(4.9)	$—	$—	$—	$(4.9)
Other income (expense) - net	3.6	—	—	—	3.6
Income (loss) before income taxes	(25.8)	1.0	4.8	(3.3)	(23.3)
Provision for income taxes	6.2	0.2	1.0	(0.7)	6.7
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Fossil Group, Inc.	$(32.0)	$0.8	$3.8	$(2.6)	$(30.0)
Diluted earnings (loss) per share	$(0.60)	$0.02	$0.07	$(0.05)	$(0.56)

(1) Includes the gain on sale of our building in France
(2) As a result of changes in presentation, certain prior period information has been reclassified to conform to the current period presentation

Fiscal Year To Date Periods Ended October 4, 2025 and September 28, 2024
Consolidated Net Sales. Net sales decreased by $78.8 million, or 9.8% (9.7% in constant currency), for the Year To Date Period compared to the Prior Year YTD Period, with most of the sales declines occurring in our direct to consumer channels. Global comparable retail sales decreased by 22.1% on a 40-week calendar basis due to sales decreases in our retail stores and owned e-commerce websites. Declines in smartwatch sales and our store rationalization initiatives comprised approximately 430 basis points of the sales decline in the Year To Date Period compared to the Prior Year YTD Period. Sales declines in leathers and jewelry categories were primarily driven by the smaller store base and decreased promotional activity in our owned e-commerce. Sales were favorably impacted by 210 basis points as a result of the Year To Date Period including 40 weeks, compared to 39 weeks in the Prior Year YTD Period. From a brand perspective, sales decreased primarily in FOSSIL and EMPORIO ARMANI.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 40 Weeks Ended October 4, 2025		For the 39 Weeks Ended September 28, 2024		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$303.2	41.9%	$351.0	43.7%	$(47.8)	(13.6)%	(12.5)%
Europe	235.7	32.6	250.6	31.2	(14.9)	(5.9)	(8.1)
Asia	183.7	25.4	199.7	24.9	(16.0)	(8.0)	(6.7)
Corporate	1.3	0.1	1.4	0.2	(0.1)	(7.1)	(7.1)
Total	$723.9	100.0%	$802.7	100.0%	$(78.8)	(9.8)%	(9.7)%

Net sales information by product category is summarized as follows (dollars in millions):

	For the 40 Weeks Ended October 4, 2025		For the 39 Weeks Ended September 28, 2024		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$585.3	80.9%	$603.9	75.2%	$(18.6)	(3.1)%	(2.7)%
Smartwatches	9.3	1.3	21.2	2.6	(11.9)	(56.1)%	(56.4)
Total watches	$594.6	82.2%	$625.1	77.8%	$(30.5)	(4.9)	(4.5)
Leathers	49.2	6.8	78.7	9.8	(29.5)	(37.5)	(37.7)
Jewelry	66.7	9.2	81.9	10.2	(15.2)	(18.6)	(19.5)
Other	13.4	1.8	17.0	2.2	(3.6)	(21.2)	(21.8)
Total	$723.9	100.0%	$802.7	100.0%	$(78.8)	(9.8)%	(9.7)%
During the Year To Date Period, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by $1.3 million, including unfavorable impacts of $4.1 million and $2.7 million in our Americas and Asia segments, respectively, partially offset by a favorable impact of $5.5 million in our Europe segment, compared to the Prior Year YTD Period.
Americas Net Sales. Americas net sales decreased by $47.8 million, or 13.6% (12.5% in constant currency), during the Year To Date Period compared to the Prior Year YTD Period. The sales declines were primarily in the FOSSIL brand and across all major channels. Comparable retail sales decreased sharply during the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis for the Americas segment (dollars in millions):

	For the 40 Weeks Ended October 4, 2025		For the 39 Weeks Ended September 28, 2024		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$246.5	81.3%	$260.6	74.2%	$(14.1)	(5.4)%	(4.0)%
Smartwatches	8.0	2.6	14.7	4.2	(6.7)	(45.6)	(45.6)
Total watches	$254.5	83.9%	$275.3	78.4%	$(20.8)	(7.6)	(6.2)
Leathers	30.0	9.9	49.9	14.2	(19.9)	(39.9)	(39.3)
Jewelry	13.8	4.6	19.4	5.5	(5.6)	(28.9)	(29.4)
Other	4.9	1.6	6.4	1.9	(1.5)	(23.4)	(21.9)
Total	$303.2	100.0%	$351.0	100.0%	$(47.8)	(13.6)%	(12.5)%

Europe Net Sales. Europe net sales decreased by $14.9 million, or 5.9% (8.1% in constant currency), during the Year To Date Period compared to the Prior Year YTD Period. Sales decreased across much of the Eurozone, with the largest declines in the FOSSIL brand. Sales increases in our wholesale channel were more than offset by declines in e-commerce and store channels. Comparable retail sales in the region decreased sharply during the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis for the Europe segment (dollars in millions):

	For the 40 Weeks Ended October 4, 2025		For the 39 Weeks Ended September 28, 2024		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$186.7	79.2%	$186.9	74.6%	$(0.2)	(0.1)%	(2.4)%
Smartwatches	1.3	0.6	1.9	0.8	(0.6)	(31.6)	(31.6)
Total watches	$188.0	79.8%	$188.8	75.4%	$(0.8)	(0.4)	(2.7)
Leathers	5.9	2.5	11.7	4.7	(5.8)	(49.6)	(50.4)
Jewelry	36.5	15.5	43.2	17.2	(6.7)	(15.5)	(17.6)
Other	5.3	2.2	6.9	2.7	(1.6)	(23.2)	(26.1)
Total	$235.7	100.0%	$250.6	100.0%	$(14.9)	(5.9)%	(8.1)%

Asia Net Sales. Asia net sales decreased by $16.0 million, or 8.0% (6.7% in constant currency), during the Year To Date Period compared to the Prior Year YTD Period. Net sales increases in our wholesale channel were more than offset by decreases in our stores and e-commerce channels. Sales growth in India was more than offset by declines in Greater China and the rest of Asia. Sales declines were predominantly in the EMPORIO ARMANI brand and were partially offset by increases in MICHAEL KORS and ARMANI EXCHANGE. Comparable retail sales declined moderately for the Year To Date Period.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis for the Asia segment (dollars in millions):

	For the 40 Weeks Ended October 4, 2025		For the 39 Weeks Ended September 28, 2024		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$152.1	82.8%	$156.4	78.3%	$(4.3)	(2.7)%	(0.8)%
Smartwatches	—	—	4.7	2.4%	(4.7)	(100.0)	(100.0)
Total watches	$152.1	82.8%	$161.1	80.7%	$(9.0)	(5.6)	(3.7)
Leathers	13.3	7.2	17.1	8.6	(3.8)	(22.2)	(24.0)
Jewelry	16.5	9.0	19.3	9.7	(2.8)	(14.5)	(15.0)
Other	1.8	1.0	2.2	1.0	(0.4)	(18.2)	(13.6)
Total	$183.7	100.0%	$199.7	100.0%	$(16.0)	(8.0)%	(6.7)%

Gross Profit. Gross profit of $402.1 million in the Year To Date Period decreased by $10.4 million, or 2.5%, compared to $412.6 million in the Prior Year YTD Period. The gross profit margin rate increased to 55.6% in the Year To Date Period compared to 51.4% in the Prior Year YTD Period. The increase in gross profit margin primarily reflects improved product margins as a result of sourcing benefits, exiting the smartwatch category, and reduced freight costs. Changes in foreign currencies resulted in a 10 basis point positive impact.
Operating Expenses. For the Year To Date Period, total operating expenses decreased to $422.1 million compared to $500.2 million in the Prior Year YTD Period. SG&A expenses were $391.6 million in the Year To Date Period compared to $466.7 million in the Prior Year YTD Period. As a percentage of net sales, SG&A expenses decreased to 54.1% in the Year To Date Period, compared to 58.1% in the Prior Year YTD Period, primarily driven by cost reductions and efficiencies gained through our restructuring programs. SG&A expenses for the Year To Date Period also benefited from an $11.0 million gain on the sale of a building during the second quarter. During the Year To Date Period, we incurred restructuring costs of $29.9 million, compared to restructuring costs of $31.6 million in the Prior Year YTD Period. We incurred other long-lived asset impairment charges of $0.6 million in the Year To Date Period compared to charges of $1.9 million in the Prior Year YTD Period. The translation of foreign-denominated expenses during the Year To Date Period increased operating expenses by $0.6 million when compared to the Prior Year YTD Period, as a result of the weaker U.S. dollar.
Operating Income (Loss). Operating income (loss) was loss of $19.9 million in the Year To Date Period as compared to a loss of $87.7 million in the Prior Year YTD Period. As a percentage of net sales, operating margin was (2.8)% in the Year To Date Period as compared to (10.9)% in the Prior Year YTD Period. Operating margin in the Year To Date Period was not significantly impacted by changes in foreign currencies.
Operating income (loss) by segment was as follows (dollars in millions):

	For the 40 Weeks Ended October 4, 2025	For the 39 Weeks Ended September 28, 2024	Change		Operating Margin %
			Dollars	Percentage	2025	2024
Americas	$63.0	$45.3	$17.7	39.1%	20.8%	12.8%
Europe	60.9	40.7	20.2	49.6	25.9	16.2
Asia	48.7	28.2	20.5	72.7	26.5	14.1
Corporate	(192.5)	(201.9)	9.4	4.7
Total operating income (loss)	$(19.9)	$(87.7)	$67.8	77.3%	(2.8)%	(10.9)%

Interest Expense. Interest expense was $13.0 million during the Year To Date Period compared to the $14.1 million in the Prior Year YTD Period.
Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net was expense of $9.5 million in comparison to income of $9.0 million in the Prior Year YTD Period. The change in other income (expense)-net was primarily due to net currency losses in the Year To Date Period compared to net currency gains in the Prior Year YTD Period. The Year To Date Period also included a $1.7 million loss on extinguishment of debt.

Provision for Income Taxes. Income tax expense for the Year To Date Period was $17.6 million, resulting in an effective income tax rate of (41.4)%. The Prior Year YTD Period income tax expense was $2.3 million, resulting in an effective income tax rate of (2.4)%. The Year to Date Period effective tax rate was unfavorable to the Prior Year YTD Period due to income tax accrued on certain foreign income and no tax benefit accrued on the U.S. tax losses and certain foreign tax losses, due to the uncertainty of whether they can be used in the future.

Net Income (Loss) Attributable to Fossil Group, Inc. For the Year To Date Period, net loss was $59.7 million, or $1.13 per diluted share, in comparison to a loss of $95.1 million, or $1.80 per diluted share, in the Prior Year YTD Period. Diluted loss per share in the Year To Date Period, as compared to the Prior Year YTD Period, was negatively impacted by $0.27 per diluted share due to the impact of currency.

Adjusted Net Income (Loss). Adjusted net loss for the Year To Date Period was $43.4 million with adjusted loss per diluted share of $0.83 compared to adjusted net loss of $71.4 million with adjusted loss per diluted share of $1.35 in the Prior Year YTD Period.

Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 40 Weeks Ended October 4, 2025		For the 39 Weeks Ended September 28, 2024
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(42.4)	(5.9)%	$(92.8)	(11.6)%
Plus:
Interest expense	13.0		14.1
Amortization and depreciation	9.7		12.2
Other long-lived asset impairments	0.6		1.9
Other non-cash charges	(0.2)		(0.4)
Stock-based compensation	1.8		2.2
Restructuring expense	29.9		31.6
Loss on extinguishment of debt	1.7		—
Restructuring cost of sales	—		(0.2)
Less:
Gains on asset divestiture(1)	11.5		3.3
Interest income	1.4		3.3
Adjusted EBITDA(2)	$1.2	0.2%	$(38.0)	(4.7)%

(1) Includes the gains on sale of our European distribution center and equipment from a Swiss manufacturing facility during the Year To Date Period, and the gain on sale of our building in France during the Prior Year YTD Period
(2) As a result of changes in presentation, certain prior period information has been reclassified to conform to the current period presentation

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

	For the 40 Weeks Ended October 4, 2025
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	Loss on Extinguishment of Debt	Gains on Asset Divestitures(1)	As Adjusted	Impact of Foreign Currency Exchange Rates	As Adjusted Constant Currency
Operating income (loss)	$(19.9)	$0.6	$29.9	$—	$(11.5)	$(0.9)	$0.1	$(0.8)
Operating margin (% of net sales)	(2.7)%					(0.1)%		(0.1)%
Interest expense	$(13.0)	$—	$—	—	$—	$(13.0)
Other income (expense) - net	(9.5)	—	—	1.7	—	(7.8)
Income (loss) before income taxes	(42.4)	0.6	29.9	1.7	(11.5)	(21.7)
Provision for income taxes	17.6	0.1	6.3	0.4	(2.4)	22.0
Less: net income attributable to noncontrolling interest	0.3	—	—	—	—	0.3
Net income (loss) attributable to Fossil Group, Inc.	$(59.7)	$0.5	$23.6	$1.3	$(9.1)	$(43.4)
Diluted earnings (loss) per share	$(1.13)	$0.01	$0.44	$0.02	$(0.17)	$(0.83)

(1) Includes the gains on sale of our European distribution center and equipment from a Swiss manufacturing facility

	For the 39 Weeks Ended September 28, 2024
($ in millions, except per share data):	As Reported	Restructuring Cost of Sales	Other Long-Lived Asset Impairment	Restructuring Expenses	Gains on Asset Divestitures(1)	As Adjusted(2)	Impact of Foreign Currency Exchange Rates	As Adjusted Constant Currency
Operating income (loss)	$(87.7)	$(0.2)	$1.9	$31.6	$(3.3)	$(57.7)	$(1.0)	$(58.7)
Operating margin (% of net sales)	(10.9)%					(7.2)%		(7.3)%
Interest expense	$(14.1)	$—	$—	$—	$—	$(14.1)
Other income (expense) - net	9.0	—	—	—	—	9.0
Income (loss) before income taxes	(92.8)	(0.2)	1.9	31.6	(3.3)	(62.8)
Provision for income taxes	2.3	—	0.4	6.6	(0.7)	8.6
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—
Net income (loss) attributable to Fossil Group, Inc.	$(95.1)	$(0.2)	$1.5	$25.0	$(2.6)	$(71.4)
Diluted earnings (loss) per share	$(1.80)	$—	$0.03	$0.47	$(0.05)	$(1.35)
(1) Includes the gain on sale of our building in France
(2) As a result of changes in presentation, certain prior period information has been reclassified to conform to the current period presentation

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the Third Quarter was $79.2 million, including $69.1 million held by foreign subsidiaries, in comparison to cash and cash equivalents of $106.3 million at the end of the Prior Year Quarter and $123.6 million at the end of fiscal year 2024. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges and capital expenditures.
At the end of the Third Quarter, we had net working capital of $168.3 million compared to net working capital of $258.3 million at the end of the Prior Year Quarter. At the end of the Third Quarter, we had $7.0 million of short-term borrowings and $169.1 million in long-term debt including unamortized issuance costs compared to $2.3 million of short-term borrowings and $173.4 million in long-term debt including unamortized issuance costs at the end of the Prior Year Quarter.
Operating Activities. Cash from operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities was $73.1 million in the Year To Date Period as compared to cash provided by operating activities of $16.2 million in the Prior Year YTD Period, primarily due to the receipt of $57.3 million of U.S. tax refunds in the Prior Year YTD Period and reductions in accounts payables in the Year To Date Period.
Investing Activities. Investing cash flows increased $17.7 million in the Year To Date Period compared to the Prior Year YTD Period, primarily related to the sale of our European distribution center in the second quarter of fiscal 2025.
Financing Activities. Financing cash flows primarily consist of borrowings and repayments of debt. The $31.8 million increase in financing cash flows year-over-year was primarily due to net borrowings during the Year To Date Period compared to net payments in the Prior Year YTD Period under the Revolving Facility.
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

The following table shows our sources of liquidity (in millions):

	October 4, 2025	September 28, 2024
Cash and cash equivalents	$79.2	$106.3
New Revolving Credit Facility availability(1)	22.7	23.8
Total liquidity	$101.9	$130.1
(1) On August 13, 2025, we entered into a New Revolving Credit Facility (as defined below)

Notes: In November 2021, we sold $150.0 million aggregate principal amount of our 7.00% senior notes due 2026 (the "Notes"), generating net proceeds of approximately $141.7 million. The Notes are our general unsecured obligations. The Notes bear interest at the rate of 7.00% per annum. Interest on the Notes is payable quarterly in arrears on February 28, May 31, August 31 and November 30 of each year. The Notes mature on November 30, 2026. We may redeem the Notes for cash in whole or in part at any time at our option at the following prices: (i) prior to November 30, 2025, at a price equal to $25.25 per $25.00 principal amount of Notes and (ii) on or after November 30, 2025, at a price equal to $25.00 per $25.00 principal amount of Notes, plus (in each case noted above) accrued and unpaid interest, if any, to, but excluding, the date of redemption. See "Notes Exchange" below for information regarding the restructuring of the Notes. On November 13, 2025, as a result of the Restructuring Plan, all $150.0 million aggregate principal amount of the Notes outstanding were cancelled.

Prior Revolving Facility: On September 26, 2019, we and Fossil Partners L.P., as the U.S. borrowers, and Fossil Group Europe GmbH, Fossil Asia Pacific Limited, Fossil (Europe) GmbH, Fossil (UK) Limited and Fossil Canada Inc., as the non-U.S. borrowers, certain other of our subsidiaries from time to time party thereto designated as borrowers, and certain of our subsidiaries from time to time party thereto as guarantors, entered into a secured asset-based revolving credit agreement (as amended from time to time, the “Prior Revolving Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (the "ABL Agent"), J.P. Morgan AG, as French collateral agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Wells Fargo Bank, National Association as joint bookrunners and joint lead arrangers, and Citizens Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and each of the lenders from time to time party thereto (the "ABL Lenders").
ABL Credit Agreement: On August 13, 2025, we and certain of our subsidiaries identified therein as guarantors entered into the ABL Credit Agreement with the Lenders, the Administrative Agent and the Company as a borrower to refinance the Prior Revolving Credit Facility. Pursuant to the ABL Credit Agreement, the Lenders have provided new financing commitments to the Company under a new senior secured asset-based revolving credit facility (the “New Revolving Credit Facility”) in an aggregate principal amount of $150 million.
Contemporaneously with entering into the New Revolving Credit Facility, the proceeds of the New Revolving Credit Facility were used to pay off in full the $15.0 million outstanding under the Prior Revolving Facility. We recorded a loss of $1.7 million in other income (expense) - net during the Third Quarter for debt issuance costs and other fees associated with the Prior Revolving Facility.
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
Year To Date 2025 Activity: We had net borrowings of $5.1 million under the New Revolving Credit Facility and Prior Revolving Facility during the Year To Date Period at an average interest rate of 7.3%. As of October 4, 2025, we had $150.0 million outstanding under the Notes and $21.0 million outstanding under the New Revolving Credit Facility. We also had unamortized debt issuance costs of $1.9 million recorded in long-term debt and $17.6 million recorded in intangible and other assets-net on the condensed consolidated balance sheets. As of October 4, 2025, we had available borrowing capacity of $22.7 million under the New Revolving Credit Facility. At October 4, 2025, we were in compliance with all debt covenants related to our credit facilities.

During the Year To Date Period and in fiscal year 2024, Fossil India Private Ltd. entered into receivables buyout facilities that are used for working capital purposes (the "Fossil India facilities"). Indian Rupee borrowings, in U.S. dollars, under the Fossil India facilities were approximately $6.3 million as of October 4, 2025.
Notes Exchange: On August 13, 2025, we, Fossil (UK) Global Services Ltd. (“Fossil UK”), and certain direct and indirect subsidiaries of ours identified therein (collectively, the “Parties") entered into a Transaction Support Agreement (the "Transaction Support Agreement") with certain holders (the "Consenting Noteholders") representing ownership of approximately 59% of the aggregate principal of the Notes.
On November 13, 2025, we consummated the previously announced Exchange Offer with respect to our Notes and our concurrent Rights Offering pursuant to the Restructuring Plan. In connection with the consummation of the Transactions:
•Noteholders that participated in the Rights Offering and Exchange Offer (the “New Money Participants”) (i) provided an aggregate of $32,500,000 of incremental, new money financing in exchange for (x) $32,500,000 aggregate principal amount of 9.500% First-Out First Lien Secured Senior Notes due 2029 (the “First-Out Notes”) and (y) 954,070 shares of common stock, par value $0.01 (“Common Stock”), (ii) exchanged $120,229,725 aggregate principal amount of Notes on a dollar-for-dollar basis for $120,229,725 aggregate principal amount of First-Out Notes, and (iii) received $945,946 aggregate principal amount of First-Out Notes as a consent premium pursuant to the terms of the Transactions (the “Consent Premium”).
•Noteholders that did not participate in the Rights Offering (the “Non-New Money Participants”) (i) received $29,770,275 aggregate principal amount of 7.500% Second-Out Second Lien Secured Senior Notes due 2029 (the “Second-Out Notes”) on a dollar-for-dollar basis for $29,770,275 Notes held by such Non-New Money Participants, and (ii) received $53,858 aggregate principal amount of Second-Out Notes as a Consent Premium. Only Non-New Money Participants that tendered their Notes in the Exchange Offer and consented to the Restructuring Plan received the Consent Premium.
•Noteholders also received an aggregate total of approximately 3,000,000 warrants (the “Warrants”), entitling the holders thereof to purchase either (i) one share of Common Stock for each Warrant held, or (ii) one pre-funded warrant (each, a “Pre-Funded Warrant”) for each Warrant held, each such Pre-Funded Warrant entitling the holder thereof to purchase one share of Common Stock.
•As a result of the Restructuring Plan, all $150,000,000 aggregate principal amount of Notes outstanding have been cancelled.
The Consenting Noteholders participated in the Transactions on a private placement basis. In accordance with the terms of the Transaction Support Agreement, the Consenting Noteholders received $1,625,000 aggregate principal amount of First-Out Notes as a backstop premium as consideration for providing a backstop commitment for the Rights Offering.
ABL Amendment: On November 13, 2025, we entered into a First Amendment (the “ABL Amendment”) to the ABL Credit Agreement in order to effectuate certain conforming amendments to the ABL Credit Agreement to the terms of the First-Out Notes Indenture, as further described in the ABL Amendment.

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
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our Disclosure Controls were effective as of October 4, 2025.
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

As of October 4, 2025, we had $177.9 million of outstanding indebtedness, not including $19.5 million of debt issuance costs, and we paid $23.8 million of interest during fiscal year 2024.
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

On August 13, 2025, we entered into the New Revolving Credit Facility, replacing our Prior Revolving Facility. See “Part I.—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—ABL Credit Agreement” for more details.
The maximum amount that we are permitted to borrow at any time under the New Revolving Credit Facility is limited by a borrowing base that is recalculated monthly or, in some circumstances, more frequently. The borrowing base is a function of, among other things, our eligible accounts receivable, inventory and certain intellectual property. As a result, our access to credit under the New Revolving Credit Facility fluctuates depending on the value of the borrowing base eligible assets as of any measurement date. Because our business is seasonal and generates higher net sales and accounts receivable in the third and fourth quarters, our borrowing base is also seasonal and is typically lower during our second and third quarters, which can adversely affect our liquidity during these quarters.
The New Revolving Credit Facility provides the administrative agent considerable discretion to impose reserves and to determine that certain assets are not eligible for inclusion in our borrowing base, which could materially reduce the maximum amount that we are able to borrow at any one time under the New Revolving Credit Facility. There can be no assurance that the administrative agent will not impose additional reserves or exclude other assets from our borrowing base. If they do so, such actions could materially reduce our availability under the New Revolving Credit Facility, which could materially and adversely impact our liquidity and our ability to operate our business.
The ABL Credit Agreement that governs the New Revolving Credit Facility imposes significant operating and financial restrictions on us and our restricted subsidiaries, which may prevent us from capitalizing on business opportunities.
The ABL Credit Agreement that governs the New Revolving Credit Facility imposes significant operating and financial restrictions on us and our restricted subsidiaries. These restrictions limit our ability and the ability of our restricted subsidiaries to, among other things:
•incur or guarantee additional debt or issue disqualified stock or preferred stock;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments;
•incur certain liens;
•enter into transactions with affiliates;
•merge or consolidate;
•enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to the Company or the guarantors;
•prepay, redeem or repurchase certain indebtedness that is subordinated in right of payment to the New Revolving Credit Facility; and
•transfer or sell assets.
In addition, we are required to comply with a minimum level of availability under the New Revolving Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – ABL Credit Agreement”.
As a result of the restrictions described above, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.
Our failure to comply with the restrictive covenants described above as well as other terms of our indebtedness and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.
We may be required to repay the New Revolving Credit Facility prior to its stated maturity date under the Credit Agreement if the springing maturity feature is triggered or otherwise reserve amounts for repayment of indebtedness.
The New Revolving Credit Facility has a stated maturity date of August 13, 2030, but includes a springing maturity feature that will cause the stated maturity date to spring ahead to the date that is 91 days prior to the maturity date of material indebtedness (as defined therein) if such material indebtedness remains outstanding on such 91st day. In certain other cases, the Credit Agreement requires the Company to establish, on such 91st day, a reserve in an amount equal to the aggregate principal amount of indebtedness coming due. If such features are triggered, we will be required to pay all amounts outstanding under the New Revolving Credit Facility sooner than they would otherwise be due or establish reserves to repay such maturing indebtedness. We may not have sufficient funds available to pay or reserve such amounts at that time, and we may not be able to raise additional funds to pay or reserve such amounts on a timely basis, on terms we find acceptable, or at all.
Financial Risks
We have a recent history of net losses and negative cash flow and may not achieve consistent profitability or positive cash flow in the future.
We have incurred substantial losses and negative cash flow in recent periods. During the nine months ended October 4, 2025, fiscal years 2024 and 2023, we generated a net loss attributable to Fossil Group, Inc. of $60.0 million, $102.7 million, and $157.1 million, respectively. While our cash flow provided by operating activities was $46.7 million in fiscal year 2024, we used cash in operating activities of $73.1 million, $59.5 million and $110.9 million during the nine months ended October 4, 2025, fiscal year 2023 and fiscal year 2022, respectively. We will need to generate and sustain increased net sales levels in future periods and reduce expenses in order to become profitable and generate consistent positive cash flow, and even if we do, we may not be able to maintain or increase our level of profitability and cash flow. If we cannot become profitable or generate positive cash flow, our business, results of operations and financial condition could be materially and adversely affected.
A significant portion of our cash, cash equivalents and investments are held by our foreign subsidiaries, which could negatively affect future liquidity needs.
As of October 4, 2025, $69.1 million, or approximately 87.2% of our cash and cash equivalents were held by our foreign subsidiaries. While we intend to use some of the cash held outside the U.S. to fund our international operations, when we encounter a significant need for liquidity in the U.S. or other locations that we cannot fulfill through other internal or external sources, our liquidity requirements could necessitate transfers of existing cash balances between our subsidiaries or to the U.S. Some of our subsidiaries are located in jurisdictions that require foreign government approval before a cash repatriation can occur. If we are unable to transfer existing cash balances in such a situation, our business, results of operations and financial condition could be materially and adversely affected.
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
The IEEPA tariffs on products of China currently take the form of two separate tariff actions, (1) an action relating to illicit drug supply chains as of February 2025, amounting to 10% ad valorem as of November 10 (down from a 20% ad valorem rate imposed since February); and (2) “reciprocal” tariffs of 10% as of May 14, 2025. Our products sourced from China are subject to these IEEPA tariffs in addition to the Section 301 tariffs above.
We continue to monitor tariff developments that pose potential risks. In this fast-paced international trade environment, we also monitor developments for any negotiated resolutions to offset some of the tariff exposure. While certain trade deals have been publicly announced, increased tariff rates generally remain in effect for most U.S. trading partners, and the global trade environment remains volatile.

We have joined litigation before the U.S. Court of International Trade challenging the legality of the Section 301 List 3 and List 4A tariffs and seeking refunds of duties paid on imports that were subject to those tariffs. That litigation is ongoing in the appeal stages. We are also closely monitoring ongoing litigation challenging the legality of the IEEPA tariffs, which was recently heard by the U.S. Supreme Court, and analyzing options for refunds depending on the outcome of the case.
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
Certain of the Company’s material contracts may contain termination clauses which could be triggered by the currently contemplated restructuring plan.
The Company may be party to certain material contracts that contain termination provisions which may be triggered by the currently contemplated restructuring plan. Certain of these material contracts might also be terminable as a result of insolvency-related events. There can be no assurance that the Company has identified all contracts material to its business with termination clauses that may be triggered by a restructuring plan or insolvency-related events. If the Company triggers such a termination clause in any of its material contracts (or in a number of contracts that, when looked at together, are material to its business) and a consent or waiver is not obtained from the relevant counterparty, such counterparty may terminate or threaten to terminate the contract, which could have a material adverse effect on the Company’s business, operating results, financial condition or prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the repurchases of our common stock during the Third Quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 3, 2025 - August 30, 2025………	2,500,000	$1.81	2,500,000	$15,474,982
Total………………………………..........	2,500,000		2,500,000

Item 5. Other Information
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended October 4, 2025.

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

3.3	Fifth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 3, 2017).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on August 13, 2025).

10.1	Exchange Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 13, 2025).

10.2	Transaction Support Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 14, 2025).

10.3	Credit Agreement (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on August 14, 2025).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

FOSSIL GROUP, INC.

November 13, 2025	/S/ RANDY GREBEN
Randy Greben
Chief Financial Officer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)