Form 10-K
period 2026-01-03
Fossil Group, Inc.
filed 2026-03-12
CIK 883569

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	January 3, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock, $0.01 par value per share, held by non-affiliates of the registrant, based on the last sale price of the common stock as reported by the NASDAQ Global Select Market on July 3, 2025 was $86.8 million. For purposes of this computation, all officers, directors and 10% non-passive beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% non-passive beneficial owners are, in fact, affiliates of the registrant.
As of March 6, 2026, 58,355,464 shares of common stock were outstanding.
_________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be furnished to shareholders in connection with its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

FOSSIL GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 3, 2026

        In this Annual Report, references to “we,” “our,” “us,” "Fossil," "Fossil Group" and the “Company” refer to Fossil Group, Inc., including its consolidated subsidiaries as of January 3, 2026 ("fiscal 2025"), December 28, 2024 ("fiscal 2024") and December 30, 2023 ("fiscal 2023").
NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Annual Report"), including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Business,” contains forward-looking statements based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and generally may be identified by terms such as “believe,” “may,” “will,” “should,” “seek,” “forecast,” “outlook,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “potential,” “plan,” “expect” or the negative or plural of these words or similar expressions. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the U.S. Securities and Exchange Commission (the "SEC"). In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by any deterioration in the global business and economic environment. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law.

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
•our ability to execute our e-commerce business strategy;
•consumer acceptance of designs, features and products;
•our ability to grow our sales is dependent on our business strategy;
•rapidly changing regulatory requirements and political scrutiny of sustainability matters; and
•climate change and other environmental impacts.

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
•loss or shutdown of key facilities;
•fluctuations in the price, availability and quality of raw materials and any impact of inflation;
•problems with, or loss of, assembly factories or manufacturing sources;
•we do not maintain long-term contracts with our customers;
•we face intense competition in the specialty retail and e-commerce industries and some competitors are substantially larger than us;
•we face competition from traditional accessory competitors as well as technology companies;

•any material disruption of our information systems;
•factors affecting international commerce and our international operations;
•changes in economic and social conditions in Asia, particularly in China, and disruptions in international travel and shipping;
•foreign government regulations and U.S. trade policy; and
•loss of key senior management or failure to attract and retain key employees.

Risks related to our Indebtedness

•our substantial indebtedness could adversely affect our competitiveness, our liquidity, our operations, and our ability to obtain additional financing;
•the covenants in our debt agreements, including the Credit Agreement and Notes Indenture (each as defined below), may restrict our ability to operate our business and to pursue our business strategies;
•events of default under our debt agreements, which could lead to bankruptcy or liquidation;
•we may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage;
•the availability under the New Revolving Credit Facility (as defined below) is limited, is subject to seasonal fluctuations, and is subject to the discretion of the lenders;
•we may not be able to generate sufficient cash flows to meet our debt service obligations;
•we may be required to repay the New Revolving Credit Facility prior to its stated maturity date;
•we may be required to repay the New Revolving Credit Facility and repurchase the Notes (as defined below) upon a change of control;
•we could face a downgrade in our debt ratings;
•our indebtedness exposes us to interest rate risk; and
•we may be unable to repay or refinance the New Revolving Credit Facility or the Notes at maturity.
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
•our license agreements may require minimum royalty commitments, regardless of the level of product sales under these agreements; and
•foreign currency fluctuations.

Legal, Compliance and Reputational Risks

•a data security or privacy breach;
•violations of laws and regulations, or changes to existing laws or regulations in the U.S. or internationally;
•tariffs or other restrictions placed on imports, particularly from China, and any retaliatory trade measures taken by China;
•loss of our intellectual property rights;
•an infringement of the intellectual property rights of others; and
•failure by an independent manufacturer or license partner to use acceptable labor practices, otherwise comply with laws or suffer reputation harm.

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
•the effects of economic cycles, terrorism, acts of war, military actions and retail industry conditions;
•foreign government regulations and U.S. trade policy;
•any impacts from pandemics and actions taken by governments, businesses, and individuals in response to pandemics; and
•inherent limitations in control systems could lead to error or fraud that is not detected.

Trademarks, service marks, trade names and copyrights
We use our FOSSIL, MICHELE, RELIC, SKAGEN and ZODIAC trademarks, as well as other trademarks, on watches, our FOSSIL and SKAGEN trademarks on jewelry, and our FOSSIL trademark on leather goods and other fashion accessories in the U.S. and in a significant number of foreign countries. We also use FOSSIL, WATCH STATION INTERNATIONAL and WSI as trademarks on retail stores and FOSSIL, SKAGEN, ZODIAC and MICHELE as trademarks on online e-commerce sites. This Annual Report may also contain other trademarks, service marks, trade names and copyrights of ours or of other companies with whom we have, for example, licensing agreements to produce, market and distribute products. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this Annual Report may be listed without the TM, SM, © and ® symbols, as applicable, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors, if any, to these trademarks, service marks, trade names and copyrights.

PART I
Item 1. Business
Company
We are a design, innovation and distribution company specializing in consumer fashion accessories. Our products include watches, jewelry, handbags, small leather goods, belts and sunglasses. We design, develop, market and distribute products under our owned brands FOSSIL, SKAGEN, MICHELE, RELIC and ZODIAC and licensed brands ARMANI EXCHANGE, DIESEL, EMPORIO ARMANI, MICHAEL KORS, SKECHERS and TORY BURCH. Based on our range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.

Operating Strategy

In September 2024, we appointed Franco Fogliato as Chief Executive Officer and a member of the Company's Board of Directors (the "Board") and moved quickly to implement change and create a plan to return the Company to profitable growth (the "Turnaround Plan"). Our Turnaround Plan was centered on three key areas: (i) refocusing on our core, (ii) rightsizing our cost structure, and (iii) strengthening our balance sheet. The first key area, refocusing on our core, included workstreams such as:

•building an operating model that is brand-led and consumer focused;
•returning to our core businesses with a renewed focus on traditional watches;
•improving our go-to market execution;
•launching a new FOSSIL brand platform;
•leveraging our major licensed brands;
•optimizing our wholesale global footprint; and
•driving channel profitability.

The second key area of our Turnaround Plan, rightsizing our cost structure, was focused on aligning our cost structure to our newly defined strategy. In fiscal 2025, we achieved selling, general and administrative ("SG&A") cost savings of approximately $100 million, as compared to fiscal 2024, through initiatives including a corporate workforce reduction, a reduction in costs as a result of our transition in certain smaller international markets to a distributor model, and the closing of 49 underperforming retail stores.

Under our third key area, strengthening our balance sheet, we pursued initiatives to monetize non-core assets, improve working capital and bolster liquidity. In August 2025 we entered into a new revolving credit facility, replacing our previous revolving credit facility, and in November 2025, we consummated our previously announced exchange offer and concurrent rights offering pertaining to our 7.00% senior notes that were due in 2026.

For 2026 and beyond, we are progressing our Turnaround Plan, with a focus on three new strategic pillars: (i) driving profitable growth, (ii) optimizing our operating model, and (iii) building shareholder value. Over the next three years, this evolution of our strategic pillars is expected to generate a return to top line growth and improved operating margins and free cash flows.

As part of our driving profitable growth initiative, we plan to further leverage the FOSSIL brand platform to propel innovation, deepen consumer engagement through storytelling, and drive the traditional watch business with a focus on icons and collaborations, as well as develop premium products including those assembled in America. Driving profitable growth initiatives will also include modernizing point of sale expression, focusing on top customers in key markets, stabilizing our e-commerce business through investments in search and navigation, and reducing the pace of store closures.

Our second strategic pillar, optimizing our operating model, is focused on (i) sharpening our go-to-market execution to elevate point of sale engagement, reduce complexity and improve business agility, (ii) strengthening our digital and technology infrastructure, (iii) delivering best-in-class supply chain performance, and (iv) establishing an emerging brands organization to institutionalize entrepreneurship and build the next scalable growth brand in our portfolio.

Under our third strategic pillar, building shareholder value, we plan to generate improved free cash flow from operations, strategically deploy capital toward investing for growth and reducing debt, and deliver strong returns on invested capital.

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

Brand Building

Our ambition is to capture a greater share of the growing global accessories market with a collection of the world's most distinctive brands. We are investing in and strengthening our core brands within our diverse owned and licensed portfolio, connecting with customers across price points, channels, geographies and styles.

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

Licensed Brands
Our main licensed brands include ARMANI EXCHANGE, DIESEL, EMPORIO ARMANI, MICHAEL KORS, SKECHERS and TORY BURCH. As a result of our vertical integration, we are uniquely positioned to launch an accessory category, such as watches, in partnership with a licensor in a timely and consistent manner. Many of our main licensing relationships are exclusive for the brands we license and include traditional watches, and for certain other brands, jewelry.

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

	Fiscal Year
	2025		2024		2023
	Dollars	% Change	Dollars	% Change	Dollars
Net sales
Proprietary	$489.5	(16.8)%	$588.1	(18.4)%	$720.4
Licensed	475.3	(6.6)	509.1	(19.3)	631.0
Other	39.6	(17.2)	47.8	(21.6)	61.0
Total	$1,004.4	(12.3)%	$1,145.0	(18.9)%	$1,412.4
Traditional Watches
Watches are our core global business. Sales of watches for fiscal years 2025, 2024 and 2023 accounted for approximately 82.3%, 78.4% and 77.6%, respectively, of our consolidated net sales.
Licensed Brands
We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain globally recognized fashion brands. The following table sets forth information with respect to our main watch licenses:

Brand	Expiration Date [1]
ARMANI EXCHANGE	12/31/2027
DIESEL	12/31/2027
EMPORIO ARMANI	12/31/2027
MICHAEL KORS	12/31/2027
SKECHERS	12/31/2029
TORY BURCH	12/30/2028
___________________________________________________________________
(1) Subject to early termination in certain circumstances

Fashion Accessories
In addition to our core watch business, we also design and create handbags, small leather goods, and belts across certain of our owned brands and jewelry under our owned brands and certain licensed brands. In the U.S. and certain international markets, we generally market our fashion accessory lines through the same distribution channels as our watches using similar marketing approaches. Our fashion accessories are typically sold in locations adjacent to watch departments, in store or online, which may lead to purchases by persons who are familiar with our watch brands. Sales of our accessory lines accounted for 16.0%, 19.7% and 20.5% of our consolidated net sales in fiscal years 2025, 2024 and 2023, respectively.
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
Stores

Our products are sold across approximately 132 countries worldwide through 21 Company-owned sales subsidiaries and through a network of 74 independent distributors. Our network of Company-owned stores included 88 retail stores and 111 outlet stores primarily operated under the FOSSIL brand as of January 3, 2026. In certain international markets, our products are also sold online and through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks.
We also operate a limited number of stores under the WATCH STATION and WSI names, in which we offer certain of our owned and licensed brand products to curate a unique collection of designer watches and jewelry for women and men. We offer a robust online and in-store experience in the United States, Europe and Asia that connects our customers to the stories, trends and latest innovations in the world of watches.

Marketing
Our marketing approach meets the consumer wherever they are, both online and offline. We create the best possible brand experience through a blend of art and science, which means that we prioritize both data-driven decision-making and creativity in our marketing approach. At our core, we are storytellers and demand generators and have the ability to craft beautiful products and deliver memorable brand experiences.

We have an in-house global marketing team with representation across our regions serving both our owned and licensed brands to better connect with consumers and drive sustained engagement and awareness. This capability works across channels, including digital marketing, social media, social commerce, email marketing, Customer Relationship Management, partner marketing and brand and performance media. We are also experienced brand builders, with in-house brand development, PR, content and integrated marketing teams, in addition to a dynamic global creative studio.

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

Digital
Our holistic e-commerce efforts include three forms of digital channels. First, our owned global e-commerce websites for our brands deliver mobile-friendly experiences, personalized content, and seamless omni-channel integration with retail stores, including buy online pick up in store, curbside pickup and ship from store. Second, we sell our products to leading third-party online retailers and our wholesalers’ e-commerce websites. Third, we directly sell to consumers on major third-party platforms. We plan to enhance our e-commerce capabilities in fiscal year 2026, with a focus on improving the end-to-end consumer experience, creating stronger customer relationship management ("CRM") journeys via first party data and bringing more engaging and accessible experiences across our channels.

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
Our quality control program attempts to ensure that our products meet the standards established by our product development and quality staff. Development samples of products are inspected by us prior to placing orders with factories to ensure compliance with our designs. We also typically inspect or audit inspections of "end of production" samples for compliance through our field quality teams. Additionally, we conduct regular business reviews with key assemblers to ensure adherence to our production and quality control programs. We also analyze repairs and returns to detect patterns for the purpose of conducting root cause analysis to fix any potential deviations from our production and quality control programs. The operations of the Hong Kong SAR and mainland Chinese factories that produce our products are monitored on a periodic basis by Fossil East.

Intellectual Property
We use our FOSSIL, MICHELE, RELIC, SKAGEN and ZODIAC trademarks, as well as other trademarks, on watches, our FOSSIL and SKAGEN trademarks on jewelry, and our FOSSIL trademark on leather goods and other fashion accessories in the U.S. and in a significant number of foreign countries. We also use FOSSIL, WATCH STATION INTERNATIONAL, and WSI as trademarks on retail stores and FOSSIL, SKAGEN, ZODIAC and MICHELE as trademarks on online e-commerce sites. We have taken steps to establish or provide additional protection for our trademarks by registering or applying to register our trademarks for relevant classes of products in each country where our products are sold in addition to certain foreign countries where it is our intent to market our products in the future. We also have rights in certain copyrights and designs both in the United States and in other countries where our products are principally sold.

We continue to explore innovations in the design and assembly of our products. As a result, we have been granted, and have pending, various U.S. and international design and utility patents related to certain product designs, features, and technologies. As of January 3, 2026, none of our patents were material to our business.
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
Significant Customer
No customer accounted for 10% or more of our consolidated net sales in fiscal years 2025, 2024 or 2023.
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

In addition, we face intense competition in the watch market from smartwatches from technology brands such as Apple, Garmin, Google and Samsung, and from fitness brands such as Fitbit. Many of these brands have significantly more resources than we do in areas such as product development and marketing. While we did compete in the smartwatch category for a number of years, we exited this category to focus our resources on our traditional watch offerings. We believe our design and branding are strong competitive advantages in the traditional watch market.

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
The Trump Administration, during its first term from 2017 to 2021, imposed certain tariffs and retaliatory tariffs, as well as other trade restrictions on products and materials. In early 2025, the Trump Administration announced significant new tariffs on foreign imports into the U.S., including from China. Throughout 2025, U.S. trade policies experienced rapid changes and significant volatility, including tariff increases imposed under multiple legal authorities and retaliatory actions by foreign countries. In February 2026, the Supreme Court of the United States held that the President of the United States is not authorized to impose tariffs under the International Economic Emergency Powers Act (“IEEPA”), resulting in the elimination of certain higher tariff rates against most major trading partners, including China. However, the U.S. administration almost immediately instituted new tariffs against most major trading partners, and has previewed future actions that could restore or exceed the level of the IEEPA tariffs.
Tariffs negatively impacted our gross margin by approximately 140 basis points during fiscal 2025. Future adverse effects on our financial results will likely continue if tariff levels persist, continue to rise, or remain volatile, especially for goods imported from China. We have been developing and implementing mitigation strategies (such as price increases and sourcing changes, among others) and determining future implementation timelines. The process for obtaining refunds from IEEPA duties is currently unclear, but we are analyzing available options to preserve our refund rights and expect further guidance from U.S. customs and lower courts that may allow us to recoup these costs.
General
We are subject to laws regarding customs, tax, employment, privacy, truth-in-advertising, consumer product safety, zoning and occupancy and other laws and regulations that regulate and/or govern the importation, promotion and sale of consumer products and our corporate, retail and distribution operations.

Compliance and Trade
Code of Conduct for Manufacturers ("Manufacturer Code")
We are committed to ethical and responsible conduct in all of our operations and respect for the rights of all individuals. We strive to ensure that human rights are upheld for all workers involved in our supply chain, and that individuals experience safe, fair and non-discriminatory working conditions. We maintain the Fossil Group Human Rights Policy that further supports our commitment to human rights within our entire supply chain.
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

Information Systems
Enterprise Resource Planning
We utilize SAP ERP in our U.S. operations and throughout most of our European operations to support our human resources, sales and distribution, inventory planning, retail merchandising and operational and financial reporting systems of our business, and Navision in our Asian operations to support many of the same functions on a local country level. We also use tools provided by Salesforce, Inc. to globally support our brand websites, marketing and customer initiatives.

Enterprise Performance Management Systems

We have implemented customized Hyperion financial reporting software from Oracle Corporation. The software increases the efficiency of our consolidation and reporting process and provides a more dynamic way to view and analyze data. The Hyperion planning tool also provides more dynamic and robust budgeting and forecasting capabilities.
Consumer Facing System
We leverage global cloud based solutions in mobile point-of-sale across our retail stores globally as well as global direct e-commerce. These systems allow us to better serve our customers across multiple channels and are the foundation of our omni-channel capabilities.
Customer Data Platform and CRM
We utilize a next generation, cloud-based customer data platform to better capture, identify, and manage our customer narrative and further enable our sales programs and interactive marketing initiatives in a more personalized, secure and dynamic manner. Our CRM and marketing efforts will be increasingly robust throughout 2026 and into 2027, as we re-baseline the CRM platform and complete iterative expansions in leveraging its capabilities for consumer journey and personalization experiences.
Customer Master Data
Our master customer data is stored in a cloud native, industry standard design based on the Google Cloud Platform architecture, in order to better secure and improve the long-term performance and integration for future key marketing, analytics, artificial intelligence, and sales systems.
Human Capital Resources
As of January 3, 2026, our global workforce was approximately 4,500 employees, which includes 3,200 employees based in our international subsidiaries. None of our domestic or foreign-based employees are represented by a trade union; however, certain European-based employees engage in works councils that negotiate with management on behalf of applicable employees.

Geographic Composition
Our global workforce spans the Americas (41%), Europe (24%), and Asia-Pacific (35%). In Asia-Pacific, a significant number of our employees are in India (20%).
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
Corporate Social Responsibility ("CSR") & Sustainability
As part of our “Make Time for Good” CSR strategy, we focus on:
•Good for the Planet: Reducing our environmental footprint through sustainable design and operations.
•Good for Communities: Supporting empowerment initiatives and local community well-being.
•Good for People: Promoting a workplace culture grounded in professionalism and employee development.
Our CSR report is available at https://www.fossilgroup.com/sustainability/
Governance & Oversight
Our Board and related committees actively oversee human capital management, including:
•Nominating & Corporate Governance Committee: CSR matters oversight.
•Audit Committee: Monitoring enterprise risks, compliance with the Code of Conduct, and ethics policies.

•Compensation & Talent Management Committee: Reviewing compensation, benefits, and executive performance goals.

Summary
Our commitment to human capital management is integral to our long-term success and business strategy. By fostering a high-performance culture, investing in leadership development, and prioritizing employee engagement, we continue to strengthen our workforce to drive sustainable growth. Our focus on our current workforce along with structured succession planning and competitive compensation practices, ensures that we attract and retain top talent while maintaining a dynamic professional and inclusive workplace.

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

Our ability to grow our sales is dependent on the successful implementation of our business strategy. Beginning in 2026, this includes (i) driving profitable growth, (ii) optimizing our operating model, and (iii) building shareholder value. If we are not successful in the expansion or development of our product offerings, our new products are not profitable or do not generate sales comparable to those of our existing businesses, we are unable to successfully execute our business strategy or our restructuring and savings program does not achieve our desired results, our results of operations could be negatively impacted.

We also operate FOSSIL brand stores and other watch stores globally to further strengthen our brand image. As of January 3, 2026, we operated 199 stores worldwide. The costs associated with leasehold improvements to current stores and the costs associated with opening new stores and closing low performing stores, particularly those stores that have seen a significant reduction in traffic, could materially increase our costs of operation and result in impairment charges.
Rapidly changing, and in some cases diverging, sustainability-related regulatory requirements and political scrutiny of sustainability matters could result in additional costs or risks and adversely impact our reputation.
Many jurisdictions in which we and our suppliers operate have enacted or are considering enacting “sustainability” legislation and regulations. While certain jurisdictions in which we operate have challenged or rolled-back sustainability legislation and regulations, others have become more prescriptive. These developments have resulted in a fragmented and, at times, conflicting compliance environment. Such proposed and/or enacted regulations include new or expanded disclosure requirements regarding sustainability, recycling, emissions and other climate-related information, including disclosure of climate-related risks, and may also require third-party assurance (e.g., through independent auditors) to provide some level of attestation to the accuracy of such disclosures. Our ability to comply with any such new sustainability and/or climate laws and regulations may lead to increased costs and operational complexity and/or we may be required to divert costs and resources away from other business priorities in order to comply with any such requirements. In addition, it may become increasingly difficult to navigate differing political viewpoints around sustainability matters in the U.S., EU and many of the international locations in which we operate. Our failure or inability to comply with these regulations, to navigate heightened scrutiny of these matters in the current political landscape or to meet the standards included in any sustainability report we publish or disclosures we make could negatively impact investor decisions, our reputation, employee retention and/or the willingness of our customers and suppliers to do business with us, as well as expose us to government enforcement action and/or private litigation.
The risks associated with climate change and other environmental impacts could negatively affect our business and operations.
Our business is susceptible to risks associated with climate change, including through disruption to our supply chain, potentially impacting the production and distribution of our products and availability and cost of raw materials. Increased frequency and intensity of severe weather events due to climate change could increase the risk of a significant disruption to our operations, including at our global offices and warehouses and transportation and manufacturing partners. While we are addressing climate-related issues impacting our business through our enterprise risk management framework, there can be no assurance that we will be successful in achieving our climate-related goals and targets, including reducing our emissions. These goals and targets are based on a number of assumptions and estimates, and their achievement is subject to risks and uncertainties, including the availability and cost of lower-carbon alternatives and other inputs, the actions of our suppliers and partners and evolving (and in some cases, diverging) regulatory requirements across jurisdictions in which we operate. In addition, concern over climate change may result in new or additional legal, legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Failure, or perceived failure, to implement our strategy or achieve our goals could expose us to heightened regulatory scrutiny and/or damage our reputation, causing our investors, consumers or employees to lose confidence in our Company and brands, and negatively impact our operations, including through increased operating costs.
Operational Risks
Our supply chain may be disrupted by changes in U.S. trade policy with China or as a result of a pandemic.
We rely on domestic and foreign suppliers to provide us with merchandise in a timely manner and at favorable prices. Among our foreign suppliers, China is the source of a substantial majority of our imports.
We experienced increased international transit times and increased shipping costs for a majority of our products, in association with and primarily as a result of the COVID-19 pandemic. Any similar future disruption in the flow of our imported merchandise from China or a material increase in the cost of those goods or transportation without any offsetting price increases may significantly decrease our profits.
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
We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of products bearing the brand names of certain globally recognized fashion brands. We sell products under certain licensed brands, including, but not limited to, ARMANI EXCHANGE, DIESEL, EMPORIO ARMANI, MICHAEL KORS, SKECHERS and TORY BURCH. Sales of our licensed products accounted for 47.3% of our consolidated net sales for fiscal year 2025, including MICHAEL KORS product sales, which accounted for 19.2% of our consolidated net sales, and ARMANI product sales, which accounted for 10.1% of our consolidated net sales.
Our main third-party fashion brand license agreements have various expiration dates between the years 2027 and 2029. In addition, many of these license agreements require us to make minimum royalty payments, spend minimum amounts on marketing, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events. For example, our license agreement with MICHAEL KORS provides the licensor with a right to terminate some or all of the licensing rights if we fail to meet certain net sales thresholds for two consecutive years. If we are unable to achieve the minimum net sales thresholds, minimum marketing spend, restrictive covenants and/or other obligations of a license, we would need to seek a waiver for the non-compliance from the applicable licensor or amend the agreement to modify the thresholds, covenants or obligations or face the possibility that the licensor could terminate the license agreement before its expiration date. Though waivers may be obtained for non-compliance, we, or the licensor, may instead elect to modify or terminate the license agreement.
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
During fiscal 2025, our global comparable retail store sales decreased 23.3%. During fiscal year 2026, we anticipate closing a number of stores globally that have expiring lease terms. The success of our retail business depends, in part, on our ability to close low performing stores and to renew existing leases for better performing stores on terms that meet our financial targets. Our ability to close low performing stores and to renew leases for better performing stores on favorable terms and to operate them on a profitable basis will depend on various factors, including our ability to:
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

Fluctuations in the price, availability and quality of the raw materials used in our products could have a material adverse effect on our cost of sales or ability to meet our customers' demand. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including natural resources, increased freight costs, increased labor costs, especially in China, increased component costs and weather conditions. Inflation rates in the U.S. and certain international markets have been elevated in recent years. While we have increased the prices of a number of our products as a result and may implement other price increases in the future, we may not be able to pass on all, or a significant portion of, such higher raw materials prices to our customers or such price increases may not be accepted by our customers, which could impact our margins or result in lost revenues.
We rely on third-party assembly factories and manufacturers; and problems with, or loss of, assembly factories or manufacturing sources could harm our business and results of operations.
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
There is intense competition in each of the businesses in which we compete. In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches and accessories from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories domestically. In addition, we face strong competition in the watch category from technology companies that offer alternatives to our traditional watches, such as Apple, Garmin, Google and Samsung. Many of these technology competitors have significantly greater financial, distribution, advertising and marketing resources than us. Our results of operations and market position may be adversely affected by our competitors and their competitive pressures in the watch and fashion accessory industries.

Any material disruption of our information systems could disrupt our business and reduce our sales.

We are increasingly dependent on information systems to operate our websites, process transactions, store customer information, manage inventory, monitor sales and purchase, sell and ship goods on a timely basis. We utilize SAP ERP in our U.S. operations and throughout most of our European operations to support our human resources, sales and distribution, inventory planning, retail merchandising and operational and financial reporting systems of our business, and Navision in our Asian operations to support many of the same functions on a local country level. We also use tools provided by Salesforce, Inc. in our CRM initiatives. We have implemented a new global point of sale system for our retail stores. We may experience operational problems with our information systems as a result of system failures, viruses, ransomware, cyber attack, computer "hackers" or other causes. These risks may be heightened as a result of our workforce that works remotely. In addition, as artificial intelligence (“AI”) technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create new sophisticated attack methods that are increasingly automated, targeted and coordinated and more difficult to defend against. Any material disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost, unavailable or delayed, which could result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. Moreover, the failure to maintain, or a disruption in, financial and management control systems could have a material adverse effect on our ability to respond to trends in our target markets, market our products and meet our customers' requirements.
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
During fiscal 2025, we generated 67.4% of our net sales from outside of the U.S. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, some of which are discussed in more detail, including:
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
We depend on our senior management and other key personnel. We do not have "key person" life insurance policies for any of our personnel. Competition for qualified personnel in the fashion industry is intense. Our ability to attract and retain employees is influenced by our ability to offer competitive compensation and benefits, employee morale, our reputation, our financial performance, recruitment by other employers, perceived internal opportunities and macro unemployment rates. We appointed a new Chief Executive Officer in September 2024 and added a number of new members on our executive team in 2025. The loss of any of our executive officers or other key employees could harm our business.
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
Risks Related to our Indebtedness
We are highly leveraged. Our substantial indebtedness and the corresponding cash debt service obligations could adversely affect our competitiveness, our liquidity, our operations, and our ability to obtain additional financing.

As of January 3, 2026, we had $205.1 million of outstanding indebtedness, not including $18.5 million of debt issuance costs and $8.8 million of original issuance discount.

On November 8, 2021, we sold $150 million aggregate principal amount of our 7.00% Senior Notes due 2026 (the “Prior Notes”). On August 13, 2025, we entered into a Transaction Support Agreement (the “Transaction Support Agreement”) with certain holders of the Prior Notes (the “Consenting Noteholders”) representing ownership of approximately 59% of the aggregate principal of the Prior Notes.

On August 13, 2025, we entered into a Credit Agreement (as amended from time to time, the “Credit Agreement”), with the lenders from time to time party thereto (the “Lenders”), ACF FINCO I LP, as administrative agent on behalf of the Lenders, and the other loan parties from time to time party thereto. Pursuant to the Credit Agreement, the Lenders have provided financing commitments to the Company under a senior secured asset-based revolving credit facility (the “New Revolving Credit Facility”) in an aggregate principal amount of $150 million.

On November 13, 2025, we consummated an offer to exchange (the “Exchange Offer”) with respect to the Prior Notes and our concurrent rights offering (the “Rights Offering”) pursuant to a restructuring plan under Part 26A of the UK Companies Act 2006 (as amended) (the “Restructuring Plan” and together with the Exchange Offer and the Rights Offering, collectively, the “Transactions”). In connection with the consummation of the Transactions:

•Noteholders that participated in the Rights Offering and Exchange Offer (the “New Money Participants”) (i) provided an aggregate of $32.5 million of incremental, new money financing in exchange for (x) $32.5 million aggregate principal amount of 9.50% First-Out First Lien Secured Senior Notes due 2029 (the “First-Out Notes”) and (y) 954,070 shares of common stock, par value $0.01 (“Common Stock”), (ii) exchanged $120.2 million aggregate principal amount of Prior Notes on a dollar-for-dollar basis for $120.2 million aggregate principal amount of First-Out Notes, and (iii) received $0.9 million aggregate principal amount of First-Out Notes as a consent premium pursuant to the terms of the Transactions (the “Consent Premium”).

•Noteholders that did not participate in the Rights Offering (the “Non-New Money Participants”) (i) received $29.8 million aggregate principal amount of 7.50% Second-Out Second Lien Secured Senior Notes due 2029 (the “Second-Out Notes”; the Second-Out Notes, together with the First-Out Notes, collectively, the “Notes”) on a dollar-for-dollar basis for $29.8 million aggregate principal amount of Prior Notes held by such Non-New Money Participants, and (ii) received $53,858 aggregate principal amount of Second-Out Notes as a Consent Premium. Only Non-New Money Participants that tendered their Notes in the Exchange Offer and consented to the Restructuring Plan received the Consent Premium.
•All $150 million aggregate principal amount of Prior Notes outstanding were cancelled.
We paid $16.1 million of interest during fiscal 2025.

Our high level of indebtedness and corresponding high cash debt service obligations could have important consequences, including the following:

•we may not be able to incur additional debt;
•we may not be able to sell equity;
•we may not be able to sell assets;
•we are more highly leveraged than some of our competitors, which may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;
•they may make us more vulnerable to a downturn in our business or general adverse economic, regulatory and industry conditions, including rising tariffs;
•they may increase our cost of borrowing;
•they may limit our ability to reinvest in our business;
•they may limit our ability to refinance our indebtedness;
•there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing as needed;
•they may make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing such indebtedness;
•they may require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, business development and other purposes; and
•they may compromise our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors.

Our ability to meet our debt service obligations is dependent upon our ability to maintain and improve our operating performance, which is subject to general economic and competitive conditions and to financial, legislative, regulatory, business and other factors, many of which are beyond our control.

If we are unable to meet our debt service obligations, we could be forced to sell assets, restructure or refinance our debt or raise additional capital through sales of equity or debt. We may be unable to take any of these actions on satisfactory terms or in a timely manner or at all, due to many factors, including our high level of indebtedness. Any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions.
Our debt agreements subject us to certain covenants and other provisions that may restrict our ability to operate our business and to pursue our business strategies.

The indentures governing the Notes (the “Notes Indentures”) and the Credit Agreement governing the New Revolving Credit Facility subject us to certain covenants, which may restrict our ability to operate our business and to pursue our business strategies. These covenants restrict our ability to, among other things:

•incur or guarantee additional debt or issue disqualified stock or preferred stock;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments;
•incur certain liens;
•enter into transactions with affiliates;
•merge or consolidate;
•enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to the Company or other subsidiaries;
•pay, purchase, repurchase, redeem, defease, acquire, retire, cancel or terminate certain indebtedness; and
•transfer or sell assets.

    These restrictions on our ability to operate our business could seriously harm our business and our ability to grow in accordance with our growth strategy.

As a result of these restrictions, we may be:
•limited in how we conduct our business;
•limited in our ability to take advantage of mergers and acquisitions and other corporate opportunities;
•unable to raise additional debt or equity financing;
•unable to refinance our debt;
•unable to sell underperforming assets; and
•unable to compete effectively or to take advantage of new business opportunities.

The Credit Agreement also requires that Availability (as defined in the New Revolving Credit Facility) may at no time be less than the greater of 10% of the Line Cap (as defined in the New Revolving Credit Facility) and $12.5 million. In order to maintain compliance with this financial covenant, we may be limited in how we conduct our business, and may not be able to compete effectively.

In addition, a material portion of our assets, including our accounts receivable, inventory and intellectual property, are pledged to secure our obligations under our debt agreements. These assets cannot be used as collateral for any other financings unless we amend, refinance or terminate our existing debt agreements. As a result, it may be difficult for us to raise additional debt financing.

Our failure to comply with the covenants and other provisions contained in our debt agreements, including as a result of events beyond our control, could result in events of default under our debt agreements, which could lead to bankruptcy or liquidation.

If we fail to comply with a covenant or other provision in one of our debt agreements, an event of default may occur under that agreement, and may result in a cross-default under our other debt agreements. We may not be able to maintain Availability (as defined in the New Revolving Credit Facility) at the level required under the Credit Agreement. In addition, the occurrence of certain specified change of control events would cause events of default under the Credit Agreement and the Notes

In some cases, events beyond our control may cause an event of default to occur.

If an event of default occurs and is not cured, we could be forced to seek a waiver from our lenders or noteholders, as applicable, or to attempt to negotiate an amendment to the applicable debt agreement. Our lenders might not be willing to provide a waiver or amendment, or might require fees or modifications to the terms of our debt agreements that might have an adverse impact on us. In lieu of seeking a waiver or amendment, or if we are unable to obtain a waiver or amendment on terms acceptable to us, we might attempt to refinance our indebtedness. There is no assurance that we would be able to refinance our indebtedness on commercially reasonable terms, or at all.

If an event of default is continuing and we are not able to successfully obtain a waiver or amendment or refinance our indebtedness, our lenders or noteholders could accelerate the maturity of our indebtedness. In such event, we may not be able to repay or refinance our indebtedness.

A material portion of our assets are pledged to secure our obligations under our debt agreements. If an event of default is continuing under any of our debt agreements, the lenders or noteholders under that debt agreement could seek to enforce their liens against our assets. In such event, we could be forced to file bankruptcy or enter other insolvency proceedings to attempt to prevent the foreclosure. There is no assurance that insolvency proceedings would prevent a foreclosure. In addition, we operate in multiple jurisdictions outside of the United States, and in some jurisdictions, insolvency proceedings are not similar to proceedings under the U.S. Bankruptcy Code. If an event of default occurs and is continuing, we may be forced to cease operations, and our assets could be liquidated to pay our lenders and other creditors.

In addition, an event of default under the Credit Agreement would permit the lenders to terminate all commitments to extend further credit under the Credit Agreement, even if the lenders have not exercised other remedies against us. The termination of the commitments under the Credit Agreement could result in a disruption to our business, and could leave us with insufficient liquidity to meet our obligations, including working capital, debt service and capital expenditures.

Despite our current indebtedness levels, we may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

Despite our current indebtedness levels, we may still be able to incur substantial additional indebtedness in the future. Although the Credit Agreement and the Notes Indentures contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness that may be incurred in compliance with these restrictions could be substantial. If we incur additional debt above the levels that are currently in effect, the risks associated with our leverage, including those described above, would increase. In addition, as of January 3, 2026 we had $66.9 million of availability to incur additional indebtedness under the New Revolving Credit Facility. Further, the restrictions in the Notes Indentures and the Credit Agreement will not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined in such debt instruments.

The maximum amount that we are permitted to borrow under the New Revolving Credit Facility is limited, is subject to seasonal fluctuations, and is subject to the discretion of the lenders, which may adversely affect our liquidity, results of operations and financial position.

The New Revolving Credit Facility provides that the lenders thereunder may extend revolving loans in an aggregate principal amount not to exceed $150 million at any time outstanding, subject to the borrowing base availability limitations. As of January 3, 2026, we had $16.0 million outstanding under the New Revolving Credit Facility and available borrowing capacity of $66.9 million.

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

The New Revolving Credit Facility provides the administrative agent with considerable discretion to impose reserves and to determine that certain assets are not eligible for inclusion in our borrowing base, which could materially reduce the maximum amount that we are able to borrow at any one time under the New Revolving Credit Facility. There can be no assurance that the administrative agent will not impose additional reserves or exclude other assets from our borrowing base. If they do so, such actions could materially reduce our availability under the New Revolving Credit Facility, which could materially and adversely impact our liquidity and our ability to operate our business.

We may not be able to generate sufficient cash flows to meet our debt service obligations and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to meet our debt service obligations, is dependent upon our ability to maintain and improve our operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which are beyond our control. Although we believe we have sufficient sources of liquidity to meet our anticipated requirements for debt service through the next twelve months, if our operating results do not meet our expectations or if we experience adverse financial, business and other factors that we do not currently anticipate, we could fail to meet our debt service requirements.

If we are unable to meet our debt service requirements, we could be forced to sell assets, restructure or refinance our debt or raise additional capital through sales of equity or debt. We may be unable to take any of these actions on satisfactory terms or in a timely manner or at all, due to many factors, including our high level of indebtedness. Any of these actions may not be sufficient to allow us to service our debt obligations. Our existing debt agreements limit our ability to take certain of these actions, and in some cases impose limitations on the use of proceeds that we might receive from such actions. Our failure to generate sufficient operating cash flow to pay our debt service obligations could cause events of defaults under our debt agreements, which could lead to the termination of the commitments under the New Revolving Credit Facility, the acceleration of the indebtedness under our debt agreements, and the institution by our lenders and noteholders of foreclosure or other enforcement proceedings against their collateral. If that were to occur, we could be forced into bankruptcy, liquidation or other insolvency proceedings.

We may be required to repay the New Revolving Credit Facility prior to its stated maturity date if the springing maturity feature is triggered or to establish reserves if certain material indebtedness is outstanding.

The New Revolving Credit Facility has a stated maturity date of August 13, 2030, but includes a springing maturity feature (the “Springing Maturity Feature”) that will cause the stated maturity date to spring ahead to the date that is 91 days prior to the maturity date of material indebtedness (defined as $15.0 million or more of indebtedness) if such material indebtedness remains outstanding on such 91st day.

The maturity date of the First-Out Notes is January 1, 2029. If more than $15.0 million of First-Out Notes and other indebtedness (other than under the Credit Agreement) is outstanding on October 2, 2028, the maturity date of the New Revolving Credit Facility will be October 2, 2028. The maturity date of the Second-Out Notes is June 30, 2029. If more than $15.0 million of Second-Out Notes and other indebtedness (other than under the Credit Agreement) is outstanding on March 31, 2029, the maturity date of the New Revolving Credit Facility will be March 31, 2029.

The Credit Agreement also provides that if on the 91st day prior to the scheduled maturity date there is any indebtedness in excess of $5.0 million, the administrative agent under the Credit Agreement may establish a reserve in an amount equal to the aggregate principal amount of indebtedness coming due.

If the Springing Maturity Feature is triggered, we will be required to pay all amounts outstanding under the New Revolving Credit Facility sooner than they would otherwise be due. If the reserves requirement described above is imposed by the administrative agent under the Credit Agreement, we will lose access to credit in the amount necessary to repay such maturing indebtedness. We may not have sufficient funds available to pay such indebtedness or continue to operate our business at that time, and we may not be able to raise additional funds on a timely basis, on terms we find acceptable, or at all.

We may be required to repay the New Revolving Credit Facility and repurchase the Notes upon a change of control.

Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all outstanding Notes at a purchase price equal to their principal amount, together with accrued and unpaid interest, if any, to the repurchase date plus, for the First-Out Notes, a premium of 7.50% of the principal amount. Additionally, under the terms of the New Revolving Credit Facility, a change of control may constitute an event of default that permits the Lenders to accelerate the maturity of borrowings and terminate their commitments to lend. We may not be able to repurchase the Notes and repay the New Revolving Credit Facility upon a change of control because we may not have sufficient financial resources available. We may require additional financing from third parties to fund any such purchases and repayment, and we may be unable to obtain financing on satisfactory terms or at all. In order to avoid triggering the change of control obligations under the Notes Indentures and the Credit Agreement, we may not be able to consummate certain transactions that would otherwise be beneficial to us.

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

Our earnings are exposed to interest rate risk associated with borrowings under the New Revolving Credit Facility. The terms of the Credit Agreement provide for interest on New Revolving Credit Facility borrowings at a floating rate that is tied to SOFR. SOFR tends to fluctuate based on multiple factors, including general short-term interest rates, rates set by the U.S. Federal Reserve, and other central banks and general economic conditions. We have not hedged our interest rate exposure with respect to our floating rate debt. During fiscal 2025, our average interest rate on borrowings under the New Revolving Credit Facility was 8%. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

The Second-Out Notes and First-Out Notes bear interest at a fixed rate of 7.50% and 9.50% per annum, respectively. If interest rates decrease, the interest rate on the Notes would not change, and we would not be able to obtain the benefit of reduced interest rates unless we refinanced the Notes. This could put us at a competitive disadvantage to other companies that have only floating rate debt. If we were to refinance the First-Out Notes, we would have to pay a premium of 7.50% of the principal amount. We may not be able to refinance the Notes on commercially reasonable terms, or at all.

We may seek to hedge our interest rate risk by attempting to enter into swaps and other financial instruments. There can be no assurance that would be able to obtain such instruments on favorable terms or at all. If we do enter into any swaps or other financial instruments, there can be no assurance that such instruments would result in a decrease in our interest rate risk or the amount of our debt service obligations.

The restrictive covenants in the Credit Agreement and the Notes Indentures are subject to a number of important qualifications, exceptions and limitations, and to amendment.

The restrictive covenants in the Credit Agreement and the Notes Indentures are subject to a number of important qualifications, exceptions and limitations. We may be able to engage in some of the restricted activities in limited amounts, or in certain circumstances, in unlimited amounts, notwithstanding the restrictive covenants. The restrictive covenants in the Credit Agreement can be amended or waived with the consent of the lenders under the Credit Agreement, and the restrictive covenants in the Notes Indenture can be amended or waived with the consent of the holders of the Notes issued under that Notes Indenture. Such lenders and noteholders may have interests that are opposed to the interests of our equity holders, the holders of our other debt obligations, and other stakeholders. There can be no assurance that the restrictive covenants in the Credit Agreement and the Notes Indentures will limit our activities.

We may be unable to repay or refinance the New Revolving Credit Facility or the Notes at maturity.

At the applicable maturity date of each series of the Notes, the entire outstanding principal amount of each series of the Notes, together with accrued and unpaid interest, will become due and payable. In addition, at the maturity date of the New Revolving Credit Facility, which may be accelerated in certain circumstances pursuant to the Springing Maturity Feature, the entire outstanding principal amount of the New Revolving Credit Facility, together with accrued and unpaid interest, will become due and payable.

We may not have the funds to fulfill these obligations when due, and therefore may be forced to attempt to refinance or restructure them. We may not be able to refinance or restructure our indebtedness on commercially reasonable terms, or at all. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants.

Financial Risks
We have a recent history of net losses and negative cash flow and may not achieve consistent profitability or positive cash flow in the future.
We have incurred substantial losses and negative cash flow in recent fiscal years. During fiscal 2025 and 2024, we generated a net loss attributable to Fossil Group, Inc. of $78.3 million and $102.7 million, respectively. We used $57.9 million and $59.5 million of cash in operating activities in fiscal 2025 and 2023, respectively while cash provided by operating activities was $46.7 million in fiscal 2024. We will need to generate and sustain increased net sales levels in future periods and reduce expenses in order to become profitable and generate consistent positive cash flow, and even if we do, we may not be able to maintain or increase our level of profitability and cash flow. If we cannot become profitable or generate positive cash flow, our business, results of operations and financial condition could be materially and adversely affected.

A significant portion of our cash, cash equivalents and investments are held by our foreign subsidiaries, which could negatively affect future liquidity needs.
As of January 3, 2026, $84.7 million, or approximately 88% of our cash and cash equivalents were held by our foreign subsidiaries. Of this amount, $14.3 million, or approximately 17% is held by foreign subsidiaries located in jurisdictions that require foreign government approval before a cash repatriation can occur. While we intend to use some of the cash held outside the U.S. to fund our international operations, when we encounter a significant need for liquidity in the U.S. or other location that we cannot fulfill through other internal or external sources, our liquidity requirements could necessitate transfers of existing cash balances between our subsidiaries or to the U.S. If we are unable to transfer existing cash balances in such a situation, our business, results of operations and financial condition could be materially and adversely affected.
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
Under The Organization for Economic Cooperation and Development ("OECD") Inclusive Framework, 140 countries agreed to enact a two-pillar solution ("Pillar Two") to reform the international tax rules to address the challenges arising from the globalization and digitalization of the economy. The Pillar Two Global Anti-Base Erosion ("GloBE") Rules provide a coordinated system to ensure that multinational enterprises with revenues above EUR 750 million pay a minimum effective tax rate of 15% tax on the income arising in each of the jurisdictions in which they operate. These enterprises will be liable to pay a top-up tax for the difference between their GloBE effective tax rate per jurisdiction and the 15% minimum rate. It is the ultimate parent entity of the multinational enterprise that is primarily liable for the GLoBE top-up tax in its jurisdiction’s territory. Therefore, some countries may engage in domestic tax policy reforms in anticipation of the GloBE rules becoming effective and enact their own domestic minimum tax rates to avoid “tax leakage”. Notwithstanding any new local minimum tax regime which may be designed to reduce or eliminate the GloBE top-up tax, additional top-up tax under GLoBE may still be due. This will depend on the local effective tax rate calculation according to the specific rules set out in the Pillar Two implementation guidance. Certain provisions of Pillar Two were effective for tax years beginning in January 2024 with other provisions effective for subsequent tax years. The technical aspects of the calculation are still being developed. While the Company does not expect any material impact for fiscal year 2026, any increase in corporate tax rates or rules regarding the calculation of taxable income for the top-up tax could adversely affect our business, results of operations, financial condition and cash flow for future tax years.
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
In addition, changes in currency exchange rates may also affect the prices at which we sell products in foreign markets. For fiscal 2025, 2024 and 2023, 67.4%, 65.1% and 63.6% of our consolidated net sales were generated outside of the U.S. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. For example, due to a weaker U.S. dollar in fiscal 2025, the translation of foreign-based net sales into U.S. dollars increased our reported net sales by approximately $4.8 million compared to fiscal 2024. If the value of the U.S. dollar remains at its current levels or strengthens against foreign currencies, particularly against the euro, Chinese yuan, Indian rupee, Canadian dollar, South Korean won, British pound and Japanese yen, our financial condition and results of operations could be materially and adversely impacted. As a result, foreign currency fluctuations may have a material adverse impact on our financial condition and results of operations.
Legal, Compliance and Reputational risks
A data security or privacy breach could damage our reputation, harm our customer relationships, expose us to litigation or government actions, and result in a material adverse effect to our business, financial condition and results of operations.
We depend on information technology systems, the Internet and cloud and computer networks for a substantial portion of our retail and e-commerce businesses, including credit card transaction authorization and processing. We also receive and store personal information about our customers and employees, the protection of which is critical to us. In the normal course of our business, we collect, retain, and transmit certain sensitive and confidential customer information, including credit card information, over public networks. Our customers have a high expectation that we will adequately protect their personal information. In addition, personal information is highly regulated at the international, federal and state level. While we and our third-party service providers have safeguards in place to defend our systems against intrusions and attacks and to protect our data, we cannot be certain that these measures are sufficient to counter all current and emerging technology threats. Furthermore, as AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create new sophisticated attack methods that are increasingly automated, targeted and coordinated and more difficult to defend against. Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers have been, and will continue to be, vulnerable to theft of physical information, security breaches, hacking attempts, computer viruses and malware, ransomware, phishing, lost data and programming and/or human errors. To date, none of these risks, intrusions, attacks or human error have resulted in any material liability to us. While we carry insurance policies that would provide liability coverage for certain of these matters, if we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage, and we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. Any electronic or physical security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security or those of our third party service providers, could disrupt our business, severely damage our reputation and our customer relationships, expose us to litigation and liability, subject us to governmental investigations, fines and enforcement actions, result in negative media coverage and distraction to management and result in a material adverse effect to our business, financial condition, and results of operations. In addition, as a result of security breaches at a number of prominent retailers and other companies, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment related thereto has become more uncertain. As a result, we may incur significant costs in complying with new and existing state, federal, and foreign laws regarding protection of, and unauthorized disclosure of, personal information. A successful ransomware attack on our systems could make them inaccessible for a period of time pending the payment of a ransom to unlock the systems or our ability to otherwise restore our access to our systems.
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
Beginning in July 2018, certain of our products have been subject to additional ad valorem duties imposed by the U.S. government on products of China under Section 301 of the Trade Act of 1974 (“Section 301”) and IEEPA.
The Section 301 tariffs were imposed via four successive “Lists” and were first the result of an April 2018 determination by the Office of the U.S. Trade Representative (“USTR”) that China’s acts, practices, and policies with respect to technology transfer, intellectual property, and innovation are unreasonable or discriminatory and burden or restrict U.S. commerce. Certain of our packaging and handbag products have been subject to an additional 25% ad valorem tariff since July 2018 (“List 1”). Certain of our handbag and wallet products were subject to an additional 10% ad valorem tariff beginning in September 2018, a rate that was then raised to 25% ad valorem from June 2019 to present (“List 3”). Finally, smartwatches, certain jewelry products, and several of our traditional watch products were subject to an additional 15% ad valorem tariff beginning in September 2019, a rate that was lowered to 7.5% ad valorem from February 2020 to present (“List 4A”).
The IEEPA tariffs on China were originally imposed in two executive actions beginning in February and April 2025, with varying rates over the course of 2025. On February 20, 2026, the Supreme Court of the United States held that all tariffs imposed based on IEEPA were unlawful, including the two IEEPA actions that resulted in higher rates on products of China. As a result, these higher IEEPA rates were terminated as of February 24, 2026. The process for obtaining refunds from IEEPA duties is currently unclear, but we are analyzing available options to preserve our refund rights and expect further guidance from U.S. Customs and Border Protection and lower courts that may allow us to recoup costs.
Meanwhile, new tariffs on products of China take the form of an action under Section 122 of the Trade Act of 1974 (“Section 122”), which currently includes a 10% ad valorem rate as of February 24, 2026. This action is time-limited by statute, and the rates are currently planned to be in effect through July 24, 2026. The administration has announced that it may raise this rate to the maximum allowed under the statute, so in the near term, we may see an increase to 15% ad valorem under this action. Our products sourced from China are subject to these Section 122 tariffs, in addition to the Section 301 tariffs above. The administration has also announced that it intends to conduct additional investigations against most major trading partners under Section 301 and other tariff authorities that may lead to higher, more permanent rates.
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
If the tariffs continue or increase, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China or otherwise change our sourcing strategy for these products, potentially resulting in significant costs and disruption to our operations. Even if the U.S. further modifies tariffs under current or future actions, it is always possible that new products we introduce could be impacted by the changes, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

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
Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. For example, in February 2024, an activist stockholder nominated four directors for election at our 2024 annual meeting of stockholders. We reached an agreement in March 2024 with the activist stockholder, which resulted in the activist stockholder and the Company each nominating one candidate to the Board at our 2024 annual meeting. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our Board could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our Board and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our Board or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our

Board with a specific goal, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our Board and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
Our certificate of incorporation and bylaws, as well as the General Corporation Law of the State of Delaware, contain provisions that may have the effect of discouraging a proposal for a takeover. These include a provision in our certificate of incorporation authorizing the issuance of "blank check" preferred stock and provisions in our bylaws establishing advance notice procedures with respect to certain stockholder proposals. Our bylaws may be amended by a vote of 80% of the Board, subject to repeal by a vote of 80% of the stockholders. In addition, Delaware law limits the ability of a Delaware corporation to engage in certain business combinations with interested stockholders.
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
General Risk Factors
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
We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the Company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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

Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
Risk Management and Strategy
We maintain a cybersecurity risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats that may affect our business, operations, or financial condition. Our cybersecurity risk management processes are integrated into our broader enterprise risk management framework and are designed to enable timely identification and escalation of risks.
Our program includes risk-based assessments of our information systems and applications, including those managed or hosted by vendors and service providers. We conduct periodic evaluations of risks, taking into account the evolving threat landscape, business initiatives, and changes to our technology environment. Identified risks are prioritized based on likelihood and potential impact and are tracked through established risk governance processes. Cybersecurity risks are evaluated in the context of potential operational disruption, financial exposure, legal and regulatory impact, and reputational harm.
Our internal audit function ("Audit Services") plays a key role in assessing and monitoring risks associated with key vendors and service providers. Audit Services is informed of certain vendor engagements and conducts risk-based reviews as part of its ongoing oversight processes, including evaluation of contractual security provisions and periodic assessments of vendors that access our systems or data. Matters identified through these reviews are incorporated into the quarterly reporting provided to the Audit Committee of the Board as part of its oversight responsibilities.
We maintain policies and procedures designed to govern the collection, use, sharing, retention and disposal of personal information in compliance with applicable data protection laws. We periodically review and update our privacy notices and related controls to reflect evolving legal and regulatory requirements.
We utilize technical and administrative safeguards, including continuous security monitoring, a 24/7 security operations capability, and threat intelligence resources, designed to identify and mitigate unauthorized access and other cybersecurity threats. We also conduct periodic security awareness testing, including phishing simulations, to reinforce employee awareness and inform targeted training initiatives.
Audit Services conducts periodic reviews of controls, procedures, and applications and monitors remediation activities. In addition, we conduct annual external penetration testing and periodically perform internal reviews and benchmarking of our cybersecurity program, including alignment to recognized security frameworks such as the Center for Internet Security (CIS) benchmarks. We also leverage data analytics and automated tools, including AI–enabled capabilities, to support policy management, risk identification, and evaluation of control gaps. We use the results of these assessments to inform ongoing program enhancements. We maintain documented incident response plans designed to detect, respond to, and manage cybersecurity incidents. These plans include defined escalation protocols and are tested periodically, including through tabletop exercises that may involve external advisors.
In the event of a cybersecurity incident, we follow established procedures to assess its scope, impact, and materiality, including cross-functional involvement by members of management, such as our Chief Information Security Officer (“CISO”), Chief Financial Officer, and Chief Legal Officer, as appropriate. These procedures are designed to support timely assessment and disclosure consistent with applicable securities law requirements. If a cybersecurity incident is determined to be material, we will disclose such incident as required by applicable securities laws.
We maintain cybersecurity insurance coverage and review coverage limits and policy terms annually as part of our enterprise risk management processes.
We face a number of cybersecurity risks in connection with our business. Although cybersecurity risks and incidents have not materially affected us, including our business strategy, results of operations, or financial condition, we have experienced threats to our data and systems, including malware and computer virus attacks. For a description of cybersecurity-related risks that may materially affect us and how they may do so, see the risk factors under Part I, Item 1A, “Risk Factors,” including “Any material disruption of our information systems could disrupt our business and reduce our sales” and “A data security or privacy breach could damage our reputation, harm our customer relationships, expose us to litigation or government actions, and result in a material adverse effect to our business, financial condition and results of operations.”

Governance
Our Board oversees cybersecurity risk as part of its overall risk oversight responsibilities. The Board has delegated primary responsibility for oversight of cybersecurity risk management to the Audit Committee. The Audit Committee receives regular reports, at least quarterly, from our CISO regarding our cybersecurity program, including significant threats, risk assessments, mitigation initiatives, and any material incidents. The Audit Committee provides updates to the full Board regarding cybersecurity matters as appropriate. The Board also receives periodic updates regarding our overall cybersecurity posture and risk management efforts. Our CISO is responsible for developing, implementing, and maintaining our information security program. The CISO has over a decade of experience leading cybersecurity oversight and reports regularly to executive leadership and to the Audit Committee. Members of our information security team possess relevant cybersecurity experience and certifications, including certifications such as Certified Information Systems Security Professional (CISSP). We maintain a cybersecurity incident response process that includes defined escalation procedures to senior management and, where appropriate, to the Audit Committee. In addition to the regular updates described above, certain cybersecurity incidents are escalated in accordance with our incident response procedures. All employees are required to complete annual cybersecurity awareness training, and employees in certain roles complete additional role-based cybersecurity training.

Item 2.    Properties
Company Facilities
As of the end of fiscal 2025, we leased the following material facilities in connection with our U.S. and international operations:

Location	Use	Approximate Square Footage	Leased
Richardson, Texas	Corporate headquarters	383,000	Lease expiring in 2036
Dallas, Texas	Office, warehouse and distribution	518,000	Lease expiring in 2026
Hong Kong SAR	Warehouse and distribution	171,000	Lease expiring in 2027
Hong Kong SAR	Asia headquarters	40,000	Lease expiring in 2029
Eggstätt, Germany	Warehouse and distribution	183,000	Lease expiring in 2030
Basel, Switzerland	Europe headquarters	115,000	Lease expiring in 2036
Bangalore, India	Office	58,000	Lease expiring in 2030
Nalagarh, India	Factory	40,000	Lease expiring in 2030

Retail Store Facilities
As of the end of fiscal 2025, we had 199 lease agreements for retail space for the sale of our products. The leases, including renewal options, expire at various times through 2035. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also generally required to pay our pro rata share of common area maintenance costs, real estate taxes, insurance, maintenance expenses and utilities.
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
As of March 6, 2026, there were 60 holders of record of our shares of common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher.
We have not declared or paid any dividends since our formation and currently do not intend to pay dividends for the foreseeable future. Further, our Credit Agreement and the Notes Indentures contain restrictions on our ability pay dividends. Our current business plan is to retain any future earnings to finance the growth of our business.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2010, our Board approved a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date. As of January 3, 2026, the Company had $15.5 million of repurchase authorizations remaining under its repurchase program.
During the third quarter of fiscal 2025, we entered into a securities exchange agreement with certain institutional stockholders pursuant to which we agreed to exchange an aggregate of 2.5 million shares of the Company’s common stock, par value $0.01 per share, owned by the stockholders for 2.5 million pre-funded warrants to purchase an aggregate of 2.5 million shares of common stock with an exercise price of $0.01 per share.
There were no repurchases of common stock during the fourth quarter of fiscal 2025.
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
The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to fiscal years 2025 and 2024 are for the fiscal years ended January 3, 2026 and December 28, 2024, respectively. The Company's fiscal year periodically results in a 53-week year instead of a normal 52-week year. The fiscal year ended January 3, 2026 was a 53-week year, with the additional week included in the first quarter of the fiscal year. Accordingly, the information presented herein includes 53 weeks of operations for fiscal year 2025 as compared to 52 weeks in fiscal year 2024.
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
Known or Anticipated Trends
Based on our recent operating results and current perspectives on our operating environment, we anticipate the following trends will continue to impact our operating results:
Tariffs Exposure: Most of our products are assembled or manufactured overseas, with the substantial majority of our products imported from China during fiscal year 2025. In fiscal 2025, we generated 32.6% of our net sales within the U.S. In early 2025, the current U.S. presidential administration announced significant new tariffs on foreign imports into the U.S., including from China. Throughout 2025, U.S. trade policies experienced rapid changes and significant volatility, including tariff increases imposed under multiple legal authorities and retaliatory actions by foreign countries. In February 2026, the Supreme Court of the United States held that the President of the United States is not authorized to impose tariffs under the IEEPA, resulting in the elimination of certain higher tariff rates against most major trading partners, including China. However, the U.S. administration almost immediately instituted new tariffs against most major trading partners, and has previewed future actions that could restore or exceed the level of the IEEPA tariffs. Tariffs negatively impacted our gross margin by approximately 140 basis points during fiscal year 2025. Future adverse effects on our financial results will likely continue if tariff levels persist, continue to rise, or remain volatile, especially for goods imported from China. We are currently developing and implementing mitigation strategies (such as price increases and sourcing changes, among others) and determining future implementation timelines. The process for obtaining refunds from IEEPA duties is currently unclear, but we are analyzing available options to preserve our refund rights and expect further guidance from U.S. customs and lower courts that may allow us to recoup costs.
Economic Environment Impacting Consumer Spending Ability and Preferences: We continue to monitor macroeconomic trends and uncertainties and changes in international trade relations and trade policy, including those related to tariffs. As a result of the U.S. tariff announcements, potential tariff increases or other adverse modifications or the imposition of retaliatory tariffs by other countries, we anticipate increased supply chain challenges, economic uncertainty, and economic pressures on customers and consumers as a result of the challenges of high inflation combined with the effects of increased tariffs and possible recessionary conditions in the U.S. and global economy.

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

World Conflicts: We continuously monitor the direct and indirect impacts of ongoing and emerging military conflicts, including the conflict between Russia and Ukraine, as well as heightened tensions and recent military actions in the Middle East, such as U.S. and Israeli strikes on Iran, and subsequent retaliatory actions by Iran. We have no operations in Russia or Iran, and limited operations in Ukraine, Israel and the broader Middle East, all of which are primarily conducted through third-party distributors. While our direct exposure in these regions is limited, new conflicts, the continuation of the current military conflicts or an escalation of the conflicts beyond their current scope may have a number of impacts, including, but not limited to, higher fuel prices, a weakening of the global economy and negative consumer confidence, and could also result in additional inflationary pressures and supply chain constraints. We will continue to monitor developments and assess any material impacts on our business, operations, or financial results.
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

Business Strategies and Outlook: Our goal is to drive shareholder value. We operate in a very challenging business environment for our product offerings, which is complicated by the dynamic global trade environment as a result of frequently shifting U.S. tariffs and trade policies.

In September 2024, we appointed Franco Fogliato Chief Executive Officer and a member of the Board and moved quickly to implement change and create a plan to return the Company to profitable growth (the "Turnaround Plan"). During 2025, our Turnaround Plan was centered on three key areas: (i) refocusing on our core, (ii) rightsizing our cost structure, and (iii) strengthening our balance sheet.
As part of refocusing on our core, we built an operating model that is brand-led and consumer focused. We are returning to our core businesses with a renewed emphasis on traditional watches on our FOSSIL brand platform, as well as our go-to market execution. We introduced a new FOSSIL brand platform, leveraged our major licensed brands, optimized our global wholesale footprint and established a full price selling model to drive profitability across channels.

The second key area of our Turnaround Plan was focused on aligning the cost structure to our newly defined strategy. In 2025, we achieved selling, general and administrative ("SG&A") cost savings of approximately $100 million as compared to fiscal 2024 through a series of initiatives including a strategic reduction in force, the reduction in costs associated with the transition of smaller international markets to a distributor model, and the closing of underperforming FOSSIL retail stores. We closed a net 49 retail stores during 2025.

Under our third key area, strengthening our balance sheet, we pursued initiatives to improve working capital and strengthen liquidity. During the second quarter of fiscal 2025, we entered into a sale of our European distribution center for $23 million. We completed a comprehensive debt restructuring, including entering into the New Revolving Credit Facility to replace our Prior Revolving Facility and completing the exchange of Prior Notes for Notes.

Aided by our restructuring programs, we achieved gross margins above 50% for fiscal year 2024 and above 55% for fiscal year 2025, which included some adverse effects of the tariffs. For 2026 and beyond, we are progressing our Turnaround Plan, with a focus on three new strategic pillars: (i) driving profitable growth, (ii) optimizing our operating model, and (iii) building shareholder value. Over the next three years, this evolution of our strategic turnaround pillars is expected to generate a return to top line growth, and improved operating margins and free cash flows.

As part of our driving profitable growth initiative, we plan to further leverage the FOSSIL brand platform to propel innovation, deepen consumer engagement through storytelling, and drive the traditional watch business with focus on icons and collaborations, as well as developing premium products including those assembled in America. Driving profitable growth initiatives will also include modernizing point of sale expression, focusing on top customers in key markets, stabilizing our e-commerce business through investments in search and navigation, and reducing the pace of store closures.

Our second strategic pillar, optimizing our operating model, is focused on (i) sharpening our go-to-market execution to elevate point of sale engagement, reduce complexity and improve business agility, (ii) strengthening our digital and technology infrastructure, (iii) delivering best-in-class supply chain performance and (iv) establishing an emerging brands organization to institutionalize entrepreneurship and build the next scalable growth brand in our portfolio.

Under our third strategic pillar, building shareholder value, we plan to generate improved free cash flow from operations, strategically deploy capital toward investing for growth and reducing debt, and deliver strong returns on invested capital.

Operating Segments
We operate our business in three segments which are divided into geographies. Net sales for each geographic segment are based on the location of the selling entity and each reportable segment provides similar products and services.
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 97 Company-owned stores as of the end of fiscal 2025 and an extensive collection of products available through our owned websites. As of the end of fiscal 2025, net sales in the Americas segment accounted for 42.9% of our consolidated revenue.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 49 Company-owned stores as of the end of fiscal 2025 and an extensive collection of products available through our owned websites. As of the end of fiscal 2025, net sales in the Europe segment accounted for 33.2% of our consolidated revenue.
Asia: The Asia segment is comprised of sales to customers based in Australia, China (including Hong Kong SAR, Macau SAR, and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 53 Company-owned stores as of the end of fiscal 2025 and an extensive collection of products available through our owned websites. As of the end of fiscal 2025, net sales in the Asia segment accounted for 23.8% of our consolidated revenue.
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
Inventory.    We account for estimated obsolescence or unmarketable inventory equal to the difference between the average cost of inventory and the estimated net realizable value based upon assumptions about forecasted sales demand, market conditions and available liquidation channels. If actual future demand or market conditions are less favorable than those projected by management, or if liquidation channels are not readily available, additional inventory valuation reductions may be required. We assess our off-price sales on an ongoing basis and update our estimates accordingly. For every 1% of additional inventory valuation reductions as of fiscal year end 2025, we would have recorded an additional cost of sales of approximately $0.1 million.

Property, Plant and Equipment and Lease Impairment.    We test for asset impairment of property, plant and equipment and lease assets whenever events or conditions indicate that the carrying value of an asset might not be recoverable based on expected undiscounted cash flows related to the asset. In evaluating long-lived assets for recoverability, we calculate fair value using our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. When undiscounted cash flows estimated to be generated through the operations of our Company-owned retail stores are less than the carrying value of the underlying assets, the assets are impaired. If it is determined that assets are impaired, an impairment loss is recognized for the amount that the asset's book value exceeds its fair value. Should actual results or market conditions differ from those anticipated, additional losses may be recorded. We recorded impairment losses in long-lived asset impairments of $0.6 million, $1.8 million and $1.7 million in fiscal years 2025, 2024 and 2023, respectively, related to lease assets. We recorded impairment losses in long-lived asset impairments of $0.4 million in each of fiscal years 2025, 2024 and 2023 related to property, plant and equipment. We recorded impairment losses in restructuring charges of $5.4 million in fiscal year 2024, and no charges in fiscal year 2025 or 2023 related to lease assets. We recorded impairment losses in restructuring charges of $1.2 million in fiscal year 2024 and no charges in fiscal years 2025 and 2023 related to property, plant and equipment. In fiscal year 2025, an increase of 100 basis points to the discount rate would not have resulted in an increase to property, plant and equipment and lease impairment expense. A 10% decrease in future expected cash flows would not have increased impairment expense.
Income Taxes.   We record valuation allowances against our deferred tax assets, when necessary, in accordance with ASC 740, Income Taxes ("ASC 740"). Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. We have significant deferred tax assets consisting primarily of net operating losses, reserves and interest expense accruals that are not currently deductible for tax purposes. As a result of the three year cumulative loss at a consolidated level and various foreign jurisdictions, the Company recorded a full valuation allowance for its deferred tax assets. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made. The recording of a valuation allowance would have an adverse impact on our tax expense and effective tax rate. The valuation allowance for fiscal years 2025, 2024 and 2023 was $273.2 million, $226.5 million and $192.6 million, respectively.
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
The GILTI provisions of the Tax Cuts and Jobs Act of 2017 (the "TCJ Act") requiring the inclusion of certain foreign earnings in U.S. taxable income will continue to have an adverse impact on our effective tax rate. The GILTI impact is accounted for as incurred under the period cost method. In addition, our valuation allowance analysis is affected by various aspects of the TCJ Act, including the limitation on the deductibility of interest expense and the impact of the GILTI.
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
The OECD and over 140 countries have agreed to enact a two-pillar solution to reform the international tax rules to address the challenges arising from the globalization and digitalization of the economy. The GloBE Rules provide a coordinated system to ensure that multinational enterprises with revenues above 750 million euro pay a minimum effective tax rate of 15% tax on the income arising in each of the jurisdictions in which they operate. Many aspects of Pillar Two became effective for tax years beginning in January 2024, with certain additional impacts effective in 2025. Each country must enact its own legislation to apply the Pillar Two rules. Pillar Two did not have a material impact on the Company's financial results, including its annual estimated effective tax rate or liquidity in 2024 and 2025, but will continue to monitor future developments.

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

Adjusted EBITDA, Adjusted Operating Income (Loss), Constant Currency Adjusted Operating Income (Loss, Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share: Adjusted EBITDA, adjusted operating income (loss), constant currency adjusted operating income (loss), adjusted net income (loss) and adjusted earnings (loss) per share are non-GAAP financial measures. We define adjusted EBITDA as our income (loss) before income taxes, plus interest expense, amortization and depreciation, other long-lived asset impairments, other non-cash charges, stock-based compensation expense, restructuring expenses and loss on extinguishment of debt minus gains on asset divestitures and interest income. We define adjusted operating income (loss) as operating income (loss) before other long-lived asset impairments, restructuring expenses, loss on extinguishment of debt and gains on asset divestitures. We define constant currency adjusted operating income (loss) as adjusted operating income (loss) excluding the effects of foreign currency exchange rate fluctuations. We define adjusted net income (loss) and adjusted earnings (loss) per share as net income (loss) attributable to Fossil Group, Inc. and diluted earnings (loss) per share, respectively, before other long-lived asset impairments, restructuring expenses, gains on asset divestitures and loss on extinguishment of debt. We have included adjusted EBITDA, adjusted operating income (loss), constant currency adjusted operating income (loss), adjusted net income (loss) and adjusted earnings (loss) per share herein because they are widely used by investors for valuation and for comparing our financial performance with the performance of our competitors. We also use these non-GAAP financial measures to monitor and compare the financial performance of our operations. Our presentation of adjusted EBITDA, adjusted operating income (loss), constant currency adjusted operating income (loss), adjusted net income (loss) and adjusted earnings (loss) per share may not be comparable to similarly titled measures other companies report. Adjusted EBITDA, adjusted operating income (loss), constant currency adjusted operating income (loss), adjusted net income (loss) and adjusted earnings (loss) per share are not intended to be used as alternatives to any measure of our performance in accordance with GAAP.
Comparable Retail Sales: Both stores and e-commerce sites are included in comparable retail sales in the thirteenth month of operation. Stores that experience a gross square footage change of 10% or more due to an expansion and/or relocation are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the expansion and/or relocation. Comparable retail sales were adjusted to normalize the 53-week fiscal year 2025 with the 52-week fiscal year 2024. Comparable retail sales exclude the effects of foreign currency fluctuations.
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

Operating Expenses include SG&A, long-lived asset impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of our retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize our Company’s infrastructure and store closures under our Turnaround and TAG initiatives.

Results of Operations
Fiscal Year 2025 Compared to Fiscal Year 2024

Consolidated Net Sales.  Net sales decreased $140.6 million, or 12.3% (12.7% in constant currency), for fiscal year 2025, as compared to fiscal year 2024, largely driven by the return to a full-price selling model in our direct-to-consumer channels, partially offset by strength in traditional watches in the wholesale channel. Global comparable retail sales decreased by 23.3% on a 53-week calendar basis due to sales decreases in our owned e-commerce websites as we were less promotional and, to a lesser extent, retail stores. Our store rationalization initiatives and declines in smartwatch sales comprised approximately 410 basis points of the sales decline in fiscal year 2025 compared to fiscal year 2024. Sales were favorably impacted by 150 basis points as a result of fiscal year 2025 including 53 weeks as compared to 52 weeks in fiscal year 2024. We have reduced our store footprint by 49 stores (19.8%), since the end of fiscal year 2024. From a category perspective, traditional watch sales decreased 6.6% (6.9% in constant currency). Sales of smartwatches declined 52.6% (53.0% in constant currency), as we exited the category. Leathers declined 37.1% (37.6% in constant currency), and jewelry declined 20.4% (22.1% in constant currency), both primarily driven by the smaller store base and decreased promotional activity in our owned e-commerce. From a brand perspective, the sales decrease was primarily driven by FOSSIL and EMPORIO ARMANI, and was partially offset by sales growth in ARMANI EXCHANGE and TORY BURCH.

The following table sets forth consolidated net sales by segment and the changes in net sales by segment on both a reported and constant currency basis from period to period (dollars in millions):

	Fiscal Year
	2025		2024		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency
	Amounts		Amounts		Dollars
Americas	$430.9	42.9%	$515.2	45.0%	$(84.3)	(16.4)%	(15.8)%
Europe	333.3	33.2	357.6	31.2	(24.3)	(6.8)	(10.0)
Asia	238.6	23.8	270.1	23.6	(31.5)	(11.7)	(10.2)
Corporate	1.6	0.1	2.1	0.2	(0.5)	(23.8)	(23.8)
Total net sales	$1,004.4	100.0%	$1,145.0	100.0%	$(140.6)	(12.3)%	(12.7)%

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period (dollars in millions):

	Fiscal Year
	2025		2024		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency
	Amounts		Amounts		Dollars
Watches:
Traditional watches	$814.6	81.1%	$872.6	76.2%	$(58.0)	(6.6)%	(6.9)%
Smartwatches	11.8	1.2	24.9	2.2	(13.1)	(52.6)	(53.0)
Total watches	$826.4	82.3%	$897.5	78.4%	$(71.1)	(7.9)	(8.2)
Leathers	69.9	7.0	111.1	9.7	(41.2)	(37.1)	(37.6)
Jewelry	91.1	9.1	114.5	10.0	(23.4)	(20.4)	(22.1)
Other	17.0	1.6	21.9	1.9	(4.9)	(22.4)	(22.8)
Total net sales	$1,004.4	100.0%	$1,145.0	100.0%	$(140.6)	(12.3)%	(12.7)%
The following table sets forth the number of stores on the dates indicated below:

	December 28, 2024	Opened	Closed	January 3, 2026
Americas	114	—	17	97
Europe	65	—	16	49
Asia	69	—	16	53
Total stores	248	—	49	199
Americas Net Sales. Americas net sales decreased $84.3 million or 16.4% (15.8% in constant currency) for fiscal year 2025 as compared to fiscal year 2024. Sales decreased in almost all brands with the biggest decreases in FOSSIL. Sales decreased in our owned e-commerce, stores and wholesale channels. Comparable retail sales declined sharply during fiscal year 2025 with declines in both owned e-commerce as we were less promotional, and to a lesser extent, store channels.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Americas segment (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2025	2024	Dollars
Watches:
Traditional watches	$351.8	$388.8	$(37.0)	(9.5)%	(8.9)%
Smartwatches	10.5	18.7	(8.2)	(43.9)	(43.9)
Total watches	$362.3	$407.5	$(45.2)	(11.1)	(10.5)
Leathers	42.9	70.7	(27.8)	(39.3)	(39.0)
Jewelry	19.4	28.8	(9.4)	(32.6)	(32.6)
Other	6.3	8.2	(1.9)	(23.2)	(22.0)
Total	$430.9	$515.2	$(84.3)	(16.4)%	(15.8)%
Europe Net Sales. During fiscal year 2025, Europe net sales decreased $24.3 million or 6.8% (10.0% in constant currency) in comparison to fiscal year 2024. Sales decreased in the majority of our brand portfolio with the most predominant decline in FOSSIL. Sales declines in our owned e-commerce and store channels were partially offset by sales growth in wholesale. Comparable retail sales declined sharply during fiscal year 2025 with declines in both owned e-commerce as we were less promotional, and to a lesser extent, store channels.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Europe segment (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2025	2024	Dollars
Watches:
Traditional watches	$264.1	$269.2	$(5.1)	(1.9)%	(5.2)%
Smartwatches	1.4	1.7	(0.3)	(17.6)	(17.6)
Total watches	$265.5	$270.9	$(5.4)	(2.0)	(5.3)
Leathers	9.7	17.0	(7.3)	(42.9)	(45.3)
Jewelry	51.4	60.9	(9.5)	(15.6)	(18.7)
Other	6.7	8.8	(2.1)	(23.9)	(27.3)
Total	$333.3	$357.6	$(24.3)	(6.8)%	(10.0)%

Asia Net Sales. In fiscal year 2025, Asia net sales decreased $31.5 million or 11.7% (10.2% in constant currency) in comparison to fiscal 2024. Sales decreased across the majority of the region, most notably in mainland China, and were partially offset by sales growth in India. The greatest sales declines were in the EMPORIO ARMANI brand. Comparable retail sales decreased moderately during fiscal year 2025, with declines in both owned e-commerce and store channels.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Asia segment (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2025	2024	Dollars
Watches:
Traditional watches	$198.7	$214.6	$(15.9)	(7.4)%	(5.4)%
Smartwatches	(0.1)	4.5	(4.6)	(102.2)	(104.4)
Total watches	$198.6	$219.1	$(20.5)	(9.4)	(7.4)
Leathers	17.3	23.5	(6.2)	(26.4)	(27.7)
Jewelry	20.4	24.7	(4.3)	(17.4)	(17.8)
Other	2.3	2.8	(0.5)	(17.9)	(14.3)
Total	$238.6	$270.1	$(31.5)	(11.7)%	(10.2)%

Gross Profit. Gross profit of $563.1 million in fiscal year 2025 decreased $34.1 million, or 5.7%, in comparison to $597.2 million in fiscal year 2024, driven mainly by the decrease in sales. The gross profit margin rate increased to 56.1% in fiscal year 2025 compared to 52.2% in fiscal year 2024, primarily due to improved product margins in our core categories driven by benefits from our full-price selling model and sourcing initiatives.

Operating Expenses. For fiscal year 2025, total operating expenses decreased to $582.2 million or 58.0% of net sales, compared to $701.1 million or 61.2% of net sales in fiscal year 2024. SG&A expenses were $540.1 million in fiscal year 2025 compared to $638.8 million in fiscal year 2024. As a percentage of net sales, SG&A expenses decreased to 53.8% in fiscal year 2025 as compared to 55.8% in fiscal year 2024, primarily driven by cost reductions and efficiencies gained through our restructuring programs. SG&A expenses for fiscal year 2025 also benefited from an $11.0 million gain on the sale of a building during the second quarter. During fiscal year 2025, we incurred $40.6 million in restructuring charges as compared to $59.8 million in fiscal year 2024. We incurred other long-lived asset impairment charges of $1.5 million in fiscal year 2025 compared to charges of $2.5 million in fiscal year 2024.

Operating Income (Loss). Operating income (loss) was a loss of $19.1 million in fiscal year 2025, as compared to a loss of $103.9 million in the prior fiscal year. As a percentage of net sales, operating margin was (1.9)% in fiscal year 2025 as compared to (9.1)% in fiscal year 2024.
Operating income (loss) by operating segment is summarized as follows (dollars in millions):

	Fiscal Year		Growth (Decline)		Operating Margin %
	2025	2024	Dollars	Percentage	2025	2024
Americas	$93.4	$77.0	$16.4	21.3%	21.7%	15.0%
Europe	86.3	64.7	21.6	33.4	25.9	18.1
Asia	61.7	40.0	21.7	54.3	25.9	14.8
Corporate	(260.5)	(285.6)	25.1	8.8
Total operating income (loss)	$(19.1)	$(103.9)	$84.8	81.6%	(1.9)%	(9.1)%
Interest Expense. Interest expense was $20.2 million in fiscal year 2025 compared to $19.0 million in the prior fiscal year. The increase was primarily driven by an increased debt balance in fiscal year 2025 compared to fiscal year 2024.
Other Income (Expense)—Net. During fiscal year 2025, other income (expense) - net was expense of $10.4 million compared to income of $4.9 million in the prior fiscal year. The change in other income (expense)-net was primarily due to increased net currency losses in fiscal year 2025 as compared to fiscal year 2024, decreased interest income, and a loss on extinguishment of debt in fiscal year 2025.
Provision for Income Taxes. During fiscal year 2025, there was an income tax expense of $28.1 million, resulting in an effective tax rate of (56.5)%, compared to 10.0% in fiscal year 2024. The 2025 effective rate was unfavorably impacted by tax accrued on income in certain foreign jurisdictions, cancellation of debt income and increased valuation allowances on deferred tax assets, whereas the 2024 effective rate was favorably impacted by reduced foreign income taxes, release of reserves for uncertain tax positions and the accrual of interest income on tax receivables.

Net Income (Loss) Attributable to Fossil Group, Inc. In fiscal year 2025, net income (loss) attributable to Fossil Group, Inc. was a net loss of $78.3 million, or $1.45 per diluted share, in comparison to a net loss of $102.7 million, or $1.94 per diluted share, in the prior fiscal year. During fiscal year 2025, currency fluctuations unfavorably impacted diluted earnings (loss) per share by $0.01.
Adjusted EBITDA. The following table reconciles adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	Fiscal Year
	2025		2024
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(49.8)	(5.0)%	$(118.1)	(10.3)%
Plus:
Interest expense	20.2		19.0
Amortization and depreciation	13.0		16.0
Other long-lived asset impairments	1.5		2.5
Other non-cash charges	(0.9)		3.3
Stock-based compensation	2.3		2.9
Restructuring expense	40.6		59.8
Loss on extinguishment of debt	3.2		—
Restructuring cost of sales	—		7.3
Less:
Gains on asset divestitures(1)	11.5		3.3
Interest income	1.7		4.3
Adjusted EBITDA(2)	$16.9	1.7%	$(14.9)	(1.3)%
(1) Includes the gains on sale of our European distribution center and equipment from a Swiss manufacturing facility during fiscal 2025, and the gain on sale of our building in France during fiscal 2024
(2) As a result of changes in presentation, certain prior period information has been reclassified to conform to the current period presentation

Adjusted Operating Income (Loss), Constant Currency Adjusted Operating Income (Loss), Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share. The following tables reconcile adjusted operating income (loss), constant currency adjusted operating income (loss), adjusted net income (loss) and adjusted earnings (loss) per share to the most directly comparable GAAP financial measures, which are operating income (loss), net income (loss) attributable to Fossil Group, Inc. and diluted earnings (loss) per share, as applicable. Certain line items presented in the table below, when aggregated, may not foot due to rounding.

	Fiscal Year 2025
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	Loss on Extinguishment of Debt	Gains on Asset Divestitures(1)	As Adjusted	Impact of Foreign Currency Exchange Rates	As Adjusted Constant Currency
Operating income (loss)	$(19.1)	$1.5	$40.6	$—	$(11.5)	$11.5	$(0.9)	$10.6
Operating margin (% of net sales)	(1.9)%					1.1%		1.1%
Interest expense	20.2	—	—	—	—	20.2
Other income (expense) - net	(10.4)	—	—	3.2	—	(7.2)
Income (loss) before income taxes	(49.8)	1.5	40.6	3.2	(11.5)	(16.0)
Provision for income taxes	28.1	0.3	8.5	0.7	(2.4)	35.2
Less: net income attributable to noncontrolling interest	0.5	—	—	—	—	0.5
Net income (loss) attributable to Fossil Group, Inc.	$(78.3)	$1.2	$32.1	$2.5	$(9.1)	$(51.6)
Diluted earnings (loss) per share	$(1.45)	$0.02	$0.59	$0.05	$(0.17)	$(0.95)
(1) Includes the gains on sale of our European distribution center and equipment from a Swiss manufacturing facility

	Fiscal Year 2024
($ in millions, except per share data):	As Reported	Restructuring Cost of Sales	Other Long-Lived Asset Impairment	Restructuring Expenses	Gains on Asset Divestitures(1)	As Adjusted(2)
Operating income (loss)	$(103.9)	$7.3	$2.5	$59.8	$(3.3)	$(37.6)
Operating margin (% of net sales)	(9.1)%					(3.3)%
Interest expense	19.0	—	—	—	—	19.0
Other income (expense) - net	4.9	—	—	—	—	4.9
Income (loss) before income taxes	(118.1)	7.3	2.5	59.8	(3.3)	(51.8)
Provision for income taxes	(11.8)	1.5	0.5	12.6	(0.7)	2.1
Less: net income attributable to noncontrolling interest	(3.6)	—	—	—	—	(3.6)
Net income (loss) attributable to Fossil Group, Inc.	$(102.7)	$5.8	$2.0	$47.2	$(2.6)	$(50.3)
Diluted earnings (loss) per share	$(1.94)	$0.11	$0.04	$0.89	$(0.05)	$(0.95)
(1) Includes the gain on sale of our building in France

(2) As a result of changes in presentation, certain prior period information has been reclassified to conform to the current period presentation

Fiscal Year 2024 Compared to Fiscal Year 2023
For a discussion of our results of operations in fiscal year 2024 compared to fiscal year 2023, please see Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 filed with the SEC, which is incorporated herein by reference.

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of fiscal year 2025 was $95.8 million, including $84.7 million held by foreign subsidiaries outside the U.S., in comparison to $123.6 million at the end of fiscal year 2024, including $92.5 million held by foreign subsidiaries outside the U.S. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, royalty payments, restructuring charges and capital expenditures.
At the end of fiscal year 2025, we had working capital of $166.1 million compared to working capital of $227.9 million at the end of the prior fiscal year. At the end of fiscal year 2025, we had $4.0 million of outstanding short-term borrowings and $173.8 million in long-term debt including unamortized issuance costs and original issue discount compared to $2.2 million of short-term borrowings and $162.7 million in long-term debt including unamortized issuance costs at the end of fiscal year 2024.
Operating Activities. Cash provided by (used in) operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities of $57.9 million in fiscal year 2025 worsened as compared to cash provided by operating activities of $46.7 million in fiscal year 2024, primarily due to the receipt of a U.S. tax refund of $57.3 million during fiscal year 2024 and an increase in other working capital items in fiscal year 2025.

Investing Activities. Investing cash flows primarily consist of capital expenditures and are offset by proceeds from the sale of property, plant and equipment. Investing cash flows increased in fiscal year 2025 compared to fiscal year 2024 primarily due to the sale of our European distribution center in the second quarter of fiscal year 2025.
Financing Activities. Financing cash flows primarily consist of borrowings and repayments of debt. The decrease in cash used in financing initiatives in fiscal year 2025 compared to fiscal year 2024 primarily resulted from $34.3 million of net debt borrowings in fiscal year 2025 as compared to $43.8 million of net debt payments in fiscal year 2024.
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
For the fiscal year ending January 2, 2027, we expect total capital expenditures to be approximately $7 million. Our capital expenditure budget is an estimate and is subject to change.
Sources of Liquidity. We believe cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for at least the next twelve months. Although we believe we have adequate sources of liquidity, we continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, the timing of the expected benefits of our Turnaround Plan and other relevant considerations, including macroeconomic events, recessionary risks and tariffs. In the event our liquidity is insufficient, we may be required to limit our spending or sell assets.

The following table shows our sources of liquidity from cash and cash equivalents and our New Revolving Credit Facility availability (in millions):

	Fiscal Year End
	2025	2024
Cash and cash equivalents	$95.8	$123.6
Revolving credit facility availability	66.9	53.4
Total liquidity	$162.7	$177.0
Prior Notes: In November 2021, we sold $150.0 million aggregate principal amount of our 7.00% senior notes due 2026 (the "Prior Notes"), generating net proceeds of approximately $141.7 million. The Prior Notes were our general unsecured obligations. The Prior Notes bore interest at the rate of 7.00% per annum. See "Notes Exchange" below for information regarding the restructuring of the Prior Notes. On November 13, 2025, as a result of the Restructuring Plan, all $150.0 million aggregate principal amount of the Prior Notes were cancelled.
Notes Exchange: On August 13, 2025, we, Fossil (UK) Global Services Ltd. ("Fossil UK”), and certain direct and indirect subsidiaries of ours identified therein (collectively, the "Parties”) entered into a Transaction Support Agreement (the "Transaction Support Agreement”) with certain holders (the "Consenting Noteholders”), representing approximately 59% of the aggregate principal of the Prior Notes.
On November 13, 2025, we consummated the previously announced offer to exchange (the “Exchange Offer”) with respect to the Prior Notes and the concurrent rights offering (the “Rights Offering”) pursuant to a restructuring plan under Part 26A of the UK Companies Act 2006 (as amended) (the “Restructuring Plan” and together with the Exchange Offer and the Rights Offering, the “Transactions”). In connection with the consummation of the Transactions:
•Noteholders that participated in the Rights Offering and Exchange Offer (the “New Money Participants”) (i) provided an aggregate of $32.5 million of incremental, new money financing in exchange for (x) $32.5 million aggregate principal amount of 9.500% First-Out First Lien Secured Senior Notes due 2029 (the “First-Out Notes”) and (y) 954,070 shares of common stock, par value $0.01 (“Common Stock”), (ii) exchanged $120.2 million aggregate principal amount of Prior Notes on a dollar-for-dollar basis for $120.2 million aggregate principal amount of First-Out Notes, and (iii) received $0.9 million aggregate principal amount of First-Out Notes as a consent premium pursuant to the terms of the Transactions (the “Consent Premium”).
•Noteholders that did not participate in the Rights Offering (the “Non-New Money Participants”) (i) received $29.8 million aggregate principal amount of 7.500% Second-Out Second Lien Secured Senior Notes due 2029 (the “Second-Out Notes”) on a dollar-for-dollar basis for $29.8 million aggregate principal amount of Prior Notes held by such Non-New Money Participants, and (ii) received $53,858 aggregate principal amount of Second-Out Notes as a Consent Premium. Only Non-New Money Participants that tendered their Prior Notes in the Exchange Offer and consented to the Restructuring Plan received the Consent Premium.
•Noteholders also received an aggregate total of approximately 3,000,000 warrants (the “Warrants”), entitling the holders thereof to purchase either (i) one share of Common Stock for each Warrant held, or (ii) one pre-funded warrant (each, a “Pre-Funded Warrant”) for each Warrant held, each such Pre-Funded Warrant entitling the holder thereof to purchase one share of Common Stock. The Warrants were exercisable at any time prior to 5:00 p.m., New York City time, on December 15, 2025. The number of Warrants exercised as of January 3, 2026 was 2.6 million with the remainder of the 3.0 million Warrants forfeited.
The Consenting Noteholders participated in the Transactions on a private placement basis. In accordance with the terms of the Transaction Support Agreement, the Consenting Noteholders received $1.6 million aggregate principal amount of First-Out Notes as a backstop premium as consideration for providing a backstop commitment for the Rights Offering.
Prior Revolving Facility: On September 26, 2019, we and certain subsidiaries entered into a secured asset-based revolving credit agreement (as amended from time to time, the “Prior Revolving Facility”) with various lenders party thereto.
New Revolving Credit Facility: On August 13, 2025, we and certain of our subsidiaries identified therein as guarantors entered into the Credit Agreement with the Lenders, the Administrative Agent and the Company as a borrower (the “Credit Agreement”) to refinance the Prior Revolving Facility. Pursuant to the Credit Agreement, the Lenders have provided new financing commitments to the Company under a new senior secured asset-based revolving credit facility (the “New Revolving Credit Facility”) in an aggregate principal amount of $150 million.
Contemporaneously with entering into the New Revolving Credit Facility, the proceeds of the New Revolving Credit Facility were used to pay off in full the $15.0 million outstanding under the Prior Revolving Facility.
Borrowings under the New Revolving Credit Facility bear interest at a rate of 5.00% plus the Adjusted Term SOFR Rate (as defined in the Credit Agreement) for term SOFR borrowings and 4.00% plus the Alternate Base Rate (as defined in the Credit Agreement) for base rate borrowings, payable monthly in arrears. The Lenders received an upfront commitment fee equal to 2.00% of the aggregate commitments under the New Revolving Credit Facility. The Company’s obligations under the New Revolving Credit Facility are guaranteed by the guarantors, and those obligations and the guarantees are secured by substantially all of the assets of the Company and the guarantors. The Credit Agreement includes customary representations and warranties, covenants and events of default, in each case, applicable to the Company. The Credit Agreement also requires that Availability (as defined in the Credit Agreement) may at no time be less than the greater of 10% of the Line Cap (as defined in the Credit Agreement) and $12.5 million. If an event of default under the Credit Agreement occurs, the Required Lenders (as defined in the Credit Agreement) may, among other things, terminate the commitments and declare the outstanding obligations under the Credit Agreement to be immediately due and payable.
The maximum amount that we are permitted to borrow at any time under the New Revolving Credit Facility is limited by a borrowing base that is recalculated monthly or, in some circumstances, more frequently. The borrowing base is a function of, among other things, our eligible accounts receivable, inventory and certain intellectual property. The Credit Agreement provides the administrative agent with considerable discretion to impose reserves and to determine that certain assets are not eligible for inclusion in our borrowing base.
The New Revolving Credit Facility has a stated maturity date of August 13, 2030, but includes a springing maturity feature (the “Springing Maturity Feature”) that will cause the stated maturity date to spring ahead to the date that is 91 days prior to the maturity date of material indebtedness (defined as $15.0 million or more of indebtedness) if such material indebtedness remains outstanding on such 91st day.
The maturity date of the First-Out Notes is January 1, 2029. If more than $15.0 million of First-Out Notes and other indebtedness (other than under the Credit Agreement) is outstanding on October 2, 2028, the maturity date of the New Revolving Credit Facility will be October 2, 2028. The maturity date of the Second-Out Notes is June 30, 2029. If more than $15.0 million of Second-Out Notes and other indebtedness (other than under the Credit Agreement) is outstanding on March 31, 2029, the maturity date of the New Revolving Credit Facility will be March 31, 2029.
Fiscal Year 2025 Activity: We had net borrowings of $35.1 million under the Notes during fiscal year 2025. The borrowings approximated the payments under the New Revolving Credit Facility and Prior Revolving Facility and amounts outstanding had an average interest rate of 8.0%. We recorded a loss of $3.2 million in other income (expense) - net during fiscal 2025 for debt issuance costs and other fees associated with the Prior Revolving Facility and Prior Notes. As of January 3, 2026, we had $185.1 million outstanding under the Notes and $16.0 million outstanding under the New Revolving Credit Facility. As of January 3, 2026, we had unamortized debt issuance costs of $18.5 million and original issue discount of $8.8 million recorded in long-term debt and $22.5 million recorded in intangible and other assets-net on our consolidated balance sheets. As of January 3, 2026, we had $66.9 million available for borrowing under the New Revolving Credit Facility. At January 3, 2026, we were in compliance with all debt covenants related to our credit facilities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fossil Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fossil Group, Inc. and subsidiaries (the "Company") as of January 3, 2026 and December 28, 2024, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended January 3, 2026, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
–Evaluating management's ability to accurately estimate net realizable value and predict market conditions by assessing the year-over-year change in the estimated inventory allowance by product-line
–Performing a trend analysis of net sales, margins, inventory turnover, and period-end inventory balances in order to assess the reasonableness of each product line’s inclusion or exclusion from the allowance.
•Tested the completeness of the inventory valuation adjustment by:
–Identifying slow-moving inventory with low turnover levels and comparing to management’s analysis.
–Inquiring of management and performing corroborative inquiry about returns, inventory that is under-performing, and anticipated trends based on market reaction and comparing to management’s analysis.
–Evaluating margins for a sample of sales to liquidators to evaluate the need for potential obsolescence allowance
–Analyzing inventory items by product-line to determine if the inventory excess and obsolescence allowance is reasonable through evaluations of historical margin data and other qualitative factors for each selection.
•Tested the mathematical accuracy of the inventory excess and obsolescence allowance by recalculating the net realizable value and comparing our recalculation to the recorded balance.
•Tested sales of certain inventory products that are identified as being at risk for obsolescence and evaluated sales margins earned on those transactions.
•Evaluated and performed extensive inquiries of management about planned sales channels against historical margins at the product level.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 12, 2026

We have served as the Company's auditor since 1988.

FOSSIL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
IN THOUSANDS

	January 3, 2026	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$95,842	$123,598
Accounts receivable-net	144,569	162,164
Inventories	151,796	178,576
Prepaid expenses and other current assets	75,623	90,177
Total current assets	467,830	554,515
Property, plant and equipment-net	34,126	41,568
Operating lease right-of-use assets	118,302	121,389
Intangible and other assets-net	68,996	46,095
Total long-term assets	221,424	209,052
Total assets	$689,254	$763,567
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$132,514	$157,636
Short-term debt	3,985	2,170
Accrued expenses:
Current operating lease liabilities	34,768	37,327
Compensation	48,695	43,426
Royalties	17,909	16,893
Customer liabilities	29,186	29,830
Transaction taxes	5,109	11,315
Other	17,310	20,208
Income taxes payable	12,287	7,765
Total current liabilities	301,763	326,570
Long-term income taxes payable	5,481	5,423
Deferred income tax liabilities	607	1,033
Long-term debt	173,847	162,674
Long-term operating lease liabilities	104,442	113,658
Other long-term liabilities	16,338	17,485
Total long-term liabilities	300,715	300,273
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, 58,354 and 53,254 shares issued and outstanding at January 3, 2026 and December 28, 2024, respectively	584	533
Treasury stock, at cost, 2,500 shares at January 3, 2026	(4,525)	—
Additional paid-in capital	329,232	315,042
Retained earnings	(162,567)	(84,268)
Accumulated other comprehensive income (loss)	(59,889)	(82,604)
Total Fossil Group, Inc. stockholders' equity	102,835	148,703
Noncontrolling interest	(16,059)	(11,979)
Total stockholders' equity	86,776	136,724
Total liabilities and stockholders' equity	$689,254	$763,567
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2025	2024	2023
Net sales	$1,004,406	$1,144,990	$1,412,384
Cost of sales	441,258	547,839	732,803
Gross profit	563,148	597,151	679,581
Operating expenses:
Selling, general and administrative expenses	540,093	638,776	777,167
Long-lived asset impairments	1,543	2,541	2,159
Restructuring expenses	40,591	59,781	43,279
Total operating expenses	582,227	701,098	822,605
Operating income (loss)	(19,079)	(103,947)	(143,024)
Interest expense	20,230	18,990	21,778
Other income (expense) - net	(10,445)	4,874	8,665
Income (loss) before income taxes	(49,754)	(118,063)	(156,137)
Provision (benefit) for income taxes	28,083	(11,787)	522
Net income (loss)	(77,837)	(106,276)	(156,659)
Less: Net income (loss) attributable to noncontrolling interest	462	(3,605)	429
Net income (loss) attributable to Fossil Group, Inc.	$(78,299)	$(102,671)	$(157,088)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$23,653	$(4,778)	$6,775
Cash flow hedges - net change	(474)	124	(709)
Pension plan activity	(464)	(1,545)	(6,153)
Total other comprehensive income (loss)	22,715	(6,199)	(87)
Total comprehensive income (loss)	(55,122)	(112,475)	(156,746)
Less: Comprehensive income (loss) attributable to noncontrolling interest	462	(3,605)	429
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(55,584)	$(108,870)	$(157,175)
Earnings (loss) per share:
Basic	$(1.45)	$(1.94)	$(3.00)
Diluted	$(1.45)	$(1.94)	$(3.00)
Weighted average common shares outstanding:
Basic	54,087	52,958	52,284
Diluted	54,087	52,958	52,284
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AMOUNTS IN THOUSANDS

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Fossil Group, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
Balance, December 31, 2022	51,836	$518	$306,241	$—	$175,491	$(76,318)	$405,932	$(2,923)	$403,009
Common stock issued upon exercise of restricted stock units	816	8	(8)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(530)	—	—	(530)	—	(530)
Retirement of common stock	(165)	(1)	(529)	530	—	—	—	—	—
Stock-based compensation	—	—	6,005	—	—	—	6,005	—	6,005
Net income (loss)	—	—	—	—	(157,088)	—	(157,088)	429	(156,659)
Other comprehensive income (loss)	—	—	—	—	—	(87)	(87)	—	(87)
Balance, December 30, 2023	52,487	$525	$311,709	$—	$18,403	$(76,405)	$254,232	$(2,494)	$251,738
Common stock issued upon exercise of restricted stock units	894	9	(9)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(114)	—	—	(114)	—	(114)
Retirement of common stock	(127)	(1)	(113)	114	—	—	—	—	—
Stock-based compensation	—	—	3,455	—	—	—	3,455	—	3,455
Net income (loss)	—	—	—	—	(102,671)	—	(102,671)	(3,605)	(106,276)
Other comprehensive income (loss)	—	—	—	—	—	(6,199)	(6,199)	—	(6,199)
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(5,880)	(5,880)
Balance, December 28, 2024	53,254	$533	$315,042	$—	$(84,268)	$(82,604)	$148,703	$(11,979)	$136,724
Common stock issued upon exercise of restricted stock units	1,707	17	(17)	—	—	—	—	—	—
Acquisition of common stock	—	—	4,500	(4,664)	—	—	(164)	—	(164)
Retirement of common stock	(140)	(1)	(138)	139	—	—	—	—	—
Issuance of common stock	954	10	1,869	—	—	—	1,879	—	1,879
Issuance of warrants	—	—	4,541	—	—	—	4,541	—	4,541
Common stock issued upon exercise of warrants	2,579	25	1,069	—	—	—	1,094	—	1,094
Stock-based compensation	—	—	2,366	—	—	—	2,366	—	2,366
Net income (loss)	—	—	—	—	(78,299)	—	(78,299)	462	(77,837)
Other comprehensive income (loss)	—	—	—	—	—	22,715	22,715	—	22,715
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(4,542)	(4,542)
Balance, January 3, 2026	58,354	$584	$329,232	$(4,525)	$(162,567)	$(59,889)	$102,835	$(16,059)	$86,776

See notes to consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
AMOUNTS IN THOUSANDS

Fiscal Year	2025	2024	2023
Operating Activities:
Net income (loss)	$(77,837)	$(106,276)	$(156,659)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	13,053	16,000	19,099
Non-cash lease expense	56,729	65,128	74,813
Stock-based compensation	2,317	2,897	5,686
Decrease in allowance for returns and markdowns	(3,099)	(1,867)	(2,604)
Gain on disposal of assets	(12,359)	(4,329)	(6,398)
Property, plant and equipment and other long-lived asset impairment losses	1,543	2,541	2,159
Non-cash restructuring charges	72	14,801	7,563
Bad debt expense	444	6,328	3,535
Other non cash items	8,644	(1,216)	(7,080)
Loss on extinguishment of debt	3,157	—	—
Contingent consideration remeasurement	—	(154)	(348)
Changes in operating assets and liabilities:
Accounts receivable	22,310	11,737	19,945
Inventories	34,742	58,638	125,766
Prepaid expenses and other current assets	(927)	66,367	18,758
Accounts payable	(36,333)	14,382	(42,889)
Accrued expenses	(7,969)	(4,551)	(24,473)
Income taxes	4,221	(22,176)	(9,858)
Operating lease liabilities	(66,605)	(71,570)	(86,474)
Net cash (used in) provided by operating activities	(57,897)	46,680	(59,459)
Investing Activities:
Additions to property, plant and equipment	(2,564)	(6,752)	(8,528)
Decrease (increase) in intangible and other assets	1,626	1,410	(1,365)
Proceeds from the sale of property, plant and equipment and other	23,019	9,386	23
Net cash provided by (used in) investing activities	22,081	4,044	(9,870)
Financing Activities:
Acquisition of common stock	(164)	(114)	(530)
Distribution of noncontrolling interest earnings	(4,542)	(5,880)	—
Debt borrowings	154,231	115,702	172,827
Debt payments	(119,911)	(159,495)	(183,607)
Proceeds from warrants	1,094	—	—
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	—	(422)	(2,316)
Debt issuance costs	(35,717)	—	—
Net cash (used in) provided by financing activities	(5,009)	(50,209)	(13,626)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	13,659	4,494	463
Net (decrease) increase in cash and cash equivalents, and restricted cash	(27,166)	5,009	(82,492)
Cash and cash equivalents, and restricted cash:
Beginning of year	126,592	121,583	204,075
End of year	$99,426	$126,592	$121,583
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies
Consolidated Financial Statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its subsidiaries (the "Company"). The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion accessories on a global basis. The Company's products are sold primarily through department stores, specialty retailers, Company-owned retail stores and commercial websites worldwide. The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to fiscal years 2025, 2024 and 2023 are for the fiscal years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively. The Company's fiscal year periodically results in a 53-week year instead of a normal 52-week year. The fiscal year ended January 3, 2026 was a 53-week year, with the additional week included in the first quarter of the fiscal year. Accordingly, the information presented herein includes 53 weeks of operations for fiscal year 2025 as compared to 52 weeks in fiscal years 2024 and 2023. All intercompany balances and transactions are eliminated in consolidation.
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
The Company has entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of products bearing the brand names of certain globally recognized fashion companies. Sales of the Company's licensed products amounted to 47.3%, 44.5% and 44.7% of the consolidated net sales for fiscal years 2025, 2024 and 2023, respectively, of which MICHAEL KORS® product sales accounted for 19.2%, 17.4% and 17.6% of the consolidated net sales for fiscal years 2025, 2024 and 2023, respectively, and EMPORIO ARMANI® product sales accounted for 10.1%, 11.5% and 14.0% of the consolidated net sales for fiscal years 2025, 2024 and 2023, respectively.
Cash Equivalents are considered all highly liquid investments with original maturities of three months or less.
Restricted Cash was comprised primarily of pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of January 3, 2026, December 28, 2024 and December 30, 2023 that are presented in the consolidated statement of cash flows (in thousands):

	January 3, 2026	December 28, 2024	December 30, 2023
Cash and cash equivalents	$95,842	$123,598	$117,197
Restricted cash included in prepaid expenses and other current assets	1,232	540	77
Restricted cash included in intangible and other assets-net	2,352	2,454	4,309
Cash, cash equivalents and restricted cash	$99,426	$126,592	$121,583

Accounts Receivable at the end of fiscal years 2025 and 2024 are stated net of doubtful accounts of approximately $13.0 million and $14.7 million, respectively.
Inventories are stated at the lower of cost and net realizable value, including any applicable duty and freight charges. Inventory held at consignment locations is included in the Company's finished goods inventory, and at the end of fiscal years 2025 and 2024, was $9.0 million and $15.1 million, respectively.
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
Lease assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Lease impairment losses of $0.6 million, $1.8 million and $1.7 million were recorded in long-lived asset impairments in fiscal years 2025, 2024 and 2023, respectively. Lease impairment losses of $5.4 million were recorded in restructuring charges in fiscal year 2024. No lease impairment losses were recorded in restructuring charges in fiscal years 2025 or 2023.
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
Property, plant and equipment is evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Property, plant and equipment impairment losses of $0.4 million were recorded in long-lived asset impairments in each of fiscal years 2025, 2024 and 2023 . No impairment losses were recorded in restructuring charges in fiscal years 2025 and 2023, and impairment losses of $1.2 million were recorded in restructuring charges in fiscal year 2024.
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
The fair value of the Company's MICHELE® trade name was estimated using the relief from royalty method. No impairment charges were recorded to the MICHELE trade name during fiscal years 2025, 2024 or 2023. The SKAGEN® trade name was being amortized over its estimated useful life. No impairment charges were recorded to the SKAGEN trade name during fiscal years 2025, 2024 or 2023. The Zodiac tradename was considered fully impaired, resulting in a pre-tax impairment charge of $0.5 million for fiscal year 2025.
During fiscal year 2024, the Company committed to a plan to sell its MICHELE and SKAGEN trade names and recorded the assets to prepaid expenses and other current assets during fiscal year 2024 when the qualifications for assets held for sale were met. During fiscal year 2025, due to circumstances previously considered unlikely, the Company decided not to sell its trade names and reclassified the assets as held and used. The MICHELE trade name is recorded at its carrying amount before the asset was classified as held for sale. The SKAGEN trade name was recorded at its carrying amount before the asset was classified as held for sale adjusted for amortization that would have been recognized had the asset been continually classified as held and used, which resulted in the asset being fully amortized during fiscal year 2025.
Assets held for sale are assets that the Company has committed to a plan to sell within one year and is actively marketing the assets in their current condition for a price that is reasonable in comparison to their estimated fair value. Assets held for sale are reported at the lower of carrying amount or fair value less costs to sell. Long-lived assets classified as held for sale are not subject to depreciation or amortization. There were no assets held for sale at the end of fiscal year 2025. The Company had assets held for sale of $17.5 million at the end of fiscal year 2024 related to trade names and property held for sale. Assets held for sale are included in prepaid expenses and other current assets in the Company's consolidated balance sheets.
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
Foreign Transaction Gains and Losses are those changes in exchange rates of currencies not considered the functional currency that affects cash flows and the related receivables or payables. The Company incurred net foreign currency transaction losses of $9.5 million and $1.3 million for fiscal years 2025 and 2024, respectively and a net foreign currency transaction gain of $3.0 million for fiscal year 2023. These net gains and losses have been included in other income (expense)—net in the Company's consolidated statements of income (loss) and comprehensive income (loss).
Revenues from sales of the Company's products are recognized when control of the product is transferred to the customer and in an amount that reflects the consideration the Company expects to be entitled in exchange for the product. The Company accepts limited returns from customers. The Company continually monitors returns and maintains a provision for estimated returns based upon historical experience and any specific issues identified. Product returns are accounted for as reductions to revenue and cost of sales and increases to customer liabilities and prepaid expenses and other current assets to the extent the returned product is resalable. The Company recorded an estimated returns provision of $26.6 million and $27.8 million in accrued expenses as of the end of fiscal years 2025 and 2024, respectively. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales. See Note 2—Revenue, for more information regarding the Company's revenue recognition policy.
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
Operating Expenses include selling, general and administrative ("SG&A"), long-lived asset impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company's retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reduce and optimize the Company’s infrastructure and store closures. See Note 20—Restructuring for additional information on the Company’s restructuring plan. The Company did not receive any significant government subsidies in fiscal years 2025 and 2024, and recorded $3.6 million related to government assistance and subsidies during fiscal year 2023. These amounts mostly relate to payroll expense and were recorded as a reduction of selling, general and administrative expenses.
Advertising Costs for digital marketing and in-store advertising as well as co-op advertising, product displays, show/exhibit costs, advertising royalties related to the sales of licensed brands, internet costs associated with affiliation fees and sample costs are expensed as incurred within SG&A. Advertising costs were $88.7 million, $123.1 million and $157.3 million for fiscal years 2025, 2024 and 2023, respectively.
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
Research and Development Costs are incurred primarily through the Company's in-house engineering team as well as third party consulting and labor and consist primarily of personnel-related expenses, tooling and prototype materials and overhead costs. The Company’s research and development ("R&D") expenses are related to designing and developing new products and features and improving existing products. The Company's R&D expenses are recorded in SG&A and was $19.4 million in fiscal year 2023. There were no significant R&D expenses recorded in fiscal years 2025 or 2024.

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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands except per share data):

Fiscal Year	2025	2024	2023
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(78,299)	$(102,671)	$(157,088)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	54,087	52,958	52,284
Basic EPS	$(1.45)	$(1.94)	$(3.00)
Diluted EPS computation:
Basic weighted average common shares outstanding	54,087	52,958	52,284
Diluted weighted average common shares outstanding	54,087	52,958	52,284
Diluted EPS	$(1.45)	$(1.94)	$(3.00)

Approximately 3.5 million, 1.9 million and 2.1 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in fiscal years 2025, 2024 and 2023, respectively, because they were anti-dilutive, including approximately 0.9 million, 0.2 million and 0.3 million weighted performance-based shares in fiscal years 2025, 2024 and 2023, respectively.
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
Under The Organization for Economic Cooperation and Development ("OECD") Inclusive Framework, 140 countries agreed to enact a two-pillar solution to reform the international tax rules to address the challenges arising from the globalization and digitalization of the economy. The Pillar Two Global Anti-Base Erosion ("GloBE") Rules provide a coordinated system to ensure that multinational enterprises with revenues above EUR 750 million pay a minimum effective tax rate of 15% tax on the income arising in each of the jurisdictions in which they operate. They will be liable to pay a top-up tax for the difference between their GloBE effective tax rate per jurisdiction and the 15% minimum rate. It is the ultimate parent entity of the multinational enterprise that is primarily liable for the GLoBE top-up tax in its jurisdiction’s territory. Therefore, some countries may engage in domestic tax policy reforms in anticipation of the GloBE rules becoming effective and enact their own domestic minimum tax rates to avoid “tax leakage”. Notwithstanding any new local minimum tax regime which may be designed to reduce or eliminate the GloBE top-up tax, additional top-up tax under GLoBE may still be due. This will depend on the local effective tax rate calculation according to the specific rules set out in the Pillar Two implementation guidance. Certain provisions of Pillar Two were effective for tax years beginning in January 2024 with other provisions effective for subsequent tax years. The technical aspects of the calculation are still being developed. However, on January 5, 2026, the OECD has introduced a permanent elective “Side-by-Side” safe harbor under which a multinational enterprise (“MNE”) may be exempt from the Pillar Two Income Inclusion Rule (“IIR”) and Undertaxed Profits Rule (“UTPR”) if it operates in a jurisdiction with qualifying domestic and worldwide minimum tax regimes that meet OECD standards. Based on current guidance, U.S. MNEs are expected to qualify for this safe harbor for fiscal years beginning on or after January 1, 2026, subject to final implementation and confirmation of regime eligibility. Pillar Two did not have a material impact on the Company's financial results, including its annual estimated effective tax rate or liquidity in 2024 and 2025. The Company does not expect any increase in corporate tax rates or rules regarding the calculation of taxable income for the top-up tax that could adversely affect the business, results of operations, financial condition or cash flow for the Company's future tax years.
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

Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 in the first quarter of fiscal year 2025 on a prospective basis. The adoption of the updated guidance results in the additional disaggregation of certain tax information within the Company's income tax footnote disclosure.
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
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	Fiscal Year 2025
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches:
Traditional watches	$351,808	$264,097	$198,711	$—	$814,616
Smartwatches	10,520	1,377	(157)	—	11,740
Total watches	$362,328	$265,474	$198,554	$—	$826,356
Leathers	42,935	9,685	17,324	—	69,944
Jewelry	19,359	51,390	20,360	—	91,109
Other	6,308	6,698	2,409	1,582	16,997
Consolidated	$430,930	$333,247	$238,647	$1,582	$1,004,406

Timing of Revenue Recognition
Revenue recognized at a point in time	$430,763	$332,973	$238,434	$1,582	$1,003,752
Revenue recognized over time	167	274	213	—	654
Consolidated	$430,930	$333,247	$238,647	$1,582	$1,004,406

	Fiscal Year 2024
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches:
Traditional watches	$388,789	$269,215	$214,641	$—	$872,645
Smartwatches	18,669	1,743	4,468	—	24,880
Total watches	$407,458	$270,958	$219,109	$—	$897,525
Leathers	70,653	16,995	23,476	—	111,124
Jewelry	28,847	60,906	24,697	—	114,450
Other	8,194	8,748	2,793	2,156	21,891
Consolidated	$515,152	$357,607	$270,075	$2,156	$1,144,990

Timing of Revenue Recognition
Revenue recognized at a point in time	$514,779	$357,041	$269,615	$2,156	$1,143,591
Revenue recognized over time	373	566	460	—	1,399
Consolidated	$515,152	$357,607	$270,075	$2,156	$1,144,990

	Fiscal Year 2023
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches:
Traditional watches	$456,745	$296,133	$260,244	$1,955	$1,015,077
Smartwatches	37,660	26,251	17,038	—	80,949
Total watches	$494,405	$322,384	$277,282	$1,955	$1,096,026
Leathers	104,760	25,877	27,790	—	158,427
Jewelry	33,367	78,946	19,097	—	131,410
Other	8,247	10,151	4,029	4,094	26,521
Consolidated	$640,779	$437,358	$328,198	$6,049	$1,412,384

Timing of Revenue Recognition
Revenue recognized at a point in time	$640,191	$436,610	$327,747	$4,677	$1,409,225
Revenue recognized over time	588	748	451	1,372	3,159
Consolidated	$640,779	$437,358	$328,198	$6,049	$1,412,384

Contract Balances. As of January 3, 2026, the Company had no material contract assets on the consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $0.1 million and $0.7 million as of January 3, 2026 and December 28, 2024, respectively, primarily related to remaining performance obligations on wearable technology products and (ii) $1.7 million and $2.1 million as of January 3, 2026 and December 28, 2024, respectively, related to gift cards issued.
Shipping and Handling Fees. The Company accounts for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.

3. Inventories
Inventories consisted of the following (in thousands):

At Fiscal Year End	2025	2024
Components and parts	$15,575	$12,322
Finished goods	136,221	166,254
Inventories	$151,796	$178,576

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

Fiscal Year	2025	2024	2023
Beginning balance	$6,113	$10,122	$13,623
Settlements in cash or kind	(3,761)	(4,998)	(6,956)
Warranties issued and adjustments to preexisting warranties(1)	1,991	989	3,455
Ending balance	$4,343	$6,113	$10,122
____________________________________________
(1)Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

At Fiscal Year End	2025	2024
Prepaid royalties	$12,336	$11,508
Prepaid taxes	27,105	29,038
Inventory returns	7,180	7,026
Assets held for sale	—	17,546
Short term deposits	6,382	1,574
Other	22,620	23,485
Prepaid expenses and other current assets	$75,623	$90,177
6. Property, Plant and Equipment
Property, plant and equipment—net consisted of the following (in thousands):

At Fiscal Year End	2025	2024
Machinery and equipment	16,339	33,085
Furniture and fixtures	55,069	57,131
Computer equipment and software	156,384	170,376
Leasehold improvements	115,173	119,319
Construction in progress	446	707
	343,411	380,618
Less accumulated depreciation and amortization	309,285	339,050
Property, plant and equipment-net	$34,126	$41,568

7. Intangible and Other Assets
Intangible and other assets-net consisted of the following (in thousands):

		2025		2024
At Fiscal Year End	Useful Lives	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,978	$3,461	$3,978	$3,360
Patents	3 - 20 yrs.	850	594	850	571
Trade name	6 yrs.	4,502	4,502	—	—
Other	7 - 20 yrs.	278	252	340	275
Total intangibles-subject to amortization		9,608	8,809	5,168	4,206
Intangibles-not subject to amortization:
Trade names		8,433		—
Other assets:
Other deposits		14,246		14,038
Deferred tax asset-net		18,123		23,857
Restricted cash		2,352		2,454
Debt issuance costs		22,538		1,854
Other		2,505		2,930
Total other assets		59,764		45,133
Total intangible and other assets		$77,805	$8,809	$50,301	$4,206
Total intangible and other assets-net			$68,996		$46,095
During fiscal year 2024, the Company committed to a plan to sell its MICHELE and SKAGEN trade names and recorded the assets to prepaid expenses and other current assets during fiscal year 2024 when the qualifications for assets held for sale were met. During fiscal year 2025, due to circumstances previously considered unlikely, the Company decided not to sell its trade names and reclassified the assets as held and used. The MICHELE trade name is recorded at its carrying amount before the asset was classified as held for sale. The SKAGEN trade name was recorded at its carrying amount before the asset was classified as held for sale adjusted for amortization that would have been recognized had the asset been continually classified as held and used, which resulted in the asset being fully amortized.
Amortization expense for intangible assets was $0.7 million, $0.9 million, and $0.9 million for fiscal years 2025, 2024 and 2023. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2026	$138
2027	120
2028	114
2029	83
2030	72
Thereafter	272

8. Derivatives and Risk Management
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
As of January 3, 2026, the Company had no outstanding forward contracts designated as cash flow hedges. As of December 28, 2024, the fair value amount on a gross basis for the Company's derivative instruments was $0.6 million and was included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
Non-designated Hedges.    The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of January 3, 2026 and December 28, 2024, the Company had no outstanding non-designated forward contracts. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The effective portion of gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during fiscal years 2025, 2024 and 2023 are set forth below (in thousands):

Fiscal Year	2025	2024	2023
Cash flow hedges:
Forward contracts	$140	$1,174	$(708)
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$140	$1,174	$(708)

The following table illustrates the effective portion of gains and losses on derivative instruments recorded in other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during fiscal years 2025, 2024 and 2023 (in thousands):

Derivative Instruments	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$—	$413	$(1,001)
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$614	$637	$1,002
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$21	$38	$83
The following table summarizes the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	Fiscal Year 2025		Fiscal Year 2024
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$441,258	$(10,445)	$547,839	$4,874
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	—	614	413	637
Forward contracts not designated as cash flow hedging instruments:
Total gain (loss) recognized in income	—	21	—	38

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

As of January 3, 2026, the Company did not have any assets or liabilities measured at fair value on a recurring basis.
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
As of January 3, 2026, the Company's First-Out and Second-Out Notes (as defined in Note 10— Debt), excluding unamortized debt issuance costs and original issue discount, were recorded at cost and had a carrying value of $185.1 million and their fair value approximated their carrying value. The Company's New Revolving Credit Facility (as defined in Note 10—Debt) was recorded at cost and had a carrying value of $16.0 million and its fair value approximated its carrying value. The fair value of the Company's First-Out Notes, Second-Out Notes and New Revolving Credit Facility was based on Level 3 inputs.
Operating lease right-of-use assets with a carrying amount of $1.6 million were written down to a fair value of $1.0 million and property, plant and equipment—net with a carrying amount of $0.4 million related to fixturing were fully impaired, resulting in total pre-tax impairment charges of $1.0 million for fiscal year 2025.
The fair values of operating lease right-of-use ("ROU") assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $1.0 million impairment expense, $0.7 million and $0.3 million were recorded in long-lived asset impairments in the Americas and Europe segments, respectively.
In fiscal year 2024, operating lease right-of-use assets with a carrying amount of $12.3 million and property, plant and equipment—net with a carrying amount of $1.9 million related to retail store leasehold improvements, and fixturing were written down to a fair value of $5.0 million and $0.4 million, respectively, resulting in total pre-tax impairment charges of $8.8 million. Of the $8.8 million impairment expense, $4.6 million and $2.0 million were recorded in restructuring charges in the Asia and Europe segments, respectively, and $1.0 million, $0.8 million and $0.4 million were recorded in long-lived asset impairments in the Asia, Europe and Americas segments, respectively.
The fair value of trade names are measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discounts rates and implied royalty rates. No trade name impairment was recorded to the MICHELE or SKAGEN tradenames during fiscal years 2025 or 2024. The Zodiac tradename with a carrying amount of $0.5 million was considered fully impaired, resulting in a pre-tax impairment charge of $0.5 million for fiscal year 2025.
10. Debt
The Company's debt consisted of the following, excluding finance lease obligations, (in millions):

	January 3, 2026	December 28, 2024
Revolving credit facility	$16.0	$15.9
Notes(1)	185.1	150.0
Other international	4.0	2.2
Total debt	$205.1	$168.1
Less current portion	4.0	2.2
Long-term debt	$201.1	$165.9
___________________________________________
(1)Excludes debt issuance costs of $18.5 million and original issue discount of $8.8 million recorded in long-term debt at January 3, 2026 and excludes debt issuance costs of $3.3 million at December 28, 2024.

Prior Revolving Facility: On September 26, 2019, the Company and certain subsidiaries entered into a secured asset-based revolving credit agreement (the "Prior Revolving Facility”) with various lenders party thereto.
New Revolving Credit Facility: On August 13, 2025, the Company and certain of its subsidiaries identified therein as guarantors entered into a Credit Agreement, dated as of August 13, 2025 (the “Credit Agreement”), with the lenders from time to time party thereto (the “Lenders”), ACF FINCO I LP, as administrative agent on behalf of the Lenders (the “Administrative Agent”), and the Company as a borrower to refinance the Prior Revolving Facility. Pursuant to the Credit Agreement, the Lenders have provided new financing commitments to the Company under a new senior secured asset-based revolving credit facility (the “New Revolving Credit Facility”) in an aggregate principal amount of $150 million.
Contemporaneously with entering into the New Revolving Credit Facility, the proceeds of the New Revolving Credit Facility were used to pay off in full the $15.0 million outstanding as of August 13, 2025 under the Prior Revolving Facility.
Borrowings under the New Revolving Credit Facility bear interest at a rate of 5.00% plus the Adjusted Term SOFR Rate (as defined in the Credit Agreement) for term SOFR borrowings and 4.00% plus the Alternate Base Rate (as defined in the Credit Agreement), payable monthly in arrears. The Lenders received an upfront commitment fee equal to 2.00% of the aggregate commitments under the New Revolving Credit Facility. The Company’s obligations under the New Revolving Credit Facility are guaranteed by the guarantors, and those obligations and the guarantees are secured by substantially all of the assets of the Company and the guarantors. The Credit Agreement includes customary representations and warranties, covenants and events of default, in each case, applicable to the Company. The Credit Agreement also requires that Availability (as defined in the Credit Agreement) may at no time be less than the greater of 10% of the Line Cap (as defined in the Credit Agreement) and $12.5 million. If an event of default under the Credit Agreement occurs, the Required Lenders (as defined in the Credit Agreement) may, among other things, terminate the commitments and declare the outstanding obligations under the Credit Agreement to be immediately due and payable.
The New Revolving Credit Facility has a stated maturity date of August 13, 2030, but includes a springing maturity feature (the “Springing Maturity Feature”) that will cause the stated maturity date to spring ahead to the date that is 91 days prior to the maturity date of material indebtedness (defined as $15.0 million or more of indebtedness) if such material indebtedness remains outstanding on such 91st day.
The maturity date of the First-Out Notes is January 1, 2029. If more than $15.0 million of First-Out Notes and other indebtedness (other than under the Credit Agreement) is outstanding on October 2, 2028, the maturity date of the New Revolving Credit Facility will be October 2, 2028. The maturity date of the Second-Out Notes is June 30, 2029. If more than $15.0 million of Second-Out Notes and other indebtedness (other than under the Credit Agreement) is outstanding on March 31, 2029, the maturity date of the New Revolving Credit Facility will be March 31, 2029.
Prior Notes: In November 2021, the Company sold $150.0 million aggregate principal amount of 7.00% senior notes due November 2026 (the “Prior Notes”).
On November 13, 2025, as a result of the Restructuring Plan (as defined herein), all $150.0 million aggregate principal amount of the Prior Notes were cancelled.
Notes: On August 13, 2025, the Company, Fossil (UK) Global Services Ltd. ("Fossil UK”), and certain direct and indirect subsidiaries of the Company identified therein (collectively, the "Company Parties”) entered into a Transaction Support Agreement (the "Transaction Support Agreement”) with certain holders (the "Consenting Noteholders”), representing approximately 59% of the aggregate principal of the Prior Notes.
On November 13, 2025, the Company consummated the previously announced offer to exchange (the “Exchange Offer”) with respect to the Prior Notes and the concurrent rights offering (the “Rights Offering”) pursuant to a restructuring plan under Part 26A of the UK Companies Act 2006 (as amended) (the “Restructuring Plan” and together with the Exchange Offer and the Rights Offering, the “Transactions”) for First-Out Notes and Second-Out Notes (as defined herein, collectively the "Notes"). In connection with the consummation of the Transactions:
•Noteholders that participated in the Rights Offering and Exchange Offer (the “New Money Participants”) (i) provided an aggregate of $32.5 million of incremental, new money financing in exchange for (x) $32.5 million aggregate principal amount of 9.500% First-Out First Lien Secured Senior Notes due 2029 (the “First-Out Notes”) and (y) 954,070 shares of Common Stock, (ii) exchanged $120.2 million aggregate principal amount of Prior Notes on a dollar-for-dollar basis for $120.2 million aggregate principal amount of First-Out Notes, and (iii) received $0.9 million aggregate principal amount of First-Out Notes as a consent premium pursuant to the terms of the Transactions (the “Consent Premium”).
•Noteholders that did not participate in the Rights Offering (the “Non-New Money Participants”) (i) received $29.8 million aggregate principal amount of 7.500% Second-Out Second Lien Secured Senior Notes due 2029 (the “Second-Out Notes” and together with the First-Out Notes, the "Notes") on a dollar-for-dollar basis for $29.8 million Prior Notes held by such Non-New Money Participants, and (ii) received $53,858 aggregate principal amount of Second-Out Notes as a Consent Premium. Only Non-New Money Participants that tendered their Prior Notes in the Exchange Offer and consented to the Restructuring Plan received the Consent Premium.
•Noteholders also received an aggregate total of approximately 3.0 million warrants (the “Warrants”), entitling the holders thereof to purchase either (i) one share of Common Stock for each Warrant held, or (ii) one pre-funded warrant (each, a “Pre-Funded Warrant”) for each Warrant held, each such Pre-Funded Warrant entitling the holder thereof to purchase one share of Common Stock. The Warrants were exercisable at any time prior to 5:00 p.m., New York City time, on December 15, 2025. The number of Warrants exercised as of January 3, 2026 was 2.6 million with the remainder of the 3.0 million Warrants forfeited.
The Consenting Noteholders participated in the Transactions on a private placement basis. In accordance with the terms of the Transaction Support Agreement, the Consenting Noteholders received $1.6 million aggregate principal amount of First-Out Notes as a backstop premium as consideration for providing a backstop commitment for the Rights Offering.
The Notes are, respectively, subject to certain covenants (subject to certain exceptions and thresholds), including, without limitation, restrictions on the Company and the guarantors’ thereunder ability to:
•incur, assume or guarantee additional debt, or issue disqualified stock or preferred stock;
•pay dividends, make other distributions or repurchase equity;
•make certain investments and other restricted payments;
•enter into transactions with affiliates;
•create, incur, assume or suffer to exist liens;
•sell or otherwise dispose of certain assets to third parties;
•consolidate, merge or sell all or substantially all of their assets; and
•create restrictions on the ability of certain subsidiaries to pay dividends and make other payments to the Company or the guarantors.
The Notes are, respectively, subject to certain events of default (subject to certain exceptions and thresholds), including, without limitation:
•default in the payment of interest, principal or premium thereunder;
•breach of covenants or other agreements under the Notes;
•default under any mortgage, indenture or instrument securing indebtedness for borrowed money and such indebtedness is in the aggregate principal amount of at least $10.0 million;
•judgments exceeding $15.0 million;
•entry into bankruptcy or insolvency proceedings;
•nullification of certain guarantees;
•invalidity of a lien with respect to collateral with a fair market value exceeding $10.0 million; and
•solely with respect to the First-Out Notes, an event of default under the Credit Agreement or the invalidity of an intercreditor agreement.

The Company's net borrowings approximated the net payments made under the Prior Revolving Facility and New Revolving Facility. The Company had net borrowings of $35.1 million under the Notes during fiscal year 2025. As of January 3, 2026, the Company had available borrowing capacity of approximately $66.9 million under the New Revolving Credit Facility. Such amount is less than the $150 million total revolving commitments under the New Revolving Credit Facility due to a reduction of borrowing capacity pursuant to the borrowing base. As of January 3, 2026, the Company had unamortized debt issuance costs of $18.5 million and original issue discount of $8.8 million recorded in long-term debt, and unamortized debt issuance costs of $22.5 million recorded in intangible and other assets-net on the Company's consolidated balance sheets. The Company incurred $11.6 million of interest expense related to the Prior Notes and New Notes and incurred $1.8 million of interest expense related to the Prior Revolving Facility and New Revolving Facility during fiscal year 2025. The Company incurred approximately $4.6 million of interest expense related to the amortization of debt issuance costs and original issue discount during fiscal year 2025. The Company recorded a loss of $3.2 million in other income (expense) - net during fiscal 2025 for debt issuance costs and other fees associated with the Prior Revolving Facility and Prior Notes. At January 3, 2026, the Company was in compliance with all debt covenants related to its credit facilities. The First-Out Notes bear interest at a rate of 9.50% per annum. Interest on the First-Out Notes is payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year, beginning on March 15, 2026. The First-Out Notes mature on January 1, 2029. The Second-Out Notes bear interest at a rate of 7.50% per annum. Interest on the Second-Out Notes is payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year, beginning on March 15, 2026. The Second-Out Notes mature on June 30, 2029.
The Company may redeem the First-Out Notes at any time at a redemption price of 107.500%. The Company may redeem the Second-Out Notes at any time at a redemption price of 100.000%.
Foreign-Based. Fossil India Private Ltd. entered into 150 million Indian Rupee receivables buyout facilities with Kotak Mihindra Bank (the "Fossil India Facilities") that it uses for working capital purposes. Indian Rupee borrowings, in U.S. dollars, under the Fossil India Facilities were approximately $4.0 million as of January 3, 2026.
The Company's debt as of January 3, 2026, excluding finance lease obligations, matures as follows (in millions):

Less than 1 Year	$4.0
Year 2	—
Year 3	—
Year 4	185.1
Year 5	16.0
Principal amounts repayable	205.1
Debt issuance costs and original issue discount	(27.3)
Total debt outstanding	$177.8

11. Other Income (Expense)—Net

Other income (expense)—net consisted of the following (in thousands):

Fiscal Year	2025	2024	2023
Interest income	$1,680	$4,386	$3,184
Contingent consideration remeasurement	—	154	348
Loss on extinguishment of debt	(3,157)	—	—
Net currency (losses) gains	(9,476)	(1,310)	3,023
Other net gains	508	1,644	2,110
Other income (expense) - net	$(10,445)	$4,874	$8,665

12. Taxes
Income Taxes.    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were (in thousands):

Fiscal Year	2025	2024
Deferred income tax assets:
Inventory	$1,098	$1,610
Compensation	7,016	6,494
Property, plant and equipment	5,129	3,836
Trade names and customer lists	43	1,320
Goodwill	2,459	4,586
Foreign accruals	7,436	5,619
Loss carryforwards	190,014	165,623
Tax credit carryforwards	19,418	19,417
Capitalized research and development	5,008	6,077
Interest disallowance	20,473	17,920
Lease liabilities	31,225	32,444
Original issue discount	13,114	—
Other	15,124	11,732
Deferred income tax assets total	$317,557	$276,678

Deferred income tax liabilities:
Right-of-use assets	(26,547)	(27,072)
Other	(306)	(298)
Deferred income tax liabilities total	$(26,853)	$(27,370)

Valuation allowance	(273,188)	(226,484)

Net deferred income tax assets	$17,516	$22,824

Deferred income tax assets - net	$18,123	$23,857
Deferred income tax liabilities - net	(607)	(1,033)
Net deferred income tax assets	$17,516	$22,824

Operating Loss Carryforwards.  At January 3, 2026, the consolidated balance sheets included $79.9 million of deferred tax assets for net operating losses of foreign subsidiaries. The amounts and the fiscal year of expiration of the loss carryforwards are (in thousands):

Expires 2026 through 2030	$82,763
Expires 2031 through 2035	38,301
Expires 2036 through 2040	79,042
Expires 2041 through 2045	53,463
Indefinite	89,350
Total loss carryforwards	$342,919
At January 3, 2026, the consolidated balance sheets included $22.0 million of deferred tax assets for state income tax net operating losses. The state apportioned amounts and the fiscal year of expiration of the loss carryforwards are (in thousands):

Expires 2026 through 2030	$15,090
Expires 2031 through 2035	42,942
Expires 2036 through 2040	104,488
Expires 2041 through 2045	123,628
Indefinite	97,965
Total loss carryforwards	$384,113
At January 3, 2026, the consolidated balance sheets included $88.1 million of deferred tax assets for federal income tax net operating losses. In the U.S., federal income tax net operating losses can be carried forward indefinitely, but are limited to 80% of taxable income.
The following table identifies income (loss) before income taxes for the Company's U.S. and non-U.S. based operations for the fiscal years indicated (in thousands):

Fiscal Year	2025	2024	2023
U.S.	$(127,065)	$(148,038)	$(130,620)
Non-U.S.	77,311	29,975	(25,517)
Total	$(49,754)	$(118,063)	$(156,137)
The Company's provision for income taxes consisted of the following for the fiscal years indicated (in thousands):

Fiscal Year	2025	2024	2023
Current provision:
U.S. federal	$—	$(24,079)	$(3,798)
Non-U.S.	21,102	14,651	8,315
State and local	135	95	(120)
Total current	21,237	(9,333)	4,397
Deferred provision (benefit):
Non-U.S.	6,846	(2,454)	(3,875)
Total deferred	6,846	(2,454)	(3,875)
Provision for income taxes	$28,083	$(11,787)	$522

A reconciliation of the Company's income tax rate by percentage and amount paid is as follows (dollars in thousands):

	Fiscal Year 2025
	Amount	Percentage
Federal Statutory Tax Rate	$(10,448)	21.0%
State and Local Income Taxes	88	(0.2)
Foreign Tax Effects:
Australia
Change in valuation allowance	1,699	(3.4)
Statutory tax rate difference	(836)	1.7
Other	(34)	0.1
Canada
Change in valuation allowance	1,258	(2.5)
Statutory tax rate difference	(232)	0.5
Other	172	(0.4)
China
Change in valuation allowance	2,706	(5.4)
Statutory tax rate difference	(300)	0.6
Other	76	(0.2)
Germany
Statutory tax rate difference	1,400	(2.8)
Other	230	(0.5)
Gibraltar
Statutory tax rate difference	(627)	1.3
Tax credits	(1,193)	2.4
Withholding tax	775	(1.6)
Other	222	(0.5)
Hong Kong
Statutory tax rate difference	453	(0.9)
Withholding tax	1,581	(3.2)
Other	214	(0.4)
India
Statutory tax rate difference	977	(2.0)
Withholding tax	1,461	(2.9)
Other	175	(0.4)
Japan
Change in valuation allowance	1,668	(3.4)
Statutory tax rate difference	(710)	1.4
Other	92	(0.2)
Netherlands
Statutory tax rate difference	(187)	0.4

Other	(103)	0.2
Singapore
Change in valuation allowance	420	(0.8)
Statutory tax rate difference	(453)	0.9
Other	103	(0.2)
Switzerland
Change in valuation allowance	1,763	(3.5)
Net operating loss	1,036	(2.1)
Statutory tax rate difference	(3,492)	7.0
Other	326	(0.7)
Other Jurisdictions	1,071	(2.2)
Valuation Allowances	28,964	(58.2)
Nontaxable or Nondeductible Items
Cancellation of debt income	9,508	(19.1)
Officer compensation	1,219	(2.5)
Other	(199)	0.4
Effect of cross-border tax laws
Subpart F income	(527)	1.1
OID basis difference	(11,998)	24.1
Other Adjustments	(236)	0.5
Total	$28,083	(56.5)%

The fiscal year 2025 effective tax rate was unfavorably impacted by tax on income from certain foreign jurisdiction, cancellation of debt income and increased valuation allowances on deferred tax assets. Income taxes paid by the Company was as follows (in thousands):

Fiscal Year 2025
State(1)	$111
Foreign
France	1,386
India	11,659
Other	3,989
Total	$17,145
(1) Texas comprises more than 50% of State income taxes

A reconciliation of the fiscal year 2024 and fiscal year 2023 U.S. federal statutory income tax rates to the Company's effective tax rate is as follows:

Fiscal Year	2024	2023
Tax at statutory rate	21.0%	21.0%
Permanent differences	0.3	0.1
State, net of federal tax benefit	3.4	2.3
Foreign rate differential	0.6	1.8
Withholding taxes	(3.0)	(2.0)
U.S. tax on foreign income-net of foreign tax credits	(0.7)	0.3
Income tax contingencies	19.3	0.4
Federal Interest on IRS Refund	0.7	2.5
Valuation allowances	(35.3)	(32.5)
R&D/Foreign tax credits	7.0	3.5
Deficiencies (benefits) on employee stock awards	(0.7)	(0.6)
APB23 assertion	—	(0.1)
Return to provision true-up	(1.9)	2.7
Non deductible foreign equity awards	(0.1)	(0.2)
Non deductible officer compensation	(0.3)	(0.1)
Foreign currency hedges	(0.1)	—
Adjustments related to intercompany	—	—
Other	(0.2)	0.6
Provision for income taxes	10.0%	(0.3)%

The Company records a valuation allowance against its deferred tax assets when recovery of those amounts on a jurisdictional basis is not more likely than not. The Company's U.S. valuation allowance analysis was increased by $32.1 million and the foreign valuation allowance on NOL's and deferred tax assets increased by $14.6 million as compared to December 28, 2024. The total valuation allowance of $273.2 million at January 3, 2026 was comprised of $181.8 million and $91.4 million attributable to the U.S. and foreign operations, respectively.

The Company will not indefinitely reinvest $155.3 million of previously taxed and undistributed earnings and profits of its foreign subsidiaries as of January 3, 2026. Since there will be no additional federal income tax when these amounts are repatriated, the Company has only accrued tax on foreign exchange gains with an offsetting valuation allowance. Deferred U.S. federal and state income taxes and foreign taxes are not recorded on the remaining $285.0 million of undistributed earnings and profits of foreign subsidiaries where management plans to continue reinvesting these earnings outside the U.S. As the majority of these earnings have previously been taxed in the U.S., the distribution of the earnings considered indefinitely reinvested would generally be subject only to local country withholding and U.S. state income taxes when distributed, the amount of which is not material.

The total amount of unrecognized tax benefits, excluding interest and penalties that would favorably impact the effective tax rate in future periods if recognized, was $6.8 million, $6.8 million and $23.6 million for fiscal years 2025, 2024 and 2023, respectively. Fiscal years 2022-2024 remain open for federal income tax examination. The Company is also subject to examinations in various state and foreign jurisdictions for its 2014-2024 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be paid within twelve months from January 3, 2026. As of January 3, 2026, the Company had recorded $2.1 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled or not assessed within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest expense in the Company's consolidated balance sheets was $1.6 million compared to $0.5 million of interest expense at December 28, 2024. The Company accrued no income tax-related penalties in the Company's consolidated balance sheets at January 3, 2026. The Company accrued income tax-related interest expense (income) of $0.3 million, $(8.5) million and $(4.0) million in fiscal years 2025, 2024 and 2023, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the fiscal years indicated (in thousands):

Fiscal Year	2025	2024	2023
Balance at beginning of year	$6,846	$23,639	$23,998
Gross increases—tax positions in prior years	—	—	214
Gross decreases—tax positions in prior years	—	(17,917)	—
Gross increases—tax positions in current year	912	1,222	1,006
Settlements	—	—	(1,583)
Lapse in statute of limitations	(1,053)	—	(173)
Change due to currency revaluation	112	(98)	177
Balance at end of year	$6,817	$6,846	$23,639

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
The components of lease expense were as follows (in thousands):

Lease Cost	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Fiscal Year 2025	Fiscal Year 2024
Operating lease cost(1)	SG&A	$55,062	$63,524
Short-term lease cost	SG&A	$725	$996
Variable lease cost	SG&A	$17,999	$20,948
_______________________________________________

(1) Includes sublease income, which was immaterial.

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Consolidated Balance Sheets Location	January 3, 2026	December 28, 2024
Assets
Operating	Operating lease ROU assets	$118,302	$121,389

Liabilities
Current:
Operating	Current operating lease liabilities	$34,768	$37,327
Noncurrent:
Operating	Long-term operating lease liabilities	$104,442	$113,658

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	January 3, 2026	December 28, 2024
Weighted-average remaining lease term:
Operating leases	6.1 years	6.3 years
Weighted-average discount rate:
Operating leases	15.2%	15.1%

Future minimum lease payments by year as of January 3, 2026 were as follows (in thousands):

Fiscal Year	Operating Leases
2026	$55,701
2027	39,087
2028	25,249
2029	22,573
2030	17,744
Thereafter	59,131
Total lease payments	$219,485
Less: Interest	80,275
Total lease obligations	$139,210

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year 2025	Fiscal Year 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$66,605	$71,570
Leased assets obtained in exchange for new operating lease liabilities	28,185	21,107
As of January 3, 2026, the Company did not have any material operating or finance leases that have been signed but not commenced.

14. Commitments and Contingencies
License Agreements.    The Company has various license agreements to market watches and jewelry bearing certain trademarks or incorporating certain technology owned by third parties. In accordance with these agreements, the Company incurred royalty expense of $112.5 million, $119.1 million and $129.5 million in fiscal years 2025, 2024 and 2023, respectively. These amounts are included in the Company's cost of sales or, if advertising-related, in SG&A. These license agreements have expiration dates between fiscal years 2026 and 2029 and require the Company to pay royalties ranging from 3% to 22% of defined net sales. The Company has future minimum royalty commitments through fiscal year 2028 under these license agreements as follows by fiscal year (in thousands):

Fiscal Year	Minimum Royalty Commitments
2026	$73,311
2027	48,907
2028	1,448
Total	$123,666
These minimum royalty commitments do not include amounts owed under these license agreements for obligations of the Company to pay the licensors a percentage of net sales of these licensed products.
Purchase Obligations.  As of January 3, 2026, the Company had purchase obligations totaling $140.6 million that consisted primarily of open non-cancelable purchase orders.
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
The following table summarizes the changes in the Company's asset retirement obligations (in thousands):

Fiscal Year	2025	2024
Beginning asset retirement obligation	$10,644	$11,758
Additions and changes in estimate	896	559
Liabilities settled during the period	(1,680)	(1,453)
Accretion expense	208	304
Currency translation	909	(524)
Ending asset retirement obligations	$10,977	$10,644

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

15. Stockholders' Equity
Common and Preferred Stock.    The Company has 100,000,000 shares of common stock, par value $0.01 per share ("Common Stock"), authorized, with 58,354,014 and 53,253,974 shares issued and outstanding at fiscal year end 2025 and 2024, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at fiscal year end 2025 and 2024. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance. On November 13, 2025, the Company, in connection with the exchange of its Prior Notes for Notes (as defined in Note 10—Debt), issued 954,070 shares of Common Stock to certain Consenting Noteholders (as defined in Note 10—Debt).

Warrant Agreements and Common Stock Repurchase Programs.    Purchases of the Company's common stock have been made from time to time pursuant to its repurchase programs, subject to market conditions and at prevailing market prices, through the open market. Repurchased shares of common stock are recorded at cost and become authorized but unissued shares which may be issued in the future for general corporate or other purposes. In the event the repurchased shares are canceled, the Company accounts for retirements by allocating the repurchase price to common stock, additional paid‑in capital and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances. The repurchase programs have been conducted pursuant to Rule 10b‑18 of the Securities Exchange Act of 1934.
In August 2010, the Board of Directors approved a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date.
On August 13, 2025, the Company entered into a securities exchange agreement with certain institutional stockholders (the "Exchanging Stockholders”), pursuant to which the Company agreed to exchange an aggregate of 2.5 million shares of the Company’s common stock, par value $0.01 per share (the "Surrendered Shares”), owned by the Exchanging Stockholders for 2.5 million pre-funded warrants (the "Exchange Warrants”) to purchase an aggregate of 2.5 million shares of common stock with an exercise price of $0.01 per share. The Exchange Warrants will not expire prior to exercise. The Company also agreed to pay the Exchanging Stockholders an amount of $0.01 per share for the Surrendered Shares. The Exchange Warrants are exercisable at any time, except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. The Exchange Warrants were determined to be equity classified in accordance with ASC 815. As of January 3, 2026, 2.5 million Exchange Warrants were outstanding.
On November 13, 2025, the Company, in connection with the exchange of its Prior Notes for New Notes (as defined in Note 10—Debt), issued 3.0 million warrants to Noteholders ("Noteholder Warrants") entitling the holder to either (i) one share of common stock for each Noteholder Warrant held for an exercise price of $0.50 per share or (ii) one pre-funded warrant for each Noteholder Warrant held for an exercise price of $0.49 per share. The Noteholder Warrants were exercisable at any time prior to 5:00 p.m., New York City time, on December 15, 2025. The Noteholder Warrants and subsequent pre-funded warrants were determined to be equity classified in accordance with ASC 815. Each pre-funded warrant entitles the holder to purchase one share of common stock for an exercise price of $.01 per share. The pre-funded warrants can be exercised at any time and do not have an expiration date. The number of Noteholder Warrants exercised as of January 3, 2026 was 2.6 million and approximately 0.4 million Noteholder Warrants were forfeited. The exercise of Noteholder Warrants resulted in the issuance of 2.6 million shares of Common Stock and 10,085 pre-funded warrants. As of January 3, 2026, no Noteholder Warrants remain outstanding and 10,085 pre-funded warrants were outstanding.
The following table reflects the Company’s common stock repurchase activity for the period indicated (in millions):

			For the 2025 Fiscal Year
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased
2010	$30.0	None	2.5	$4.5
As of January 3, 2026, the Company had $15.5 million of repurchase authorizations remaining under its repurchase plan.

16. Employee Benefit Plans
Savings Plans.    The Company has a defined contribution savings plan (the "401(k) Plan") for substantially all U.S.-based full-time employees of the Company, which includes a Roth 401(k) option. The Company's common stock is one of several investment alternatives available under the 401(k) Plan. The Company has a discretionary match for the 401(k) Plan. Matching contributions made by the Company to the 401(k) Plan totaled approximately $1.9 million, $2.1 million and $2.5 million for fiscal years 2025, 2024 and 2023, respectively. The Company also has the right to make additional matching contributions not to exceed 15% of employee compensation. The Company did not make any additional matching contributions during fiscal years 2025, 2024 and 2023.

Stock-Based Compensation Plans.    The Company’s grants under its current stock-based compensation plans generally include: (i) stock options, restricted stock units, and performance restricted stock units for its international employees, (ii) restricted stock units for its nonemployee directors, and (iii) stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units, and performance restricted stock units for its U.S.-based employees. As of January 3, 2026, the Company had approximately $3.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock-based compensation plans. This cost is expected to be recognized over a weighted-average period of 1.3 years. All time-based or performance-based stock appreciation rights and restricted stock units are settled in shares of the Company's common stock.
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
Inducement Grants. On September 1, 2024, the Company's Board of Directors approved the grant of an employee inducement award consisting of 1,500,000 restricted stock units to its new Chief Executive Officer. The restricted stock units vested 50% on October 15, 2025 and will vest 50% on October 15, 2026, subject to continuous employment with the Company through the vesting date.
During fiscal year 2025, the Company's Board of Directors approved the following grants of employee inducement awards: 150,000 shares of restricted stock units to the Company's new Chief Financial Officer, 129,581 shares of restricted stock units to the Company's new Chief Commercial Officer and 100,000 shares of restricted stock units to the Company's new Chief Digital Information Officer/General Manager EMEA. Each of these grants has a three-year vesting schedule, subject to the continuous employment with the Company by each new respective employee through each vesting date.

Restricted Stock Units and Performance Restricted Stock Units.    The following table summarizes restricted stock unit and performance restricted stock unit activity:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	in thousands
Nonvested at December 31, 2022	1,967	$10.08
Granted	1,367	3.04
Vested	(845)	8.60
Forfeited	(571)	8.48
Nonvested at December 30, 2023	1,918	$6.19
Granted	2,637	1.11
Vested	(890)	6.02
Forfeited	(734)	5.09
Nonvested at December 28, 2024	2,931	$1.93
Granted	2,299	1.26
Vested	(1,652)	2.13
Forfeited	(427)	2.25
Nonvested at January 3, 2026	3,151	$1.31
The total fair value of shares/units vested during fiscal years 2025, 2024 and 2023 was $4.0 million, $0.9 million and $2.6 million, respectively.
Other Retirement Plans. The Company maintains a defined benefit plan for its employees located in Switzerland. The plan is funded through payments to an insurance company. The payments are determined by periodic actuarial calculations. During fiscal years 2025, 2024 and 2023, the Company recorded pension gains of $2.8 million, $1.1 million and $5.5 million, respectively, related to this plan. The liability for the Company's defined benefit plan was $4.1 million and $5.5 million at the end of fiscal years 2025 and 2024, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.
Under French law, the Company is required to maintain a defined benefit plan for its employees located in France, which is referred to as a "retirement indemnity." The amount of the retirement indemnity is based on the employee's last salary and duration of employment with the Company. The employee's right to receive the retirement indemnity is subject to the employee remaining with the Company until retirement. During fiscal years 2025, 2024 and 2023, the Company recorded pension gains (expenses) of $0.1 million, $0.1 million, and $0.1 million, respectively, for its retirement indemnity obligations. The liability for the Company's retirement indemnity was $0.7 million and $0.7 million at the end of fiscal years 2025 and 2024, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.
Under India's Payment of Gratuity Act, the Company is required to provide a one time gratuity to its employees located in India upon retirement or resignation after continuous service of at least five years. The gratuity is calculated as 15 days' wages for each completed year of service. The Company's balance for the payment of the gratuity was a liability of $0.3 million recorded in other long-term liabilities at the end of fiscal year 2025 and an asset of $0.1 million recorded in intangible and other assets at the end of fiscal year 2024 on the Company's consolidated balance sheets.
17. Supplemental Cash Flow Information
The following table summarizes supplemental cash flow information (in thousands):

Fiscal Year	2025	2024	2023
Cash paid during the year for:
Interest	$16,095	$23,838	$27,297
Income taxes, net of refunds	$17,145	$(56,117)	$20,162
Supplemental disclosures of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$—	$135	$943
Additions to property, plant and equipment acquired under finance leases	$—	$24	$—

18. Supplemental Disclosure for Accumulated Other Comprehensive Income (Loss)
The following table illustrates changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	January 3, 2026
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Pension Plan	Total
Beginning balance	$(88,684)	$1,812	$4,268	$(82,604)
Other comprehensive income (loss) before reclassifications	23,653	140	(493)	23,300
Tax (expense) benefit	—	—	29	29
Amounts reclassed from accumulated other comprehensive income (loss)	—	614	—	614
Total other comprehensive income (loss)	23,653	(474)	(464)	22,715
Ending balance	$(65,031)	$1,338	$3,804	$(59,889)

	December 28, 2024
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Pension Plan	Total
Beginning balance	$(83,906)	$1,688	$5,813	$(76,405)
Other comprehensive income (loss) before reclassifications	(4,778)	1,106	(1,747)	(5,419)
Tax (expense) benefit	—	68	202	270
Amounts reclassed from accumulated other comprehensive income (loss)	—	899	—	899
Tax (expense) benefit	—	151	—	151
Total other comprehensive income (loss)	(4,778)	124	(1,545)	(6,199)
Ending balance	$(88,684)	$1,812	$4,268	$(82,604)

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summary information by operating segment was as follows (in thousands):

	Fiscal Year 2025
	Americas	Europe	Asia	Corporate	Total
Net sales	$430,930	$333,247	$238,647	$1,582	$1,004,406
Cost of sales	194,229	125,911	91,364	29,754	441,258
Gross profit	$236,701	$207,336	$147,283	$(28,172)	$563,148
Compensation and benefits	60,295	71,284	33,378	109,501	274,458
Marketing	29,599	21,112	18,485	19,481	88,677
Depreciation and amortization	3,249	2,729	1,727	5,117	12,822
Other segment items (1)	50,145	25,938	31,965	98,222	206,270
Operating income (loss)	$93,413	$86,273	$61,728	$(260,493)	$(19,079)

	Fiscal Year 2024
	Americas	Europe	Asia	Corporate	Total
Net sales	$515,152	$357,607	$270,075	$2,156	$1,144,990
Cost of sales	252,735	146,212	119,338	29,554	547,839
Gross profit	$262,417	$211,395	$150,737	$(27,398)	$597,151
Compensation and benefits	67,930	72,888	35,319	121,042	297,179
Marketing	52,737	29,748	26,104	14,466	123,055
Depreciation and amortization	3,791	3,377	2,347	6,221	15,736
Other segment items (1)	60,917	40,642	46,998	116,571	265,128
Operating income (loss)	$77,042	$64,740	$39,969	$(285,698)	$(103,947)

	Fiscal Year 2023
	Americas	Europe	Asia	Corporate	Total
Net sales	$640,779	$437,358	$328,198	$6,049	$1,412,384
Cost of sales	342,124	206,887	151,871	31,921	732,803
Gross profit	$298,655	$230,471	$176,327	$(25,872)	$679,581
Compensation and benefits	81,682	89,558	45,995	145,052	362,287
Marketing	66,024	43,836	30,784	16,665	157,309
Depreciation and amortization	3,734	4,907	2,508	13,279	24,428
Other segment items (1)	64,469	51,208	58,878	104,026	278,581
Operating income (loss)	$82,746	$40,962	$38,162	$(304,894)	$(143,024)
_______________________________________________________________________________
(1) Other segment items for each reportable segment include long-lived asset impairments, restructuring charges, facility costs, overhead expenses and other operating costs.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The following table shows revenue for each class of similar products for fiscal years 2025, 2024 and 2023 (in thousands):

	Fiscal Year 2025		Fiscal Year 2024		Fiscal Year 2023
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$814,616	81.1%	$872,645	76.2%	$1,015,077	71.9%
Smartwatches	11,740	1.2	24,880	2.2	80,949	5.7
Total watches	$826,356	82.3%	$897,525	78.4%	$1,096,026	77.6%
Leathers	69,944	7.0	111,124	9.7	158,427	11.2
Jewelry	91,109	9.1	114,450	10.0	131,410	9.3
Other	16,997	1.6	21,891	1.9	26,521	1.9
Total	$1,004,406	100.0%	$1,144,990	100.0%	$1,412,384	100.0%
Geographic Information
Net sales and long-term assets related to the Company's operations in the U.S., Europe, Asia and all other international markets were as follows (in thousands):

	Fiscal Year 2025
	Net Sales (1)		Long-term Assets
United States	$327,909		$95,001
Europe	333,477	(2)	72,174
Asia	238,868	(3)	33,832
All other international	104,152		20,417
Consolidated	$1,004,406		$221,424

	Fiscal Year 2024
	Net Sales (1)		Long-term Assets
United States	$399,989		$80,516
Europe	358,278	(2)	68,587
Asia	270,504	(3)	44,410
All other international	116,219		15,539
Consolidated	$1,144,990		$209,052

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2023
	Net Sales (1)		Long-term Assets
United States	$514,666		$107,085
Europe	438,148	(2)	85,575
Asia	330,869	(3)	64,211
All other international	128,701		10,469
Consolidated	$1,412,384		$267,340
_______________________________________________________________________________
(1) Net sales are based on the location of the selling entity (including exports).

(2) Net sales from Germany (including exports) accounted for more than 10% of the Company's consolidated net sales and were approximately $123.0 million, $137.9 million and $173.3 million in fiscal years 2025, 2024 and 2023, respectively. Additionally, net sales from Switzerland accounted for more than 10% of the Company's consolidated net sales and were approximately $109.2 million, $100.9 million, and $111.1 million in fiscal years 2025, 2024 and 2023, respectively.

(3) Net sales from India accounted for more than 10% of the Company's consolidated net sales and were approximately $117.6 million, $108.7 million, and $100.9 million in fiscal years 2025, 2024 and 2023, respectively.
20. Restructuring
In fiscal 2024, the Company announced a plan to return to profitable growth (the "Turnaround Plan"). The Turnaround Plan was originally centered on three key areas: (i) refocusing on the core, (ii) rightsizing the cost structure, and (iii) strengthening the balance sheet. The Company achieved selling, general and administrative ("SG&A") cost savings of approximately $100 million in fiscal 2025 as compared to fiscal 2024 through a series of initiatives including a strategic reduction in force which occurred in late February 2025, the reduction in costs associated with the transition of smaller international markets to a distributor model, and the closing of 49 FOSSIL retail stores. Beginning in fiscal year 2026, the Company is moving forward to a new chapter in its Turnaround Plan, with a focus on three new strategic pillars: (i) driving profitable growth, (ii) optimizing our operating model, and (iii) building shareholder value. The Company incurred $41 million and $7 million in charges under the Turnaround Plan in fiscal years 2025 and 2024, respectively, and expects to incur approximately $15 million in charges in fiscal year 2026 as it completes the plan.
The following table shows a summary of the Turnaround Plan charges (in thousands):

Fiscal Year 2025
Operating expenses	$40,591
Consolidated	$40,591

The following table shows a rollforward of the accrued liability related to the Company’s Turnaround Plan (in thousands):

	Fiscal Year 2025
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	December 28, 2024	Charges			January 3, 2026
Stores and facilities closures	$—	$23	$—	$23	$—
Professional services	—	19,828	14,267	—	5,561
Severance and employee-related benefits	—	20,740	14,423	49	6,268
Total	$—	$40,591	$28,690	$72	$11,829

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Turnaround Plan restructuring charges by operating segment were as follows (in thousands):

Fiscal Year 2025
Americas	$1,872
Europe	8,561
Asia	2,713
Corporate	27,445
Consolidated	$40,591
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
The following table shows a summary of TAG plan charges (in thousands):

Fiscal Year	Fiscal Year 2024	Fiscal Year 2023
Cost of sales	$7,314	$5,537
Operating expenses	53,228	43,279
Consolidated	$60,542	$48,816
The following table shows a rollforward of the accrued liability related to the Company’s TAG plan (in thousands):

	Fiscal Year 2025
	Liabilities	Cash Payments	Liabilities
	December 28, 2024		January 3, 2026
Stores and facilities closures	$1	$1	$—
Professional services	9,501	9,501	—
Severance and employee-related benefits	7,341	7,341	—
Charges related to exits of certain product offerings	300	300	—
Total	$17,143	$17,143	$—

	Fiscal Year 2024
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	December 30, 2023	Charges			December 28, 2024
Stores and facilities closures	$—	$143	$7	$135	$1
Professional services	117	34,959	25,575	—	9,501
Severance and employee-related benefits	8,117	18,126	18,344	558	7,341
Charges related to exits of certain product offerings	3,821	7,314	3,280	7,555	300
Total	$12,055	$60,542	$47,206	$8,248	$17,143

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2023
	Liabilities		Cash Payments	Non-cash Items	Liabilities
	December 31, 2022	Charges			December 30, 2023
Stores and facilities closures	$—	$7,245	$—	$7,245	$—
Professional services	—	6,648	6,531	—	117
Severance and employee-related benefits	—	29,386	20,951	318	8,117
Charges related to exits of certain product offerings	—	5,537	1,716	—	3,821
Total	$—	$48,816	$29,198	$7,563	$12,055

TAG plan restructuring charges by operating segment were as follows (in thousands):

	Fiscal Year 2024	Fiscal Year 2023
Americas	$4,800	$4,582
Europe	8,171	9,812
Asia	4,059	12,519
Corporate	43,512	21,903
Consolidated	$60,542	$48,816
In fiscal year 2022, the Company completed its New World Fossil 2.0 (“NWF 2.0”) restructuring program it launched in 2019. The following tables show a rollforward of the accrued liability related to the Company’s NWF 2.0 restructuring plan (in thousands):

	Fiscal Year 2023
	Liabilities	Cash Payments	Liabilities
	December 31, 2022		December 30, 2023
Professional services	$74	$74	$—
Severance and employee-related benefits	2,821	2,821	—
Total	$2,895	$2,895	$—

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of January 3, 2026, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of January 3, 2026.
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
Management, including our CEO and CFO, assessed the effectiveness of the Company's internal control over financial reporting as of January 3, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of January 3, 2026.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended January 3, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Fossil Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fossil Group, Inc. and subsidiaries (the “Company”) as of January 3, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended January 3, 2026, of the Company and our report, dated March 12, 2026, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
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

/s/ Deloitte & Touche LLP

Dallas, Texas
March 12, 2026

Item 9B.    Other Information
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended January 3, 2026.

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

March 12, 2026	FOSSIL GROUP, INC.
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

Signature	Capacity	Date

/s/ FRANCO FOGLIATO	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2026
Franco Fogliato
/s/ RANDY GREBEN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2026
Randy Greben
/s/ PAMELA B. CORRIE	Director	March 12, 2026
Pamela B. Corrie
/s/ SUZANNE M. COULTER	Director	March 12, 2026
Suzanne M. Coulter
/s/ PAMELA EDWARDS	Director	March 12, 2026
Pamela Edwards
/s/ KEVIN MANSELL	Chairman of the Board of Directors	March 12, 2026
Kevin Mansell
/s/ MARC REY	Director	March 12, 2026
Marc Rey
/s/ WENDY SCHOPPERT	Director	March 12, 2026
Wendy Schoppert
/s/ GAIL B. TIFFORD	Director	March 12, 2026
Gail B. Tifford

SCHEDULE II
FOSSIL GROUP, INC. AND SUBSIDIARIES
VALUATIONS AND QUALIFYING ACCOUNTS
Fiscal Years 2023, 2024 and 2025
(in thousands)

		Additions		Deductions
Classification	Balance at Beginning of Period	Charged to Operations	Charged to Other Accounts	Actual Returns or Writeoffs	Balance at End of Period
Fiscal Year 2023:
Account receivable allowances:
Bad debts	$14,647	$3,535	$—	$5,566	$12,616
Markdowns	$8,461	$31,325	$—	$32,243	$7,543
Sales returns	$35,820	$95,812	$—	$98,234	$33,398
Deferred tax asset valuation allowance	$143,346	$50,493	$1,769	$3,005	$192,603
Fiscal Year 2024:
Account receivable allowances:
Bad debts	$12,616	$6,328	$—	$4,288	$14,656
Markdowns	$7,543	$26,908	$—	$26,935	$7,516
Sales returns	$33,398	$57,542	$—	$63,095	$27,845
Deferred tax asset valuation allowance	$192,603	$34,100	$(219)	$—	$226,922
Fiscal Year 2025:
Account receivable allowances:
Bad debts	$14,656	$444	$—	$2,109	$12,991
Markdowns	$7,516	$15,716	$—	$17,270	$5,962
Sales returns	$27,845	$54,187	$—	$55,398	$26,634
Deferred tax asset valuation allowance	$226,922	$48,288	$—	$2,022	$273,188

EXHIBIT INDEX

Exhibit Number		Description
3.1		Third Amended and Restated Certificate of Incorporation of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 25, 2010).
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

3.4		Sixth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.4 of the Company's Quarterly Report on Form 10-Q filed on November 9, 2023).
4.1		The description of Fossil Group, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on February 27, 2020).
4.2		Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 13, 2025).
4.3
First-Out Notes Indenture, by and among the Company, the Guarantors and Wilmington Trust, National Association, as trustee and as notes collateral agent, dated as November 13, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 13, 2025).

4.4
Second-Out Notes Indenture, by and among the Company, the Guarantors and Wilmington Trust, National Association, as trustee and as notes collateral agent, dated as November 13, 2025 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on November 13, 2025).

4.5
Warrant Agency Agreement by and among the Company and Computershare Inc. and Computershare Trust Company, N.A., as warrant agent, dated November 13, 2025 (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on November 13, 2025).

10.1
Master License Agreement dated as of August 30, 1994, by and between Fossil Group, Inc. and Fossil Partners, L.P. (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on March 2, 2011).

10.2		Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 2, 2011).
10.3	(2)	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2016).
10.4	(2)	Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 1, 2017).
10.5	(2)	First Amendment to the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 9, 2018).
10.6	(2)	Fossil Group, Inc. 2020 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020).
10.7	(2)	Fossil Group, Inc. 2021 Deferred Plan for Director Fees
10.8	(2)	Amendment No. 1 to the Fossil Group, Inc. 2020 Cash Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K filed on March 9, 2023).
10.9	(2)	Amendment Number Two to the Fossil Group, Inc. 2020 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on November 9, 2023).
10.10	(2)	Form of Indemnification Agreement signed by directors and executive officers (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on November 9, 2023).
10.11	(2)	Fossil Group, Inc. 2024 Long-Term Incentive Plan.
10.12	(2)	Restricted Stock Unit Award for Outside Directors under the Fossil Group, Inc. 2024 Long-Term Incentive Plan.
10.13	(2)	Offer Letter, dated August 10, 2024, by and between Franco Fogliato and the Company.
10.14	(2)	Restricted Stock Unit Award Agreement

10.15
Credit Agreement, dated as of August 13, 2025, by and among Fossil Group, Inc., Fossil Partners, L.P., Fossil Group Europe GMBH, Fossil (Europe) GMBH, Fossil Canada Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and ACF FINCO I LP, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 14, 2025).

10.16
Equity Distribution Agreement, dated November 13, 2025, by and between Fossil Group, Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on November 13, 2025).

10.17
ABL Intercreditor Agreement by and among the Company, the Guarantors, ACF FINCO I LP, as administrative agent, Wilmington Trust, National Association, as senior representative and Wilmington Trust, National Association, as the initial junior priority representative (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 13, 2025).

10.18
First-Out/Second-Out Intercreditor Agreement by and among the Company, the Guarantors Wilmington Trust, National Association, as senior representative and Wilmington Trust, National Association, as the initial junior priority representative, dated November 13, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 13, 2025).

10.19
ABL Amendment among the Company, the Guarantors and ACF FINCO I LP, as administrative agent, dated November 13, 2025. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 13, 2025).

10.20	(1)(2)	Form of Restricted Stock Unit Award Notice of Grant and Award Agreement under the Fossil Group, Inc. 2024 Long-Term Incentive Plan.
10.21	(1)(2)	Form of Performance Restricted Stock Unit Award Notice of Grant and Award Agreement under the Fossil Group, Inc. 2024 Long-Term Incentive Plan.
19.1		Insider Trading Policy
21.1	(1)	Subsidiaries of Fossil Group, Inc.
23.1	(1)	Consent of Independent Registered Public Accounting Firm.
31.1	(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	(3)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(3)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97		Fossil Group, Inc. Compensation Recovery Policy
101.INS	(1)	Inline XBRL Instance Document.
101.SCH	(1)	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	(1)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________________________
(1)Filed herewith.
(2)Management contract or compensatory plan or arrangement.
(3)Furnished herewith.