Form 10-K/A
period 2026-01-03
Fossil Group, Inc.
filed 2026-04-30
CIK 883569

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
As of April 25, 2026, 59,076,605 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Fossil Group, Inc. is filing this Amendment No. 1 on Form
10-K/A
(“Form
10-K/A”)
to amend our Annual Report on Form
10-K
for the fiscal year ended January 3, 2026 (“2025 Form
10-K”),
as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2026, to include the information required by Items 10 through 14 of Part III of Form
10-K.
This information was previously omitted from the 2025 Form
10-K
in reliance on General Instruction G(3) to Form
10-K.
This Form
10-K/A
amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2025 Form
10-K.
The cover page of the 2025 Form
10-K
is also amended to update the number of outstanding shares of common stock as of April 25, 2026.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form
10-K/A
amends Item 15 of Part IV of the 2025 Form
10-K
solely to update the exhibit list to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Form
10-K/A
and because this Form
10-K/A
does not contain or amend any disclosure with respect to paragraphs 3, 4 and 5 of Items 307 and 308 of Regulation
S-K,
the corresponding certifications have been omitted. Similarly, because no financial statements have been included in this Form
10-K/A,
certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted. Except as described above, no other changes have been made to the 2025 Form
10-K,
and we have not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the 2025 Form
10-K.
Accordingly, this Form
10-K/A
should be read in conjunction with the 2025 Form
10-K
and with our filings with the SEC subsequent to the 2025 Form
10-K.
In this Form
10-K/A,
references to “we,” “our,” “us,” “Fossil” and the “Company” refer to Fossil Group, Inc., including its consolidated subsidiaries.

FOSSIL GROUP, INC.

FORM 10-K/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The table below sets forth the names of the current members of the board of directors (the “Board”) of the Company along with their current ages, their current position and approximate tenure on the Board as of April 25, 2026.

NAME	AGE	POSITION	TENURE (YEARS)*
Pamela B. Corrie	68	Director	2.0
Susie Coulter	60	Director	3.5
Pamela Edwards	63	Director	1.0
Franco Fogliato	56	Director and Chief Executive Officer	1.5
Kevin Mansell	73	Chairman of the Board	7.0
Marc Rey	61	Director	6.0
Wendy Schoppert	59	Director	1.0
Gail B. Tifford	56	Director	9.0

*	Rounded to the nearest half year.

The following sets forth biographical information and qualifications and skills for each director:

Pamela B. Corrie

Pamela B. Corrie was appointed to the Board in March 2024, and she is currently the chairperson of the Company’s Audit Committee and a member of the Nominating and Corporate Governance Committee. Ms. Corrie has over 25 years of experience in complex corporate turnarounds and restructuring strategy. After practicing law at Weil, Gotshal & Manges for a decade, Ms. Corrie served in multiple executive leadership roles, including as the General Counsel for Risk and Restructuring at General Electric Capital Corporation, Americas from 2003 to 2015. She also served as Chief Executive Officer, Corporate division of Epiq Systems, Inc., a provider of legal and business services from 2015 to 2016, Chief Restructuring Officer of ABC Carpet and Home, Inc. from 2017 to 2019, and was a Managing Director at the financial advisory firm of Carl Marks Advisors from 2018 to 2023. Ms. Corrie currently holds a board position at Burford Capital Ltd (NYSE: BUR), since January 2024, where she serves as a member of the Audit and Nominating and Governance Committees. She also currently holds board positions at AIG Financial Products, since 2022; and iFIT Health and Fitness Inc., since 2022, where she serves as Chair of the Nominating and Governance Committee and as a member of the Audit, Compensation and Special Committees. Ms. Corrie also previously served on a number of boards since 2019, including Pier 1 Imports, Inc., Lord & Taylor, Bed, Bath & Beyond (director of 15 subsidiaries), Boxed, Inc., Spark Networks SE, Blockfi Wallet LLC, Altera Infrastructure Holdings LLC, Katera, Inc. and AM Castle. Ms. Corrie has extensive experience in corporate restructurings and turnarounds and has been determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules.

Susie Coulter

Susie Coulter was appointed to the Board in December 2022, and she is currently the chairperson of the Company’s Nominating and Corporate Governance Committee. Ms. Coulter is the founder and Chief Executive Officer of ARQ Botanics LLC, a personal care company specializing in all-natural skin care products. Previously, Ms. Coulter was the co-founder and served as Chief Executive Officer of Bronty Beauty LLC, a beauty company specializing in all-natural skin care products, from January 2017 to December 2020. From November 2012 to March 2016, Ms. Coulter served as the President of Victoria’s Secret Beauty for L Brands, Inc. (n/k/a Victoria’s Secret & Co., which was separated from L Brands, Inc. in 2021). From 1998 to 2012, Ms. Coulter served in a number of executive leadership roles, most recently as President of Polo Ralph Lauren Retail Stores, at Ralph Lauren Corporation, an apparel retailer. Ms. Coulter serves on the board of directors of Abercrombie & Fitch Co., where she is Chair of the Environmental, Social and Governance Committee and a member of the Nominating and Governance Committee. Ms. Coulter has executive leadership experience having served as a founder and chief executive officer in addition to her roles as president for large global retail organizations. Ms. Coulter also has experience with supply chain and logistics, marketing, global operations, omnichannel and digital commerce, branding, product sourcing and development, merchandising and consumer facing retail. In addition, Ms. Coulter has experience with corporate governance, environmental, social and risk management and is NACD Directorship Certified.

Pamela Edwards

Pamela J. Edwards was appointed to the Board in May 2025, and she is currently a member of the Company’s Audit Committee. Ms. Edwards previously served as the Chief Financial Officer and Executive Vice President of Citi Trends, Inc., a retail clothing company, from January 2021 through April 2022. Prior to Citi Trends, Ms. Edwards held various roles with L Brands Inc., one of the world’s leading specialty retailers, including as Chief Financial Officer and Executive Vice President of its Mast Global division from April 2017 to September 2020, Chief Financial Officer of its Victoria’s Secret division (n/k/a Victoria’s Secret & Co.) from 2007 to April 2017, and Chief Financial Officer of its Express division from 2005 to 2007. Prior to that, Ms. Edwards worked in various business and financial planning roles at Gap/Old Navy, Sears Roebuck and Kraft Foods. Ms. Edwards currently serves on the board of directors of Olaplex Holdings, Inc. where she serves on the Audit Committee and Citi Trends, Inc. where she serves as Audit Chair. She previously served on the Board of Directors of The Azek Company, Inc. from 2023-2025. Hibbett, Inc. from 2022 to 2024 and NMG Holding Company, Inc. (formerly known as Neiman Marcus Group LLC) from 2020 to 2024. Ms. Edwards has extensive experience in finance, strategy and operations leadership across a variety of retail brands and sectors. She is also NACD Directorship Certified.

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

Wendy Schoppert

Wendy L. Schoppert was appointed to the Board in May 2025, and she is currently a member of the Company’s Audit Committee and Compensation and Talent Management Committee. Ms. Schoppert served as Executive Vice President and Chief Financial Officer of Sleep Number Corporation from 2011 to 2014. During her tenure at Sleep Number, Ms. Schoppert also served as Senior Vice President and Chief Information Officer from 2008 to 2011 and Senior Vice President, International and New Channel Development from 2005 to 2008. Prior to joining Sleep Number, Ms. Schoppert led U.S. Bank’s Private Asset Management team and served as Head of Product, Marketing & Corporate Development for U.S. Bank’s Asset Management division from 2002 to 2005. Ms. Schoppert began her career in the airline industry, serving in various financial, strategic and general management leadership positions at American Airlines, Northwest Airlines and America West Airlines. Ms. Schoppert has extensive board experience, which includes her service as a board director of The ODP Corporation/Office Depot from 2020 to 2025, where she served as non-executive Board Chair; The Hershey Company from 2017 to 2023, Bremer Bank from 2017 to 2024, and Big Lots, Inc. from 2015 to 2025. Ms. Schoppert currently serves on the boards of DaVita, Inc. (NYSE: DVA) and Sun Country Airlines (NASDAQ: SNCY). Ms. Schoppert has over 35 years of diverse finance and operational leadership experience and extensive retail, information technology, digital, marketing, and international experience.

Gail B. Tifford

Gail B. Tifford was appointed to the Board in August 2017, and she is currently a member of the Company’s Nominating and Corporate Governance Committee. Ms. Tifford has served as Managing Director at True Search, a global platform for talent management products and services, since May 2022. Ms. Tifford previously served as Chief Brand Officer for WW International, Inc. (f/k/a Weight Watchers), a global weight management service company, from March 2018 until August 2021. Previously, Ms. Tifford served in a variety of leadership roles at Unilever, a leading global consumer goods company that offers products in the food, home care, personal care and refreshment segments. Her roles included brand, marketing, and digital innovation from 1996 until 2009, and after she rejoined Unilever in 2011, most recently serving as Vice President, Media North America and Global Digital Media Innovation. From October 2009 until May 2011, Ms. Tifford served as Vice President for Strategic Partnerships at MTV Networks, a cable and satellite television channel owned by Viacom Media Networks. Ms. Tifford has substantial experience in executive leadership, media, ecommerce, branding and marketing and a proven track record of building brands in an evolving digital landscape.

Executive Officers

The name, age, and current position with the Company, and principal occupation during the last five years of (i) Mr. Fogliato and the year he first became an executive officer of the Company is set forth above under the caption “Directors” and (ii) with respect to each remaining executive officer as of April 25, 2026 is set forth in the following table and text:

NAME	AGE	POSITION
Antonio Carriero	55	Chief Digital Information Officer and General Manager of EMEA
Shannon Freeze	56	Chief People and Communications Officer
Randy Greben	48	Chief Financial Officer
Randy Hyne	59	Chief Legal Officer and Secretary
Laks Lakshmanan	48	Chief Supply Chain Officer
Melissa B. Lowenkron	51	Chief Brand Officer

Antonio Carriero

Antonio Carriero has served as Chief Digital Information Officer and General Manager EMEA since February 2025. Mr. Carriero is responsible for overseeing the Company’s global technology strategy, operations, cybersecurity, and the development of future capabilities. Mr. Carriero also leads the commercial business for the Company’s EMEA region. Most recently, he served as Chief Digital and Information Officer at Salomon (Amer Sports), a leading global mountain sports lifestyle brand, from November 2023 to November 2024. Prior thereto, he served as Chief Digital and Information Officer at Breitling SA, a global luxury watch brand, from December 2017 until November 2023.

Shannon Freeze

Shannon Freeze has served as Chief People and Communications Officer since February 2026. Ms. Freeze is responsible for the Company’s global communications and engagement, diversity and belonging, human resources, talent management, and total rewards. Ms. Freeze most recently served as Global Benefits and People Operations Leader at Texas Instruments, a leading semiconductor company known for designing and manufacturing analog chips and embedded processors used in nearly all electronics. During her 13-year tenure, she held various HR leadership positions and was responsible for the design of health, welfare and retirement programs, as well as, global people systems and employee services. From 2004 to 2012, Ms. Freeze worked at E.I. du Pont de Nemours as Global Leader-Talent Acquisition.

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

Laks Lakshmanan

Laks Lakshmanan has served as Chief Supply Chain Officer since July 2025. Mr. Lakshmanan is responsible for managing worldwide operations including product sourcing, manufacturing operations, merchandise and inventory planning, warehouse operations, logistics, repair and customer care. Previously Lakshmanan served as Managing Director at Alvarez & Marsal (“A&M”), within the firm’s Consumer and Retail Group. Over the past two years, he has worked closely with the Company as interim Head of Supply Chain as part of the Company’s partnership with A&M. During this time, he played a pivotal role in reshaping the Company’s distribution strategy, driving significant progress against operational goals and helping improve the Company’s manufacturing responsiveness and cost structure.

Prior to A&M, Lakshmanan held senior operational roles, including Principal in the Strategic Operations practice at Kearney and Group Manager of Distribution and Transportation at Target. He also led transformational initiatives at a leading U.S.-based multinational cosmetics company and a major consumer cooperative focused on supply chain cost optimization and private label strategy.

Melissa B. Lowenkron

Melissa B. Lowenkron has served as Chief Brand Officer since March 2023. Ms. Lowenkron is responsible for brand strategy and management, product design, development, merchandising, and marketing for FOSSIL. Ms. Lowenkron joined the Company in January 2022 as Senior Vice President and General Manager, Fossil Brand. Prior to joining the Company, Ms. Lowenkron served as the Senior Vice President/General Merchandising Manager for handbags, ladies shoes, beauty and jewelry at Neiman Marcus Group, a luxury department store, from October 2018 to February 2021. From April 2014 to October 2018, Ms. Lowenkron served as the Senior Vice President/General Merchandising Manager for ready-to-wear, handbags, ladies shoes, beauty, jewelry, men’s and kids at Bergdorf Goodman, a subsidiary of Neiman Marcus Group. Ms. Lowenkron joined Neiman Marcus Group in 1997 and held various other leadership positions, including Vice President/Divisional Merchandising Manager Men’s Sportswear from October 2010 to April 2014.

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

Code of Ethics
We have adopted a code of ethics that applies to all our directors and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The full text of our Code of Conduct and Ethics is published on the Investors section of our website at
www.fossilgroup.com
. We intend to disclose any future amendments to certain provisions of the Code of Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this website within five business days following the date of any such amendment or waiver.
Insider Trading Arrangements and Policies
We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, or the Company itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and The Nasdaq Stock Market (“Nasdaq”) listing standards. The forgoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Company’s insider trading policy that was filed as Exhibit 19.1 to our 2025 Form
10-K.
Board Committees
During fiscal year 2025, the Board had four committees: the Audit Committee, the Compensation and Talent Management Committee, the Nominating and Corporate Governance Committee and the Strategic Planning and Finance Committee. Each of the committees has a written charter approved by the Board. Copies of the current charters can be obtained free of charge from the Company’s website, www.fossilgroup.com, by contacting the Company at 901 S. Central Expressway, Richardson, Texas 75080 to the attention of Investor Relations, or by telephone at (972)
234-2525.
Audit Committee
The functions of the Audit Committee are to:

•	appoint the Company’s independent registered public accounting firm;

•	approve all material related party transactions required to be disclosed under Item 404 of Regulation S-K of the Exchange Act;

•	review the plan and scope of any audit of the Company’s consolidated financial statements;

•	review the Company’s significant accounting policies and other related matters;

•	review the Company’s annual and quarterly reports and earnings releases;

•	oversee the surveillance of administration, disclosure and financial controls;

•	oversee the Company’s compliance with legal and regulatory requirements;

•	oversee the Company’s monitoring and enforcement of its Code of Conduct and Ethics;

•	review the qualifications and independence of any independent auditor of the Company;

•	oversee the performance of the Company’s internal audit function and the Company’s independent auditors; and

•	oversee cybersecurity risk.
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

All members of the Audit Committee have been determined to be financially literate and to meet the appropriate SEC and Nasdaq standards for independence. See “Director Independence” below. The Audit Committee includes three independent directors, Mses. Corrie, Edwards and Schoppert who have each been determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules.

Compensation and Talent Management Committee

The functions of the Compensation and Talent Management Committee are to:

•	determine the compensation of the Company’s executives;

•	produce annual reports on executive compensation for inclusion in the Company’s proxy statement (if required); and

•	oversee and advise the Board on the adoption of policies that govern, and to administer, the Company’s compensation programs, including stock and benefit plans.

All members of the Compensation and Talent Management Committee have been determined to meet the appropriate Nasdaq standards for independence. See “Director Independence” below. The Compensation and Talent Management Committee includes three independent directors, Mr. Mansell, Mr. Rey, and Ms. Schoppert. Further, each member of the Compensation and Talent Management Committee is a “Non-Employee Director” as defined in Rule 16b-3 under the Exchange Act.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation and Talent Management Committee is or has been an officer or employee of the Company. None of our executive officers currently serves, or served during fiscal year 2025, as a member of the board of directors or Compensation and Talent Management Committee of any entity that has one or more executive officers that serves as a member of our Board or Compensation and Talent Management Committee.

Nominating and Corporate Governance Committee

The functions of the Nominating and Corporate Governance Committee are to:

•	identify qualified individuals for membership on the Board;

•	recommend to the Board the director nominees for the next annual meeting of stockholders;

•	review the Company’s Corporate Governance Guidelines on an annual basis and recommend to the Board any changes deemed necessary or desirable;

•	oversee the corporate governance affairs of the Board and the Company; and

•	review the Company’s activities and practices regarding environmental, social, and related governance matters that are significant to the Company and review the Company’s philanthropic activities.

The Nominating and Corporate Governance Committee reviews the Company’s activities and practices regarding environmental, social, and related governance matters that are significant to the Company and reviews the Company’s philanthropic activities. The Nominating and Corporate Governance Committee’s role also includes periodically reviewing the compensation paid to nonemployee directors and making recommendations to the

Board for any adjustments. In addition, the Nominating and Corporate Governance Committee conducts with the full Board an annual review of the Company’s succession plans relating to the Chairman and CEO positions. The Nominating and Corporate Governance Committee regularly reviews the purposes of the Board committees, recommends to the Board any necessary or desired changes to the purposes and membership of such committees and whether any committees should be created or discontinued. All members of the Nominating and Corporate Governance Committee have been determined to meet the Nasdaq standards for independence. See “Director Independence” below.

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

Effective January 1, 2025, the Strategic Planning and Finance Committee assumed the additional responsibility to provide primary Board oversight of the Company’s transformation program and drive accountability, timeliness and results of the program. Following the completion of the Company’s refinancing and restructuring projects in November 2025, the Strategic Planning and Finance Committee was dissolved effective December 1, 2025.

Item 11.	Executive Compensation

Executive Compensation

In accordance with the executive compensation rules applicable to smaller reporting companies, this section contains a discussion of all plan and non-plan compensation awarded to, earned by or paid to the following individuals. These individuals are referred to as the Named Executive Officers (“NEOs”).

NAME	POSITION
Franco Fogliato	Chief Executive Officer and Director
Randy Greben(1)	Chief Financial Officer
Joe Martin(2)	Chief Commercial Officer
Jeffrey N. Boyer(3)	Former Chief Operating Officer

(1)	Mr. Greben joined the Company effective March 12, 2025.
(2)	Mr. Martin joined the Company effective February 17, 2025. On April 24, 2026, Mr. Martin tendered his resignation from the Company.
(3)	Mr. Boyer’s employment with the Company was terminated as of January 17, 2025.

Fiscal 2025 and 2024 Summary Compensation Table

The following table sets forth the compensation earned by our NEOs during fiscal years 2025 and 2024.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)		STOCK AWARDS ($)(1)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (2)	ALL OTHER COMPENSATION ($)		TOTAL ($)
Franco Fogliato	2025	1,100,000	0		174,600	1,441,440	13,464	(3)	2,729,504
Chief Executive Officer	2024	266,538	2,100,000		1,792,500	0	413,002		4,572,040
Randy Greben (4)
Chief Financial Officer	2025	437,884	125,000	(5)	213,400	431,250	199,081	(6)	1,406,615
Joe Martin (7)
Chief Commercial Officer	2025	475,480	300,000	(5)	198,444	431,250	188,865	(8)	1,594,039
Jeffrey N. Boyer (9)	2025	63,626	750,000	(10)	0	31,755	1,148,266	(11)	1,993,647
Former Chief Operations Officer	2024	719,250	0		72,061	540,876	27,477		1,359,664

(1)

The amounts shown were not actually paid to the NEOs. Rather, as required by the rules of the SEC, the amounts represent the aggregate grant date fair value of RSUs and performance restricted stock units (“PRSUs”) awarded to each of them in fiscal years 2025 and 2024. These values were determined in accordance with FASB ASC Topic 718. The grant date fair value of the PRSUs is based on our estimate on the grant date of the probable outcome of meeting the performance conditions of these awards. The aggregate grant date fair value of the RSUs is equal to the midpoint between the high and low sales prices of our common stock, par value $0.01 (“Common Stock”) on the date of grant multiplied by the number of shares granted. The following are the aggregate grant date fair values of the 2025 PRSUs assuming we meet the highest level of the performance conditions of these awards: Mr. Fogliato $261,900, Mr. Greben $101,850 and Mr. Martin $109,125.

(2)	The amounts shown were earned in the fiscal year listed, but paid in the first quarter of the following fiscal year.

(3)	This amount includes the Company’s contributions to Mr. Fogliato’s account under its 401(k) plan and Company-paid life insurance premiums.

(4)	Mr. Greben joined the Company effective March 12, 2025.

(5)	Sign on bonuses paid to Messrs. Greben and Martin, respectively, pursuant to their employment offer letters.

(6)	This amount includes $196,475 in relocation expenses, the Company’s contributions to Mr. Greben’s account under its 401(k) plan and Company-paid life insurance premiums.

(7)	Mr. Martin joined the Company effective February 17, 2025.

(8)	This amount includes $177,555 in relocation expenses, wellness benefits, the Company’s contributions to Mr. Martin’s account under its 401(k) plan and Company-paid life insurance premiums.

(9)	Mr. Boyer’s employment with the Company was terminated effective January 17, 2025.

(10)	Mr. Boyer received this discretionary bonus payment in consideration for the time he served as Interim Chief Executive Officer in 2024.

(11)

This amount includes $1,106,538 in severance payments, $31,318 for unused benefit days, the Company’s contributions to Mr. Boyer’s account under its 401(k) plan and Company-paid life insurance premiums.

Narrative Disclosure to Summary Compensation Table

During fiscal year 2025, our NEO compensation program included four components: base salary, annual cash incentive plan, long-term incentive equity grants and other compensation, including employee benefits generally available to all of our employees. Each component is described in detail below.

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

For fiscal year 2025, Mr. Fogliato did not receive an increase. The following table shows the base salary for each NEO.

NAME	ANNUAL SALARY RATE
Fogliato	$1,100,000
Greben(1)	$575,000
Martin(1)	$575,000
Boyer(2)	$719,250

(1)	Salary amounts pursuant to their respective employment offer letters.
(2)	Mr. Boyer’s employment with the Company was terminated effective January 17, 2025.

Annual Cash Incentive Plan

The Cash Incentive Plan is a performance-based annual cash incentive plan that links cash incentive awards to achieving pre-established performance goals. For fiscal year 2025, the Compensation and Talent Management Committee set goals for two financial metrics to assess Company performance and determine any cash incentive awards. The Compensation and Talent Management Committee believes that using these performance metrics align the NEOs’ annual cash incentive opportunities with the priorities of the Company and ultimately long-term value creation for the Company’s stockholders.

For fiscal year 2025, each NEO was eligible for a target bonus opportunity under the Cash Incentive Plan as follows: 130% of the annual salary for Mr. Fogliato, 100% of the annual salary for Mr. Boyer and 75% of the annual salary for Messrs. Greben and Martin. The actual cash incentive amounts are paid out based on the extent to which our financial goals are achieved. The measurement period for evaluating performance under the metrics was our 2025 fiscal year (the “Measurement Period”).

The original financial performance goals were approved by the Compensation and Talent Management Committee in March 2025 and included targets for threshold, target, and stretch payouts for the metrics, which included net sales and adjusted operating income.

The metrics for 2025 were as follows:

	PERFORMANCE METRIC	DESCRIPTION		WEIGHTING
Financial goals	Net sales	Target of $	950 million	50%
	Adjusted operating income	Target of $	20 million	50%

In setting these targets, key considerations of the Compensation and Talent Management Committee included:

•	Net sales: Determined using constant currency.

•	Adjusted operating income: Determined using constant currency, excludes restructuring costs and intangible asset impairment and excludes actual bonus payment total under the Cash Incentive Plan.

Target payouts for each performance metric are listed below:

PERFORMANCE METRIC	THRESHOLD* PERFORMANCE	THRESHOLD* PAYOUT	TARGET PERFORMANCE	TARGET PAYOUT	STRETCH* PERFORMANCE	MAXIMUM* PAYOUT
Net sales	95%	20%	$950 million	100%	111%	200%
Adjusted operating income (loss)	$(5.0) million	20%	$20 million	100%	$40 million	200%

*	As a percentage of target

The Compensation and Talent Management Committee approves the specific payments to the NEOs under the Cash Incentive Plan. The Compensation and Talent Management Committee also retains discretion to reduce bonus compensation or recommend additional cash bonuses during the year based on factors such as promotions and business segment, department, individual or overall Company performance.

During the Measurement Period, the Company achieved net sales of $1.0 billion, which paid out at 144.6% of target, and adjusted operating income of $10.6 million, which paid out at 56.9% of target, resulting in an overall payout of 100.8%.

Based on the foregoing, the Compensation and Talent Management Committee approved the following cash bonus payments under the Cash Incentive Plan for fiscal year 2025 performance:

NAME	BASE SALARY	PERCENTAGE	COMPANY PAYOUT %	TOTAL BONUS AMOUNT
Fogliato	$1,100,000	130%	100.8%	$1,441,440
Greben	$575,000	75%	100.8%	$431,250	(1)
Martin	$575,000	75%	100.8%	$431,250	(1)
Boyer	$719,250	100%	100.8%	$31,755	(2)

(1)

Pursuant to their respective employment offer letters, Messrs. Greben and Martin received the higher of their actual earned cash bonus or $431,250 (their respective full year target bonus amount). Messrs. Greben and Martin joined the Company effective March 12, 2025 and February 17, 2025, respectively, and their actual earned prorated (for their employment start date) cash bonus was less than the guaranteed amount.

(2)	Prorated for Mr. Boyer’s January 17, 2025 termination of service date with the Company and paid in accordance with the terms of Mr.Boyer’s Executive Severance Agreement (the “Boyer Agreement”).

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

For fiscal year 2025, the Compensation and Talent Management Committee reviewed equity compensation data from Korn Ferry, our compensation consultant, regarding benchmarks for equity compensation as a part of each NEO’s total compensation. In determining the annual equity compensation for each NEO, the Compensation and Talent Management Committee considered a number of factors, including but not limited to, the low single-digits trading price of the Company’s Common Stock on Nasdaq in March 2025, the impact of equity grants on the Company’s burn rate and overhang and the number of shares available for grant under the Fossil Group, Inc. 2024 Long-Term Incentive Plan (the “2024 Plan”). Following the evaluation of these factors, the Compensation and Talent Management Committee determined that the 2025 long-term incentive awards for the NEOs would be below the comparative benchmark targets.

The Compensation and Talent Management Committee makes the ultimate determination regarding these grants and can increase or decrease the recommended awards. Based on the foregoing, the Compensation and Talent Management Committee approved the annual equity awards. The awards below for Messrs. Greben and Martin include, in addition to their annual grant, their equity grants included as part of their offers of employment with the Company, which have the same date of grant and vesting schedule as the annual grants.

NAME	2025 LONG-TERM INCENTIVE AWARDS	PRSU SHARES
Fogliato	$174,600	180,000
Greben	$67,900	70,000
Martin	$72,750	75,000
Boyer	—	—

New Hire Inducement Equity Awards

The awards below for Messrs. Greben and Martin were included as part of their offers of employment with the Company and were granted on April 15, 2025 and vest in three equal, annual installments on the first, second and third anniversaries of the grant date, subject to the NEO’s continued service with the Company through each such vesting date. These inducement awards were granted as a material inducement to their employment and were approved by the Company’s Compensation and Talent Management Committee, in accordance with Nasdaq Listing Rule 5635(c)(4). The awards were granted outside the 2024 Plan.

NAME	INDUCEMENT EQUITY AWARDS	RSU SHARES
Greben	$145,500	150,000
Martin	$125,694	129,581

2023 - 2024 PSU Results

The 2023 – 2024 PSU grants were designed to reward Mr. Boyer for improving operating margin and managing controllable costs. The PSUs vest ratably each year over three years based on the Company’s performance. For the 2023 and 2024 PSU grants, PSUs are to be earned based on adjusted operating margin (calculated based on constant currency and excluding restructuring costs and intangible asset impairment). The payout range enabled Mr. Boyer to receive a variable award based on performance. Final distribution of the PSU awards could range from 0% to 200% of the PSUs granted at target depending on Company performance during the measurement period.

The performance metrics for the third tranche of the 2023 PSUs and the second tranche of the 2024 PSUs for fiscal year 2025 are shown in the following table:

	VESTING	2025 ADJUSTED OPERATING MARGIN
Stretch	200%	(1.3)%
Maximum	150%	(1.8)%
Target	100%	(2.3)%
Threshold	50%	(2.8)%

For fiscal year 2025, the Company achieved an adjusted operating margin of 1.1%. As a result, the Compensation and Talent Management Committee approved a 200% payout for both the third tranche of the 2023 PSU and the second tranche of the 2024 PSU grant. The total vesting amount for the third tranche of the 2023 PSU was 27,140 and the total vesting amount for the second tranche of the 2024 PSU grant was 27,142 shares for Mr. Boyer.

2025 PRSU Results

The 2025 PRSU grants were designed to reward executives for stock price appreciation. For the 2025 PRSU grants, the PRSUs will vest into shares of Common Stock on a 1-for-1 basis yearly in three equal installments. Each yearly vest is subject to an increase in the number of shares to be issued based on the average fair market value of a share of the Company’s Common Stock over the last thirty consecutive trading days of the most recent calendar year prior to the vesting date. The payout range enables executives to receive a variable award based on performance. Increases could range from 0% to 50% of the PRSUs granted depending on Company stock performance during the measurement period.

The performance metrics for the outstanding tranche of the 2025 PRSUs for calendar year 2025 is shown in the following table:

ADDITIONAL VESTING	FAIR MARKET VALUE
50%	$6.50 or above
30%	$5.00 to $6.49
20%	$3.50 to $4.99

For calendar year 2025, the average fair market value of a share of the Company’s Common Stock over the last thirty consecutive trading days was $3.38. However, on March 3, 2026, the Compensation and Talent Management Committee certified that performance was sufficient such that the number of shares to be issued to the NEOs in the first yearly installment upon the April 15, 2026 vesting date would be increased by 20%. As a result, the additional vesting amount for each NEO was as follows: Mr. Fogliato 12,000 shares, Mr. Greben 4,666 shares and Mr. Martin 5,000 shares.

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

WHAT WE DO	WHAT WE DON’T DO
✓ Follow a primarily pay-for-performance philosophy	× No discounting, reloading or repricing of stock options without stockholder approval
✓ Use multiple performance metrics within our annual compensation plan	× No excise tax gross-ups upon a change in control
✓ Use a thorough process for setting rigorous performance goals	× No excessive perquisites
✓ Retain an independent compensation consultant	× No guaranteed salary increases
✓ Provide severance and change in control arrangements that are aligned with market practices	× No permitted pledging, hedging, short sales or derivative transactions in company stock.
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

Employment Arrangements

While we do not have formal employment agreements with our NEOs, we have offer letters in place with Messrs. Fogliato, Greben and Martin, pursuant to which each of them is eligible for severance benefits that provide a reasonable range of income protection in the event employment is terminated without cause or following a change in control. These benefits have been put into place to support our executive retention goals and encourage their independence and objectivity in considering potential change in control transactions. Mr. Boyer’s severance benefits are set forth in the Boyer Agreement with the Company. See “Post-Termination Compensation” below for more information on the severance and change in control arrangements with our NEOs.

Fogliato Offer Letter

Pursuant to the offer letter agreement between the Company and Mr. Fogliato (the “Fogliato Offer Letter”), which became effective on September 1, 2024 upon approval of the Board, Mr. Fogliato is entitled to: (i) an annual base salary of $1,100,000 and (ii) an annual cash bonus with a target bonus opportunity equal to 130% of base salary (the “Fogliato Target Bonus”) with a maximum annual cash bonus opportunity of 200% of the Fogliato Target Bonus. In addition, the Fogliato Offer Letter provides that he will receive an annual equity grant beginning in 2025, which may include RSUs and PSUs, and/or other equity vehicles under the 2024 Plan. Pursuant to the Fogliato Offer Letter, Mr. Fogliato also received (x) a one-time sign-on cash bonus of $1,100,000, which was paid within six weeks of the commencement of Mr. Fogliato’s employment with the Company and (y) an award of 1,500,000 RSUs, which vests 50% on the first anniversary of the date of grant and 50% on the second anniversary of the date of grant.

Greben Offer Letter

The offer letter agreement between Mr. Greben and the Company (the “Greben Offer Letter”) provides for at-will employment of Mr. Greben with the Company. Pursuant to the Greben Offer Letter, Mr. Greben is entitled to (i) an annual base salary of $575,000 and (ii) an annual cash bonus with a target bonus opportunity equal to 75% of base salary (the “Greben Target Bonus”). As part of Mr. Greben’s sign-on package under the Greben Offer Letter, the Company guarantees a bonus equal to 100% of the Greben Target Bonus for the 2025 performance cycle or a higher payout if the Company achieves a greater bonus percentage. In addition, the Greben Offer Letter provides that he will receive an annual equity grant beginning in 2025, which may include RSUs and PSUs, and/or other equity vehicles under the 2024 Plan. Pursuant to the Greben Offer Letter, Mr. Greben also received (x) a one-time sign-on cash bonus of $125,000, paid on the date of Mr. Greben’s first paycheck with the Company, (y) an additional one-time sign on cash bonus of $50,000, paid on or around the first anniversary of Mr. Greben’s employment and (iii) an inducement award of 150,000 RSUs, which vests one third each year over three years beginning on the first anniversary of the grant date. Within one year of Mr. Greben’s employment, if Mr. Greben fails to remain employed by the Company for any reason other than the elimination of his position, Mr. Greben must repay the total amount of the signing bonus received to date. In addition, the Company will deduct the repayment of the signing bonus from any payroll funds due to Mr. Greben at the time his employment ends. Mr. Greben will assume any and all liability for collection costs, including reasonable attorney fees, should he fail to repay the bonus within thirty (30) days of the end of his employment.

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

Stock Ownership Guidelines for NEOs
While there is no required date to achieve the guidelines below, executives must retain 50% of net shares acquired of company stock, upon vesting or exercise, until the guideline is met. As of April 25, 2026, our NEOs were not in compliance with the guidelines.

POSITION	BASE SALARY MULTIPLE
Chief Executive Officer	Six Times

Other Executive Officers	Two Times
Policies and Practices Related to the Timing of Equity Awards
We do not currently grant stock options, stock appreciation rights, or similar option-like instruments and, as such, do not have any policy or practice in place on the timing of awards of options, stock appreciation rights, or similar option-like instruments in relation to the disclosure of material non-public
information. If, in the future, we anticipate granting stock options, stock appreciation rights, or similar option-like instruments, we may determine to establish a policy regarding how the Board determines when to grant such awards and how our Board or our Compensation and Talent Management Committee will take material non-public
information into account when determining the timing and terms of such awards.
Outstanding Equity Awards at 2025 Fiscal
Year-End
Table
The following table provides information about the number of outstanding equity awards held by our NEOs at fiscal year-end
2025. The table also includes, where applicable, the value of these awards based on the closing price of our Common Stock on Nasdaq on December 31, 2025, which was $3.76 per share.

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Franco Fogliato	10/15/2024	750,000	(1)	2,820,000	—		—
	4/15/2025			—	180,000	(2)	676,800
Randy Greben	4/15/2025	150,000	(3)	564,000	70,000	(2)	263,200
Joe Martin	4/15/2025	129,851	(4)	488,240	75,000	(2)	282,000
Jeffrey N. Boyer	4/15/2023	13,571	(5)	51,027	13,570	(6)	51,023
	4/15/2024	13,571	(5)	51,027	13,571	(7)	51,027

(1)
This grant was made as a material inducement to Mr. Fogliato’s employment in accordance with Nasdaq Listing Rule 5635(c)(4). This grant vests 50% on the first and second anniversary of the date of grant, respectively.

(2)
These PRSUs were granted under the 2024 Plan and will vest into shares of Common Stock on a
1-for-1
basis yearly, in three equal installments. Each yearly vest is subject to an increase in the number of shares to be issued based on the average fair market value of a share of the Common Stock over the last thirty consecutive trading days of the most recent calendar year prior to the vesting date. Vesting is generally subject to the recipient’s continued employment through that date. As required by the SEC’s disclosure rules, the number of PSUs shown assumes that target levels of performance will be achieved. The Compensation and Talent Management Committee will determine the actual levels of performance achieved within 60 days of the vesting date.

(3)
This grant was made as a material inducement to Mr. Greben’s employment in accordance with Nasdaq Listing Rule 5635(c)(4). This grant vests one-third
each year over three years following the grant date.

(4)
This grant was made as a material inducement to Mr. Martin’s employment in accordance with Nasdaq Listing Rule 5635(c)(4). This grant vests one-third
each year over three years following the grant date.

(5)	Consists of RSUs issued under the Company’s 2016 Long-Term Incentive Plan (the “2016 Plan”). These grants vest one-third each year over three years following the grant date.

(6)
These PSUs will vest, if at all, on April 15, 2026. Vesting is subject to satisfaction of the applicable performance criteria. In accordance with the Boyer Agreement the final tranche of this grant was eligible to vest following his termination of service. As required by the SEC’s disclosure rules, the number of PSUs shown assumes that target levels of performance (100%) will be achieved. The Compensation and Talent Management Committee will determine the actual levels of performance achieved within 60 days of the vesting date.

(7)
These PSUs will vest, if at all, on April 15, 2026. Vesting is subject to satisfaction of the applicable performance criteria. In accordance with the Boyer Agreement the second tranche of this grant was eligible to vest following his termination of service. The third tranche of this grant was canceled. As required by the SEC’s disclosure rules, the number of PSUs shown assumes that target levels of performance (100%) will be achieved. The Compensation and Talent Management Committee will determine the actual levels of performance achieved within 60 days of the vesting date.

2024 PLAN

As approved at our 2024 Annual Meeting of Stockholders, the 2024 Plan replaces the 2016 Plan. Pursuant to the 2024 Plan, the Compensation and Talent Management Committee may award a combination of RSUs, SARs and PSUs. SARs are granted at a specified strike price set forth in the applicable award agreement, which is generally the mean of the highest and lowest sales price of our Common Stock on the date of grant of the award or on the last preceding trading date if no sales are made on the date of grant. RSUs, SARs and PSUs are awarded subject to such terms and conditions as established by the Compensation and Talent Management Committee, including vesting periods. Pursuant to awards granted to our NEOs under the 2024 Plan, unvested RSUs, SARs and PSUs will become fully exercisable or vested upon a change in control or death and will terminate upon any other termination of employment, except as provided under the Company’s standard form of severance agreement for executive officers (the “Executive Severance Agreement”). See “Post-Termination Compensation” below for a definition of change in control and a discussion of the vesting terms under the Executive Severance Agreement.

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

2016 PLAN

Prior to the adoption of the 2024 Plan, pursuant to the 2016 Plan, the Compensation and Talent Management Committee awarded RSUs, SARs and PSUs pursuant to the 2016 Plan. SARs were granted at a specified strike price set forth in the applicable award agreement, which was generally the mean of the highest and lowest sales price of our Common Stock on the date of grant of the award or on the last preceding trading date if no sales were made on the date of grant. RSUs, SARs and PSUs were awarded subject to such terms and conditions as established by the Compensation and Talent Management Committee, including vesting periods. Pursuant to awards granted to our NEOs under the 2016 Plan, unvested RSUs, SARs and PSUs will become fully exercisable or vested upon a change in control or death and will terminate upon any other termination of employment, except as provided under the Executive Severance Agreement. See “Post-Termination Compensation” below for a definition of change in control and a discussion of the vesting terms under the Executive Severance Agreement.

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

The Boyer Agreement

The Company has entered into an Executive Severance Agreement with Mr. Boyer (the “Boyer Agreement”) in connection with his termination of employment with the Company effective January 17, 2025, on substantially the Company’s standard form of Executive Severance Agreement. Pursuant to the Boyer Agreement, Mr. Boyer was entitled to certain benefits (“Severance Benefits”) upon Mr. Boyer’s “separation from service” as defined in the Internal Revenue Code (“Termination of Service”) by the Company without “Cause” (as defined in the Boyer Agreement) or Mr. Boyer’s resignation for “Good Reason” (as defined in the Boyer Agreement), provided that (i) Mr. Boyer is in compliance with all restrictive covenants in any written agreement between him and the Company, and (ii) Mr. Boyer has executed and delivered a release of claims prepared by the Company within 50 days following the date of Termination of Service (the “Termination Date”).

Pursuant to the Boyer Agreement, upon Mr. Boyer’s Termination of Service by the Company without Cause or Mr. Boyer’s resignation for Good Reason prior to a change in control (as defined in the 2016 Plan (a “Change in Control”)), Mr. Boyer is entitled to the following Severance Benefits under the Boyer Agreement: (i) 18 months of Mr. Boyer’s then current base salary in effect at the Termination Date (“Base Salary”), payable in 39 equal installments over an 18-month period in accordance with the Company’s normal payroll practices; (ii) the following cash bonuses under any cash bonus plan for which Mr. Boyer was eligible on the Termination Date: (x) a pro-rata amount payable in a lump sum, of the target bonus Mr. Boyer would have received for the fiscal year under such cash bonus plan, and (y) 1.5 times the full target bonus for which Mr. Boyer was eligible, payable in 39 equal installments over an 18-month period in accordance with the Company’s normal payroll practices; (iii) any outstanding non-performance-based RSUs granted pursuant to the 2016 Plan and 2024 Plan (collectively, “Time-Based Awards”), will continue to vest for an additional 18 months, to the same extent such awards would have otherwise vested had he remained employed during such period; and (iv) any outstanding PSUs granted pursuant to the 2016 Plan and 2024 Plan will vest pro-rata, as set forth in the Boyer Agreement.

In addition, the Boyer Agreement provides that the Company will pay Mr. Boyer on a monthly basis, an amount equal to the Company-paid portion of the health insurance premiums that were paid by the Company on behalf of Mr. Boyer immediately prior to the Termination Date to be used by Mr. Boyer to purchase health coverage for a period of 18 months from the Termination Date or until Mr. Boyer becomes eligible to participate in another employer’s health care plan, whichever date is earlier.

The Boyer Agreement contains non-competition and non-solicitation provisions pursuant to which Mr. Boyer is prohibited from competing with, or soliciting clients, manufacturers or suppliers of, the Company and its affiliates and from soliciting any of the Company’s or its affiliates’ employees or independent contractors for 18 months following Mr. Boyer’s Termination Date.

Post-Termination Arrangements under the Fogliato Offer Letter

Pursuant to the Fogliato Offer Letter, if Mr. Fogliato resigns or is terminated for Cause (as defined in the Fogliato Offer Letter), he is not eligible for the Fogliato Target Bonus for the fiscal year in which he resigns or his employment is terminated, as applicable. Any RSUs granted to Mr. Fogliato more than one year before a termination of his employment by the Company without Cause or by Mr. Fogliato for Good Reason (as defined in the Fogliato Offer Letter) shall become 100% vested upon such termination and any PSUs granted to Mr. Fogliato more than one year before any termination of his employment by the Company without Cause or by Mr. Fogliato for Good Reason shall remain outstanding and eligible to vest at the same time such award would have vested had he remained employed, subject to the attainment of any applicable performance conditions. If Mr. Fogliato resigns without Good Reason (or without notice) or if he is terminated by the Company for Cause (i) at any time within 12 months of the effective date of the Fogliato Offer Letter, he is required to repay the full cash value of his sign-on cash bonus or (ii) at any time after 12 months until the second anniversary of the effective date of the Fogliato Offer Letter, he is required to repay 50% of his sign-on cash bonus, in each case within one month of his termination date.

If the Company terminates Mr. Fogliato’s employment for any reason other than for Cause or if he resigns for Good Reason, he will be eligible to receive (i) 18 months of base salary, (ii) a pro-rated portion of his bonus to be paid on the regular payout date which was earned and payable for the fiscal year in which the date of termination occurs and (iii) payment on the regular payout date of any bonus which was earned and payable for the fiscal year prior to the fiscal year in which the date of termination occurs.

Post-Termination Arrangements under the Greben Offer Letter

Pursuant to the Greben Offer Letter, if the Company terminates Mr. Greben’s employment without cause, he will be eligible to receive (i) 12 months of base salary and (ii) one additional month of severance for each additional year of service up to a maximum of 18 months.

Director Compensation

Cash Compensation

The following table shows the cash retainers paid to non-employee directors, committee chairpersons and committee members in fiscal year 2025. The amounts listed are annual retainers, except for the Strategic Planning and Finance Committee, which are monthly retainers.

POSITION	AMOUNT(1)
Non-Employee Director	$140,000
Lead Independent Director	$35,000
Audit Committee Chairperson	$25,000
Audit Committee Member	$15,000
Compensation and Talent Management Committee Chairperson	$20,000
Compensation and Talent Management Committee Member	$10,000
Nominating and Corporate Governance Committee Chairperson	$15,000
Nominating and Corporate Governance Committee Member	$10,000
Strategic Planning and Finance Committee Chairperson	$30,000
Strategic Planning and Finance Committee Member	$20,000

(1)	Fees are paid quarterly in advance, except the Strategic Planning and Finance Committee fees, which were paid monthly in advance.

Equity Compensation

Each outside director of the Company who does not elect to decline to participate in the 2024 Plan is eligible to receive a grant of RSUs as follows: (1) on the date of the annual stockholders meeting, each outside director shall be eligible to receive a grant of RSUs, in such amount as determined by the Board, in its sole discretion, provided that such grant shall not exceed more than the number of shares of Common Stock having an aggregate fair market value of $130,000. The RSUs granted will vest 100% on the earlier of (a) the date of the next annual stockholders meeting or (b) one year from the date of grant, provided the outside director is providing services to the Company or a subsidiary on that date; and (2) each individual who first becomes an outside director is automatically granted a one-time grant, effective as of the date of appointment, equal to the grant he or she would have received if he or she had been elected at the previous annual stockholders meeting, pro-rated based on the number of days such director will actually serve before the one-year anniversary of such previous annual stockholders meeting, which RSUs will vest 100% one year from the date of grant, provided the outside director is providing services to the Company or a subsidiary on that date. Notwithstanding the foregoing, in the event of an outside director’s termination of service due to his or her death, all unvested RSUs will immediately become 100% vested. RSUs are awarded subject to such terms and conditions as established by the Compensation and Talent Management Committee, which may include the requirement that the holder forfeit the RSUs upon termination of service during the period of restriction. On December 19, 2025, the date of the Company’s Annual Meeting of Stockholders in 2025, the Board approved a grant of RSUs with a fair market value of $110,000 on the date of grant. On December 19, 2025, the date of the annual grant for all directors, the midpoint of the high and low sales prices of our Common Stock was $3.60 per share. As a result, each non-employee director received a grant of 30,577 RSUs.

FISCAL 2025 DIRECTOR COMPENSATION TABLE

The following table provides information regarding director compensation for fiscal year 2025. Non-employee directors who join the Board during the fiscal year receive a pro-rated annual cash retainer.

NAME (1)(2)	FEES EARNED OR PAID IN CASH ($)(3)	STOCK AWARDS ($)(4)(5)	TOTAL ($)
Mark R. Belgya(6)	175,000	—	175,000
Pamela B. Corrie	385,000	110,077	495,077
Susie Coulter	370,000	110,077	480,077
Eugene I. Davis(6)	485,000	—	485,000
Pamela Edwards(7)	96,681	113,825	210,506
Kevin Mansell	195,000	110,077	305,077
Marc Rey	370,000	110,077	480,077
Wendy Schoppert(7)	96,681	113,825	210,506
Gail B. Tifford	155,000	110,077	265,077

(1)

Mr. Fogliato was a director and NEO during fiscal year 2025. Mr. Fogliato did not receive any additional compensation for services as a director. As such, information about his compensation is listed in the Fiscal 2025 and 2024 Summary Compensation Table below.

(2)

Our directors’ outstanding equity awards as of fiscal year end 2025 were as follows: Ms. Corrie — 30,577 RSUs; Ms. Coulter — 30,577 RSUs; Ms. Edwards – 33,043 RSUs; Mr. Mansell — 30,577 RSUs; Mr. Rey — 30,577 RSUs; Ms. Schoppert – 33,043 RSUs and Ms. Tifford — 30,577 RSUs.

(3)	Consists of retainer fees.
(4)

Consists of an award of RSUs granted pursuant to the 2024 Plan to each director on December 19, 2025. Pursuant to the 2024 Plan, each outside director is to receive a grant of RSUs on the date of the Annual Stockholders Meeting in such amount as determined by the Board, in its sole discretion, provided that such grant shall not exceed more than the number of shares of Common Stock having an aggregate fair market value of $130,000. Awards vest 100% on the earlier of (i) the next annual stockholders meeting or (ii) one year from the date of grant. The amounts shown were not actually paid to the directors. Rather, as required by the rules of the SEC, the amounts represent the aggregate grant date fair value of the RSUs awarded to each of them in fiscal year 2025. These values were determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). The aggregate grant date fair value of the RSUs is equal to the midpoint between the high and low sales prices of our Common Stock on the date of grant multiplied by the number of shares granted. On December 19, 2025, the date of the annual grant for all directors, the midpoint of the high and low sales prices of our Common Stock was $3.60 per share. The amounts reported do not include any reduction in the value of the awards for the possibility of forfeiture.

(5)

Mses. Edwards and Schoppert were each automatically granted a one-time grant of 2,466 RSUs, effective as of the date of their appointment to the Board. This grant is equal to the grant they would have received if they had been elected at the previous annual stockholders meeting, pro-rated based on the number of days they will actually serve before the one-year anniversary of such previous annual stockholders meeting, which RSUs will vest 100% one year from the date of grant, provided each of them is providing services to the Company or a subsidiary on that date.

(6)	Messrs. Belgya and Davis did not stand for re-election at our 2025 Annual Meeting of Stockholders.
(7)	Mses. Edwards and Schoppert joined the Board effective May 16, 2025.

STOCK OWNERSHIP GUIDELINES FOR NON-EMPLOYEE DIRECTORS

The Board has adopted stock ownership guidelines for our directors. The guidelines were adopted in lieu of stock retention requirements. Subject to transition periods and other provisions, the guidelines generally require that each director beneficially hold shares of our stock (including RSUs and deferred shares) with a value equal to at least five times his or her current annual cash retainer. Of our current outside directors, Mses. Coulter and Tifford and Mr. Mansell were in compliance with the guidelines as of April 25, 2026.

POLICIES AND PRACTICES RELATED TO TIMING OF EQUITY AWARDS

We do not currently grant stock options, stock appreciation rights, or similar option-like instruments and, as such, do not have any policy or practice in place on the timing of awards of options, stock appreciation rights, or similar option-like instruments in relation to the disclosure of material non-public information. If, in the future, we anticipate granting stock options, stock appreciation rights, or similar option-like instruments, we may determine to establish a policy regarding how the Board determines when to grant such awards and how our Board or our Compensation and Talent Management Committee will take material non-public information into account when determining the timing and terms of such awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of December 31, 2025 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

PLAN CATEGORY	(A) NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (1)	(B) WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(C) NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
Equity compensation plans approved by security holders	2,020,736	—	5,428,325
Equity compensation plans not approved by security holders	1,129,581	—	—
Total	3,150,317	—	5,428,325

(1)	Includes shares to be issued upon the vesting of outstanding RSUs and PSUs (assuming target performance levels).

Security Ownership of Certain Beneficial Owners and Management

The Company’s only outstanding class of equity securities is its Common Stock. The following table sets forth information regarding the beneficial ownership of Common Stock as of April 25, 2026 by (i) each Named Executive Officer (as defined in “Executive Compensation”); (ii) each director of the Company; (iii) all present executive officers and directors of the Company as a group; and (iv) each other person known to the Company to own beneficially more than five percent (5%) of the Common Stock as of April 25, 2026. The address of each officer and director is c/o Fossil Group, Inc., 901 S. Central Expressway, Richardson, Texas 75080.

	SHARES BENEFICIALLY OWNED (1)(2)
NAME OF BENEFICIAL OWNER	NUMBER		PERCENT
Jeffrey N. Boyer	434,525		*
Franco Fogliato	1,272,000		2.2%
Randy Greben	65,112		*
Melissa B. Lowenkron	86,508		*
Joe Martin	107,658		*
Pamela B. Corrie	30,929		*
Susie Coulter	98,457		*
Pamela Edwards	10,000		*
Kevin Mansell	94,425		*
Marc Rey	85,766		*
Wendy Schoppert	65,717		*
Gail B. Tifford	135,925		*
All executive officers and directors as a group (15 persons)	2,236,296		3.8%
Nantahala Capital Management, LLC	5,087,803	(3)	8.6%
Miller Value Partners, LLC	3,135,725	(4)	5.3%

*	Less than 1%.
(1)

Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership information is based on the most recent Forms 3, 4 and 5 and Schedule 13D and 13G filings with the SEC and reports made directly to the Company. For purposes of this table, a person is deemed to have “beneficial ownership” of any shares when such person has the right to acquire them within 60 days after April 25, 2026. For RSUs and performance share units (“PSUs”), we report shares equal to the number of RSUs and PSUs that will vest within 60 days of April 25, 2026. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)

The percentages indicated are based on 59,076,605 shares of Common Stock outstanding on April 25, 2026. Shares of Common Stock subject to RSUs or PSUs that will vest within 60 days after April 25, 2026 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity.

(3)

Based on information contained in Amendment No. 3 to Schedule 13G filed with the SEC on August 14, 2025 by Nantahala Capital Management, LLC (“Nantahala”), which indicates that Nantahala and each of Wilmot B. Harkey and Daniel Mack, as managing members of Nantahala, have shared voting power over 5,087,803 shares of Common Stock and have shared dispositive power over 5,087,803 shares of Common Stock. Nantahala reported that Blackwell Partners LLC – Series A, a fund advised by Nantahala, has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of more than 5% of the outstanding shares of Common Stock beneficially owned by Nantahala. The address of Nantahala Capital Management, LLC is 130 Main Street, 2nd Floor, New Canaan, Connecticut 06840.

(4)

Based on information contained in Schedule 13G filed with the SEC on May 9, 2025 by Miller Value Partners, LLC (“Miller”), a registered investment adviser, which indicates that Miller beneficially owns the shares of Common Stock that are legally owned by its clients. William H. Miller IV is the control person of Miller and may also be deemed to be the beneficial owner, and Miller and William H. Miller IV have shared voting power over 3,135,725 shares of Common Stock and have shared dispositive power over 3,135,725 shares of Common Stock. Miller reported that various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the Common Stock, and no one person’s interest in the Common Stock is more than 5% of the total outstanding shares of Common Stock beneficially owned by Miller. The address of Miller Value Partners, LLC is 50 S. Lemon Ave #302, Sarasota, Florida 34236.

Item 13. Certain Relationships and Related Transactions, and Director Independence

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS.

The Audit Committee has primary responsibility for reviewing and approving transactions with related persons. Our Audit Committee charter provides that the Audit Committee shall approve all material related party transactions required to be disclosed under Item 404 of Regulation S-K of the Exchange Act.

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

The Board, in applying the above referenced standards, has affirmatively determined that each of the following directors is “independent” as defined by Rule 5605(a)(2) of the Nasdaq listing standards: Pamela B. Corrie, Susie Coulter, Pamela Edwards, Kevin Mansell, Marc Rey, Wendy Schoppert and Gail B. Tifford. As part of the Board’s process in making such determination, each such director provided written assurances that all of the above cited objective criteria for independence are satisfied and such director has no other “material relationship” with the Company that could interfere with such director’s ability to exercise independent judgment.

Item 14. Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table summarizes the aggregate fees (excluding value added taxes) incurred by the Company and its subsidiaries for work performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) for the fiscal years ended January 3, 2026 and December 28, 2024, respectively:

	FISCAL YEAR 2025	FISCAL YEAR 2024
Audit Fees (1)	$3,227,162	$2,865,000
Audit-Related Fees (2)	$110,250	$110,250
Tax Fees (3)	$176,006	$210,915
Other fees (4)	$2,050	$2,050
Total Fees	$3,515,468	$3,188,215

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

The Audit Committee approved all of the audit fees, audit-related fees, tax fees and other fees set forth in the table.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

(a)	Financial Statement and Financial Statement Schedules.

Incorporated by reference to Item 15 (a)(1) and 15(a)(2) of the 2025 Form 10-K.

(b)	Documents filed as part of Report.

Page
1.	Exhibits required to be filed by Item 601 of Regulation S-K	34

The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index accompanying this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2026	FOSSIL GROUP, INC.

/s/ FRANCO FOGLIATO
Franco Fogliato,
Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit Number	Description

31.1(1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed herewith.