Form 10-Q
period 2026-04-04
Fossil Group, Inc.
filed 2026-05-14
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 4, 2026

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

The number of shares of the registrant’s common stock outstanding as of May 8, 2026: 59,101,598

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 4, 2026

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	April 4, 2026	January 3, 2026
Assets
Current assets:
Cash and cash equivalents	$81,384	$95,842
Accounts receivable - net of allowances for doubtful accounts of $11,647 and $12,991, respectively	116,843	144,569
Inventories	156,075	151,796
Prepaid expenses and other current assets	81,576	75,623
Total current assets	435,878	467,830
Property, plant and equipment - net of accumulated depreciation of $299,706 and $309,285, respectively	32,530	34,126
Operating lease right-of-use assets	120,012	118,302
Intangible and other assets-net	66,124	68,996
Total long-term assets	218,666	221,424
Total assets	$654,544	$689,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$123,925	$132,514
Short-term debt	2,287	3,985
Accrued expenses:
Current operating lease liabilities	34,441	34,768
Compensation	27,116	48,695
Royalties	12,018	17,909
Customer liabilities	22,656	29,186
Transaction taxes	2,755	5,109
Other	14,608	17,310
Income taxes payable	13,610	12,287
Total current liabilities	253,416	301,763
Long-term income taxes payable	5,656	5,481
Deferred income tax liabilities	819	607
Long-term debt	193,015	173,847
Long-term operating lease liabilities	104,404	104,442
Other long-term liabilities	14,067	16,338
Total long-term liabilities	317,961	300,715
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 58,404 and 58,354 shares issued and outstanding at April 4, 2026 and January 3, 2026 respectively	584	584
Treasury stock, at cost, 2,500 shares at April 4, 2026 and January 3, 2026	(4,525)	(4,525)
Additional paid-in capital	329,916	329,232
Retained (deficit) earnings	(163,377)	(162,567)
Accumulated other comprehensive income (loss)	(63,505)	(59,889)
Total Fossil Group, Inc. stockholders’ equity	99,093	102,835
Noncontrolling interests	(15,926)	(16,059)
Total stockholders’ equity	83,167	86,776
Total liabilities and stockholders’ equity	$654,544	$689,254

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended April 4, 2026	For the 14 Weeks Ended April 5, 2025
Net sales	$224,761	$233,293
Cost of sales	90,058	90,301
Gross profit	134,703	142,992
Operating expenses:
Selling, general and administrative expenses	120,559	133,839
Other long-lived asset impairments	61	79
Restructuring expenses	2,034	15,821
Total operating expenses	122,654	149,739
Operating income (loss)	12,049	(6,747)
Interest expense	8,450	4,467
Other income (expense) - net	1,156	(3,268)
Income (loss) before income taxes	4,755	(14,482)
Provision (benefit) for income taxes	5,432	3,368
Net income (loss)	(677)	(17,850)
Less: Net income (loss) attributable to noncontrolling interests	133	(274)
Net income (loss) attributable to Fossil Group, Inc.	$(810)	$(17,576)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(3,616)	$9,291
Cash flow hedges - net change	—	(474)
Total other comprehensive income (loss)	(3,616)	8,817
Total comprehensive income (loss)	(4,293)	(9,033)
Less: Comprehensive income (loss) attributable to noncontrolling interests	133	(274)
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(4,426)	$(8,759)
Earnings (loss) per share:
Basic	$(0.01)	$(0.33)
Diluted	$(0.01)	$(0.33)
Weighted average common shares outstanding:
Basic	58,374	53,259
Diluted	58,374	53,259

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended April 4, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Fossil Group, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
Balance, January 3, 2026	58,354	$584	$329,232	$(4,525)	$(162,567)	$(59,889)	$102,835	$(16,059)	$86,776
Common stock issued upon exercise of restricted stock units	50	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	684	—	—	—	684	—	684
Net income (loss)	—	—	—	—	(810)	—	(810)	133	(677)
Other comprehensive income (loss)	—	—	—	—	—	(3,616)	(3,616)	—	(3,616)
Balance, April 4, 2026	58,404	$584	$329,916	$(4,525)	$(163,377)	$(63,505)	$99,093	$(15,926)	$83,167

For the 14 Weeks Ended April 5, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Fossil Group, Inc.	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
Balance, December 28, 2024	53,254	$533	$315,042	$—	$(84,268)	$(82,604)	$148,703	$(11,979)	$136,724
Common stock issued upon exercise of restricted stock units	19	—	—	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(3)	—	—	(3)	—	(3)
Retirement of common stock	(2)	—	(3)	3	—	—	—	—	—
Stock-based compensation	—	—	641	—	—	—	641	—	641
Net income (loss)	—	—	—	—	(17,576)	—	(17,576)	(274)	(17,850)
Other comprehensive income (loss)	—	—	—	—	—	8,817	8,817	—	8,817
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(3,920)	(3,920)
Balance, April 5, 2025	53,271	$533	$315,680	$—	$(101,844)	$(73,787)	$140,582	$(16,173)	$124,409

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 13 Weeks Ended April 4, 2026	For the 14 Weeks Ended April 5, 2025
Operating Activities:
Net income (loss)	$(677)	$(17,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	1,792	3,441
Non-cash lease expense	13,869	14,975
Stock-based compensation	684	593
Decrease in allowance for returns and markdowns	(5,793)	(4,538)
Other non-cash items	1,808	(485)
Changes in operating assets and liabilities:
Accounts receivable	27,700	40,505
Inventories	(5,576)	(328)
Prepaid expenses and other current assets	(7,517)	(6,709)
Accounts payable	(788)	(41,123)
Accrued expenses	(32,909)	(30,462)
Income taxes	1,598	1,006
Operating lease liabilities	(15,955)	(19,381)
Net cash used in operating activities	(21,764)	(60,356)
Investing Activities:
Additions to property, plant and equipment	(949)	(285)
Decrease in intangible and other assets	290	987
Net cash (used in) provided by investing activities	(659)	702
Financing Activities:
Acquisition of common stock	—	(3)
Distribution of noncontrolling interest earnings	—	(3,920)
Debt borrowings	28,158	39,338
Debt payments	(12,742)	(25,176)
Debt issuance costs	(7,411)	—
Net cash provided by financing activities	8,005	10,239
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(857)	4,087
Net decrease in cash, cash equivalents, and restricted cash	(15,275)	(45,328)
Cash, cash equivalents, and restricted cash:
Beginning of period	99,426	126,592
End of period	$84,151	$81,264

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The prior fiscal year ending January 3, 2026 was a 53-week year, with the additional week being included in the first quarter. Accordingly, the information presented herein includes the thirteen-week period ended April 4, 2026 (“First Quarter”) as compared to the fourteen-week period ended April 5, 2025 (“Prior Year Quarter”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of April 4, 2026, and the results of operations for the First Quarter and Prior Year Quarter. All adjustments are of a normal, recurring nature.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended, January 3, 2026 (the “2025 Form 10-K”). Operating results for the First Quarter are not necessarily indicative of the results to be achieved for the full fiscal year.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. We base our estimates on the information available at the time and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. The Company has not made any changes in its significant accounting policies from those disclosed in the 2025 Form 10-K.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended April 4, 2026	For the 14 Weeks Ended April 5, 2025
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(810)	$(17,576)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	58,374	53,259
Basic EPS	$(0.01)	$(0.33)
Diluted EPS computation:
Diluted weighted average common shares outstanding	58,374	53,259
Diluted EPS	$(0.01)	$(0.33)

Weighted average shares issuable under stock-based awards that were not included in the diluted EPS calculation because they were antidilutive were approximately 3.1 million at the end of the First Quarter. The total antidilutive weighted average shares included 1.2 million weighted average performance-based shares at the end of the First Quarter.
At the end of the Prior Year Quarter, approximately 3.0 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.1 million weighted average performance-based shares at the end of the Prior Year Quarter.
Cash, Cash Equivalents and Restricted Cash. Restricted cash included in intangible and other-assets net was comprised primarily of pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of April 4, 2026 and April 5, 2025 that are presented in the condensed consolidated statement of cash flows (in thousands):

	April 4, 2026	April 5, 2025
Cash and cash equivalents	$81,384	$78,291
Restricted cash included in prepaid expenses and other current assets	975	538
Restricted cash included in intangible and other assets-net	1,792	2,435
Cash, cash equivalents and restricted cash	$84,151	$81,264
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
2. REVENUE
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended April 4, 2026
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$83,971	$57,625	$47,136	$—	$188,732
Smartwatches	1,610	(94)	214	—	1,730
Total watches	$85,581	$57,531	$47,350	$—	$190,462
Leathers	5,992	1,596	3,053	—	10,641
Jewelry	3,792	11,313	5,035	—	20,140
Other	1,409	1,067	585	457	3,518
Consolidated	$96,774	$71,507	$56,023	$457	$224,761

Timing of revenue recognition
Revenue recognized at a point in time	$96,765	$71,495	$56,010	$457	$224,727
Revenue recognized over time	9	12	13	—	34
Consolidated	$96,774	$71,507	$56,023	$457	$224,761

	For the 14 Weeks Ended April 5, 2025
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$77,995	$60,194	$46,442	$—	$184,631
Smartwatches	2,938	834	274	—	4,046
Total watches	$80,933	$61,028	$46,716	$—	$188,677
Leathers	9,741	2,226	5,213	—	17,180
Jewelry	5,351	12,202	4,707	—	22,260
Other	1,704	1,877	709	886	5,176
Consolidated	$97,729	$77,333	$57,345	$886	$233,293

Timing of revenue recognition
Revenue recognized at a point in time	$97,669	$77,248	$57,269	$886	$233,072
Revenue recognized over time	60	85	76	—	221
Consolidated	$97,729	$77,333	$57,345	$886	$233,293

Contract Balances. As of April 4, 2026, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $0.3 million as of April 4, 2026 and no contract liabilities as of January 3, 2026 related to remaining performance obligations on licensing income, (ii) $0.1 million and $0.1 million as of April 4, 2026 and January 3, 2026, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $1.4 million and $1.7 million as of April 4, 2026 and January 3, 2026, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	April 4, 2026	January 3, 2026
Components and parts	$10,257	$15,575
Finished goods	145,818	136,221
Inventories	$156,075	$151,796

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 13 Weeks Ended April 4, 2026	For the 14 Weeks Ended April 5, 2025
Beginning balance	$4,343	$6,113
Settlements in cash or kind	(1,560)	(1,169)
Warranties issued and adjustments to preexisting warranties (1)	1,083	508
Ending balance	$3,866	$5,452
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended April 4, 2026	For the 14 Weeks Ended April 5, 2025
Income tax expense (benefit)	$5,432	$3,368
Effective tax rate	114.2%	(23.3)%
The effective tax rate in the First Quarter was higher as compared to the Prior Year Quarter, reflecting increased foreign earnings. In both the First Quarter and the Prior Year Quarter, the tax rate was driven by the Company accruing foreign tax expense on certain foreign entities with positive income and no benefit accrued on the U.S. tax losses. The overall tax rate is impacted by the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act and/or Subpart F income, which requires the inclusion of certain foreign income in the tax return which absorbs the U.S. net operating loss. Foreign income taxes are also paid on this same foreign income, resulting in double taxation. The effective tax rate can vary from quarter-to-quarter due to changes in the Company's global mix of earnings, the resolution of income tax audits and changes in tax law.
As of April 4, 2026, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $7.0 million, all of which would favorably impact the effective tax rate in future periods, if recognized. The Company reasonably expects that certain remaining uncertain tax positions will be resolved within the next twelve months, which if resolved favorably, would impact the tax rate by a benefit of approximately $3.1 million, including interest.
The Company is also subject to examinations in various state and foreign jurisdictions for its 2013-2024 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of April 4, 2026, the Company has not recorded unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At April 4, 2026, the total amount of accrued income tax-related interest included in the condensed consolidated balance sheets was $1.8 million all of which is accrued interest expense. There were no accrued tax-related penalties.
6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 58,404,013 and 58,354,014 shares issued and outstanding at April 4, 2026 and January 3, 2026, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at April 4, 2026 or January 3, 2026. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
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
As of April 4, 2026, the Company had $15.5 million of repurchase authorizations remaining under its repurchase program. The Company did not repurchase any common stock under its authorized stock repurchase plans during the First Quarter or Prior Year Quarter.
Warrant Agreements. On August 13, 2025, the Company entered into a securities exchange agreement with certain institutional stockholders (the "Exchanging Stockholders”), pursuant to which the Company agreed to exchange an aggregate of 2.5 million shares of the Company’s common stock, par value $0.01 per share (the "Surrendered Shares”), owned by the Exchanging Stockholders for pre-funded warrants (the "Exchange Warrants”) to purchase an aggregate of 2.5 million shares of common stock with an exercise price of $0.01 per share. The Exchange Warrants will not expire prior to exercise. The Company also agreed to pay the Exchanging Stockholders an amount of $0.01 per share for the Surrendered Shares. The Exchange Warrants are exercisable at any time, except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. The Exchange Warrants were determined to be equity classified in accordance with ASC 815. As of April 4, 2026, 2.5 million Exchange Warrants were outstanding.
7. EMPLOYEE BENEFIT PLANS
Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the First Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at January 3, 2026	3,151	$1.31
Granted	20	4.77
Vested	(50)	1.27
Forfeited	(33)	1.12
Nonvested at April 4, 2026	3,088	$1.31

The total fair value of restricted stock units vested was approximately $0.2 million during the First Quarter. Vesting of performance restricted stock units is based on the Company's stock market performance.
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

The 2024 Plan is administered by The Compensation and Talent Management Committee (the "Compensation Committee"). Each award issued under the 2024 Plan terminates at the time designated by the Compensation Committee, not to exceed ten years from the date of grant. The current outstanding restricted stock units and performance restricted stock units issued under the 2024 Plan predominantly have original vesting periods of three years. Time-based or performance-based stock appreciation rights and restricted stock units are predominately settled in shares of the Company's common stock. On the date of the Company’s annual stockholders meeting, each non-employee director is eligible to receive a grant of restricted stock units, in an amount determined by the Board, in its sole discretion, provided that the grant shall not exceed more than the number of shares of Common Stock having an aggregate fair market value of $130,000. Any such grant shall vest 100% on the earlier of one year from the date of grant or the date of the Company's next annual stockholders meeting, provided such director is providing services to the Company or a subsidiary of the Company on that date.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables disclose changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended April 4, 2026
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(65,031)	$1,338	$3,804	$(59,889)
Other comprehensive income (loss) before reclassifications	(3,616)	—	—	(3,616)
Tax (expense) benefit	—	—	—	—
Amounts reclassed from accumulated other comprehensive income (loss)	—	—	—	—
Tax (expense) benefit	—	—	—	—
Total other comprehensive income (loss)	(3,616)	—	—	(3,616)
Ending balance	$(68,647)	$1,338	$3,804	$(63,505)

	For the 14 Weeks Ended April 5, 2025
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(88,684)	$1,812	$4,268	$(82,604)
Other comprehensive income (loss) before reclassifications	9,291	140	—	9,431
Tax (expense) benefit	—	—	—	—
Amounts reclassed from accumulated other comprehensive income (loss)	—	614	—	614
Tax (expense) benefit	—	—	—	—
Total other comprehensive income (loss)	9,291	(474)	—	8,817
Ending balance	$(79,393)	$1,338	$4,268	$(73,787)

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
Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended April 4, 2026
	Americas	Europe	Asia	Corporate	Total
Net sales	$96,774	$71,507	$56,023	$457	$224,761
Cost of sales	38,426	26,353	22,802	2,477	90,058
Gross profit	$58,348	$45,154	$33,221	$(2,020)	$134,703
Marketing	4,476	4,675	3,653	1,600	14,404
Compensation and benefits	13,780	15,559	6,981	21,483	57,803
Depreciation and amortization	513	559	360	978	2,410
Other segment items (1)	11,796	8,274	6,626	21,341	48,037
Operating income (loss)	$27,783	$16,087	$15,601	$(47,422)	$12,049

	For the 14 Weeks Ended April 5, 2025
	Americas	Europe	Asia	Corporate	Total
Net sales	$97,729	$77,333	$57,345	$886	$233,293
Cost of sales	41,019	29,202	19,909	171	90,301
Gross profit	$56,710	$48,131	$37,436	$715	$142,992
Marketing	4,046	3,750	4,042	1,408	13,246
Compensation and benefits	15,552	17,875	8,724	31,541	73,692
Depreciation and amortization	729	817	615	1,207	3,368
Other segment items (1)	12,153	8,935	8,797	29,548	59,433
Operating income (loss)	$24,230	$16,754	$15,258	$(62,989)	$(6,747)
______________________________________________________________________________
(1) Other segment items for each reportable segment include long-lived asset impairments, restructuring charges, facility costs, overhead expenses, fixed asset disposal and other operating costs.

The following table reflects net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended April 4, 2026		For the 14 Weeks Ended April 5, 2025
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$188,732	84.0%	$184,631	79.1%
Smartwatches	1,730	0.8	4,046	1.7
Total watches	$190,462	84.8%	$188,677	80.8%
Leathers	10,641	4.7	17,180	7.4
Jewelry	20,140	9.0	22,260	9.5
Other	3,518	1.5	5,176	2.3
Total	$224,761	100.0%	$233,293	100.0%

10. DERIVATIVES AND RISK MANAGEMENT
Derivative Instruments. The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used by non-U.S. dollar functional currency subsidiaries to settle future payments of intercompany inventory transactions denominated in U.S. dollars. The Company’s derivative financial instruments consist of foreign currency forward contracts. The Company's policy is to enter into forward contracts for an agreed-upon exchange rate with terms that coincide with the underlying exposure being hedged for a period of up to 12 months. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows from these inventory transactions, which will affect the Company’s U.S. dollar earnings. Gains or losses on the forward contracts were expected to offset these fluctuations to the extent the cash flows were hedged by the forward contracts. For a derivative instrument that is designated and qualifies as a cash flow hedge, the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments that are not designated as hedges, any changes in fair value are recognized in earnings when they occur.
As of April 4, 2026, the Company had the following outstanding non-designated forward contracts that were entered into to hedge future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	22.4	U.S. dollar	26.0
Canadian dollar	21.8	U.S. dollar	16.0
Mexican peso	215.9	U.S. dollar	12.2
The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes are set forth below (in thousands):

	For the 13 Weeks Ended April 4, 2026	For the 14 Weeks Ended April 5, 2025
Cash flow hedges:
Forward contracts	$—	$140
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$—	$140
The following tables disclose the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended April 4, 2026	For the 14 Weeks Ended April 5, 2025
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$—	$614
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$431	$18
The following tables summarize the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended April 4, 2026		For the 14 Weeks Ended April 5, 2025
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$90,058	$1,156	$90,301	$(3,268)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$—	$—	$—	$614
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$431	$—	$18

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 4, 2026 (in thousands):

	Fair Value at April 4, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$637	$—	$637
Total	$—	$637	$—	$637
Liabilities:
Forward contracts	$—	$7	$—	$7
Total	$—	$7	$—	$7

The Company did not have any assets or liabilities measured at fair value on a recurring basis as of January 3, 2026.
The fair values of the Company’s forward contracts are based on published quotations of spot currency rates, forward points and yield-curves, which are converted into implied forward currency rates. See "Note 10—Derivatives and Risk Management", for additional disclosures about the forward contracts.
As of April 4, 2026, the Company's First-Out Notes and Second-Out Notes (as defined in Note 15— Debt Activity), excluding unamortized debt issuance costs and original issue discount, were recorded at cost and had a carrying value of $185.1 million and their fair value approximated their carrying value. The Company's Revolving Credit Facility (as defined in Note 15—Debt Activity) was recorded at cost and had a carrying value of $33.0 million and its fair value approximated its carrying value. The fair values of the Company's First-Out Notes, Second-Out Notes and Revolving Credit Facility were based on Level 3 inputs.
During the First Quarter, operating lease right-of-use ("ROU") assets with a carrying amount of $0.1 million were deemed impaired, resulting in impairment charges of $0.1 million. During the Prior Year Quarter, ROU assets with a carrying amount of $0.2 million were written down to a fair value of $0.1 million, resulting in impairment charges of $0.1 million.
The fair values of operating lease ROU assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $0.1 million impairment expense in the First Quarter, $0.1 million was recorded in other long-lived asset impairments in the Americas segment. Of the $0.1 million impairment expense in the Prior Year Quarter, $0.1 million was recorded in other long-lived asset impairments in the Americas segment.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		April 4, 2026		January 3, 2026
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,978	$3,485	$3,978	$3,461
Patents	3 - 20 yrs.	850	599	850	594
Trade name	6 yrs.	4,502	4,502	4,502	4,502
Other	7 - 20 yrs.	278	258	278	252
Total intangibles-subject to amortization		9,608	8,844	9,608	8,809
Intangibles-not subject to amortization:
Trade names		8,433		8,433
Other assets:
Other deposits		13,970		14,246
Deferred tax asset-net		17,898		18,123
Restricted cash		1,792		2,352
Debt issuance costs		21,001		22,538
Other		2,266		2,505
Total other assets		56,927		59,764
Total intangible and other assets		$74,968	$8,844	$77,805	$8,809
Total intangible and other assets-net			$66,124		$68,996

Amortization expense for intangible assets was approximately $35 thousand and $40 thousand for the First Quarter and the Prior Year Quarter, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2026 (remaining)	$103
2027	$120
2028	$114
2029	$83
2030	$72
Thereafter	$272

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
The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended April 4, 2026	For the 14 Weeks Ended April 5, 2025
Operating lease cost(1)	SG&A	$13,517	$14,705
Short-term lease cost	SG&A	$55	$166
Variable lease cost	SG&A	$3,858	$3,801
_______________________________________________
(1) Includes sublease income, which was immaterial.

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	April 4, 2026	January 3, 2026
Assets
Operating	Operating lease ROU assets	$120,012	$118,302
Liabilities
Current:
Operating	Current operating lease liabilities	$34,441	$34,768
Noncurrent:
Operating	Long-term operating lease liabilities	$104,404	$104,442

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	April 4, 2026	January 3, 2026
Weighted-average remaining lease term:
Operating leases	6.0 years	6.1 years
Weighted-average discount rate:
Operating leases	15.2%	15.2%

Future minimum lease payments by year as of April 4, 2026 were as follows (in thousands):

Fiscal Year	Operating Leases
2026 (remaining)	$43,076
2027	43,126
2028	28,589
2029	24,363
2030	18,730
Thereafter	59,467
Total lease payments	$217,351
Less: Interest	78,506
Total lease obligations	$138,845

Supplemental cash flow information related to leases was as follows (in thousands):

	For the 13 Weeks Ended April 4, 2026	For the 14 Weeks Ended April 5, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,955	$19,381
Leased assets obtained in exchange for new operating lease liabilities	11,114	3,551

As of April 4, 2026, the Company did not have any material operating or finance leases that have been signed but not commenced.

15. DEBT ACTIVITY
Prior Revolving Facility: On September 26, 2019, the Company and certain subsidiaries entered into a secured asset-based revolving credit agreement (the "Prior Revolving Facility”) with various lenders party thereto.
Revolving Credit Facility: On August 13, 2025, the Company and certain of its subsidiaries identified therein as guarantors entered into a Credit Agreement, dated as of August 13, 2025 (the “Credit Agreement”), with the lenders from time to time party thereto (the “Lenders”), ACF FINCO I LP, as administrative agent on behalf of the Lenders (the “Administrative Agent”), and the Company as a borrower to refinance the Prior Revolving Facility. Pursuant to the Credit Agreement, the Lenders have provided new financing commitments to the Company under a new senior secured asset-based revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $150 million.
Borrowings under the Revolving Credit Facility bear interest at a rate of 5.00% plus the Adjusted Term SOFR Rate (as defined in the Credit Agreement) for term SOFR borrowings and 4.00% plus the Alternate Base Rate (as defined in the Credit Agreement), payable monthly in arrears. The Lenders received an upfront commitment fee equal to 2.00% of the aggregate commitments under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are guaranteed by the guarantors, and those obligations and the guarantees are secured by substantially all of the assets of the Company and the guarantors. The Credit Agreement includes customary representations and warranties, covenants and events of default, in each case, applicable to the Company. The Credit Agreement also requires that Availability (as defined in the Credit Agreement) may at no time be less than the greater of 10% of the Line Cap (as defined in the Credit Agreement) and $12.5 million. If an event of default under the Credit Agreement occurs, the Required Lenders (as defined in the Credit Agreement) may, among other things, terminate the commitments and declare the outstanding obligations under the Credit Agreement to be immediately due and payable.
The Revolving Credit Facility has a stated maturity date of August 13, 2030, but includes a springing maturity feature (the “Springing Maturity Feature”) that will cause the stated maturity date to spring ahead to the date that is 91 days prior to the maturity date of material indebtedness (defined as $15.0 million or more of indebtedness) if such material indebtedness remains outstanding on such 91st day.
The maturity date of the First-Out Notes is January 1, 2029. If more than $15.0 million of First-Out Notes and other indebtedness (other than under the Credit Agreement) is outstanding on October 2, 2028, the maturity date of the Revolving Credit Facility will be October 2, 2028. The maturity date of the Second-Out Notes is June 30, 2029. If more than $15.0 million of Second-Out Notes and other indebtedness (other than under the Credit Agreement) is outstanding on March 31, 2029, the maturity date of the Revolving Credit Facility will be March 31, 2029.
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
•Noteholders that did not participate in the Rights Offering (the “Non-New Money Participants”) (i) received $29.8 million aggregate principal amount of 7.500% Second-Out Second Lien Secured Senior Notes due 2029 (the “Second-Out Notes”) on a dollar-for-dollar basis for $29.8 million Prior Notes held by such Non-New Money Participants, and (ii) received $53,858 aggregate principal amount of Second-Out Notes as a Consent Premium. Only Non-New Money Participants that tendered their Prior Notes in the Exchange Offer and consented to the Restructuring Plan received the Consent Premium.
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
The Company had net borrowings of $17.0 million under the Revolving Credit Facility during the First Quarter. As of April 4, 2026, the Company had available borrowing capacity of $28.1 million under the Revolving Credit Facility. Such amount is less than the $150 million total revolving commitments under the Revolving Credit Facility due to a reduction of borrowing capacity pursuant to the borrowing base. As of April 4, 2026, the Company had unamortized debt issuance costs of $16.9 million and original issue discount of $8.2 million recorded in long-term debt, and unamortized debt issuance costs of $21.0 million recorded in intangible and other assets-net on the Company's consolidated balance sheets. The Company incurred approximately $4.3 million and $0.3 million of interest expense related to the Notes and Revolving Credit Facility, respectively, during the First Quarter. The Company incurred approximately $3.4 million of interest expense related to the amortization of debt issuance costs and original issue discount during the First Quarter. At April 4, 2026, the Company was in compliance with all debt covenants related to its credit facilities. The First-Out Notes bear interest at a rate of 9.50% per annum. Interest on the First-Out Notes is payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year. The First-Out Notes mature on January 1, 2029. The Second-Out Notes bear interest at a rate of 7.50% per annum. Interest on the Second-Out Notes is payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year. The Second-Out Notes mature on June 30, 2029.
The Company may redeem the First-Out Notes at any time at a redemption price of 107.500%. The Company may redeem the Second-Out Notes at any time at a redemption price of 100.000%.
Fossil India Private Ltd. entered into 150 million Indian Rupee receivables buyout facilities with Kotak Mahindra Bank that are used for working capital purposes (the "Fossil India facilities"). Indian Rupee borrowings, in U.S. dollars, under the Fossil India facilities were approximately $2.4 million as of April 4, 2026.
16. RESTRUCTURING
In fiscal 2024, the Company announced a plan to return to profitable growth (the "Turnaround Plan"). The Turnaround Plan was originally centered on three key areas: (i) refocusing on the core, (ii) rightsizing the cost structure, and (iii) strengthening the balance sheet. The Company achieved selling, general and administrative ("SG&A") cost savings of approximately $100 million in fiscal 2025 as compared to fiscal 2024 through a series of initiatives including a strategic reduction in force which occurred in late February 2025, the reduction in costs associated with the transition of smaller international markets to a distributor model, and the closing of 49 FOSSIL retail stores during fiscal 2025. Beginning in fiscal year 2026, the Company moved forward to a new chapter in its Turnaround Plan, with a focus on three new strategic pillars: (i) driving profitable growth, (ii) optimizing our operating model, and (iii) building shareholder value. The Company incurred $41 million and $7 million in charges under the Turnaround Plan in fiscal years 2025 and 2024, respectively, and expects to incur approximately $15 million in charges in fiscal year 2026 as it completes the plan.
The following table shows a summary of the Turnaround Plan charges (in thousands):

	For the 13 Weeks Ended April 4, 2026	For the 14 Weeks Ended April 5, 2025
Restructuring expenses	2,034	15,821
Consolidated	$2,034	$15,821

Turnaround Plan restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended April 4, 2026	For the 14 Weeks Ended April 5, 2025
Americas	$538	$598
Europe	124	2,011
Asia	(175)	443
Corporate	1,547	12,769
Consolidated	$2,034	$15,821
The following table shows a rollforward of the accrued liability related to the Company’s Turnaround Plan (in thousands):

	For the 13 Weeks Ended April 4, 2026
	Liabilities				Liabilities
	January 3, 2026	Charges	Cash Payments	Non-cash Items	April 4, 2026
Store closures	$—	$16	$—	$16	$—
Professional services and other	5,561	769	1,791	—	4,539
Severance and employee-related benefits	6,268	1,249	4,884	—	2,633
Total	$11,829	$2,034	$6,675	$16	$7,172

	For the 14 Weeks Ended April 5, 2025
	Liabilities				Liabilities
	December 28, 2024	Charges	Cash Payments	Non-cash Items	April 5, 2025
Store closures	$—	$10	$—	$10	$—
Professional services	—	6,485	1,145	—	5,340
Severance and employee-related benefits	—	9,326	1,934	49	7,343
Total	$—	$15,821	$3,079	$59	$12,683
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen week period ended April 4, 2026 (the “First Quarter”) as compared to the fourteen week period ended April 5, 2025 (the “Prior Year Quarter”). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

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
Known or Anticipated Trends
Based on our recent operating results and current perspectives on our operating environment, we anticipate the following trends will continue to impact our operating results:
Tariffs Exposure: Most of our products are assembled or manufactured overseas, with the substantial majority of our products imported from China during fiscal year 2025. In fiscal 2025, we generated 32.6% of our net sales within the U.S. In early 2025, the current U.S. presidential administration announced significant new tariffs on foreign imports into the U.S., including from China. Throughout 2025, U.S. trade policies experienced rapid changes and significant volatility, including tariff increases imposed under multiple legal authorities and retaliatory actions by foreign countries. In February 2026, the Supreme Court of the United States held that the President of the United States is not authorized to impose tariffs under the International Economic Emergency Powers Act (“IEEPA”), resulting in the elimination of certain higher tariff rates against most major trading partners, including China. Following that ruling, the U.S. Court of International Trade ("CIT") issued an order directing the U.S. Customs and Border Protection ("CBP") to process refunds of the IEEPA tariffs. The CBP is proceeding with a phased rollout of refunds. Any potential recovery of IEEPA tariffs represents a loss recovery. The Company submitted claims that were accepted under Phase I of the IEEPA refund process in the amount of $5.9 million and a corresponding refund receivable was recorded within prepaid expenses and other current assets in the Company's balance sheets as of April 4, 2026. Of the $5.9 million, $4.0 million, $0.9 and $1.0 million were recorded as reductions of cost of sales, SG&A and inventories, respectively. There is still uncertainty regarding the timing and process of Phase II of the refund process. As of April 4, 2026, the Company has not recognized any receivable or loss recovery related to Phase II refunds of IEEPA tariffs because the realization of any recovery is dependent on future events, and the Company cannot conclude that recovery is probable as of the date of this quarterly report; however, it is reasonably possible that additional potential refunds of IEEPA tariffs could be material.

Additionally, after the Supreme Court ruling in February, the U.S. administration almost immediately instituted new tariffs against most major trading partners, and has previewed future actions that could restore or exceed the level of the IEEPA tariffs. Future adverse effects on our financial results will likely continue if tariff levels persist, continue to rise, or remain volatile, especially for goods imported from China. We are currently developing and implementing mitigation strategies (such as price increases and sourcing changes, among others) and determining future implementation timelines.

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

Data: We depend on information technology systems, the Internet and computer networks for a substantial portion of our retail and e-commerce businesses, including credit card transaction authorization and processing. We also receive and store personal information about our customers and employees, the protection of which is critical to us. In the normal course of our business, we collect, retain, and transmit certain sensitive and confidential customer information, including credit card information, over public networks. Despite the security measures we currently have in place, our facilities and systems and those of our third party service providers have been, and will continue to be, vulnerable to theft of physical information, security breaches, hacking attempts (including AI-enabled or AI-driven attempts), computer viruses and malware, ransomware, phishing, lost data and programming and/or human errors. To date, none of these risks, intrusions, attacks or human error have resulted in any material liability to us. While we carry insurance policies that would provide liability coverage for certain of these matters, if we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage. In addition, we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

Business Strategies and Outlook: Our goal is to drive shareholder value. We operate in a very challenging business environment for our product offerings, which is complicated by the dynamic global trade environment as a result of frequently shifting U.S. tariffs and trade policies.

In September 2024, we appointed Franco Fogliato Chief Executive Officer and a member of the Board and moved quickly to implement change and create a plan to return the Company to profitable growth (the "Turnaround Plan"). Our Turnaround Plan was originally centered on three key areas: (i) refocusing on our core, (ii) rightsizing our cost structure, and (iii) strengthening our balance sheet. For 2026 and beyond, we are progressing our Turnaround Plan, with a focus on three new strategic pillars: (i) driving profitable growth, (ii) optimizing our operating model, and (iii) building shareholder value. Over the next three years, this evolution of our strategic turnaround pillars is expected to generate a return to top line growth, and improved operating margins and free cash flows.

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

For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026.
Operating Segments
We operate our business in three segments which are divided into geographies. Net sales for each geographic segment are based on the location of the selling entity, and each reportable segment provides similar products and services.
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 92 Company-owned stores as of the end of the First Quarter and an extensive collection of products available through our owned websites.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 47 Company-owned stores as of the end of the First Quarter and an extensive collection of products available through our owned websites.
Asia: The Asia segment is comprised of sales to customers based in Australia, greater China (including mainland China, Hong Kong SAR, Macau SAR and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within each channel, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 54 Company-owned stores as of the end of the First Quarter and an extensive collection of products available through our owned websites.
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
Adjusted EBITDA, Adjusted Operating Income (Loss), Constant Currency Adjusted Operating Income (Loss), Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share: Adjusted EBITDA, Adjusted operating income (loss), Constant currency adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share are non-GAAP financial measures. We define Adjusted EBITDA as our income (loss) before income taxes, plus interest expense, amortization and depreciation, impairment expense, other non-cash charges, stock-based compensation expense, and restructuring expense minus IEEPA refund claims for tariffs incurred in the prior year and interest income. We define Adjusted operating income (loss) as operating income (loss) before impairment expense, restructuring and IEEPA refund claims for tariffs incurred in the prior year. We define Constant currency adjusted operating income (loss) as operating income (loss) before impairment expense, restructuring expense and IEEPA refund claims for tariffs incurred in the prior year and excluding the effects of foreign currency exchange rate fluctuations. We define Adjusted net income (loss) and Adjusted earnings (loss) per share as net income (loss) attributable to Fossil Group, Inc. and diluted earnings (loss) per share, respectively, before impairment expense, restructuring expense and IEEPA refund claims for tariffs incurred in the prior year. We have included Adjusted EBITDA, Adjusted operating income (loss), Constant currency adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share herein because they are widely used by investors for valuation and for comparing our financial performance with the performance of our competitors. We also use these non-GAAP financial measures to monitor and compare the financial performance of our operations. Our presentation of Adjusted EBITDA, Adjusted operating income (loss), Constant currency adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share may not be comparable to similarly titled measures other companies report. Adjusted EBITDA, Adjusted operating income (loss), Constant currency adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share are not intended to be used as alternatives to any measure of our performance in accordance with GAAP.
The non-GAAP financial information presented herein should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP. Reconciliations between non-GAAP financial information and the most directly comparable GAAP measure are included where applicable.
Comparable Retail Sales: Both stores and e-commerce sites are included in comparable retail sales in the thirteenth month of operation. Stores that experience a gross square footage change of 10% or more due to an expansion and/or relocation are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the expansion and/or relocation. Comparable retail sales were adjusted to normalize the 14-week Prior Year Quarter with the 13-week First Quarter. Comparable retail sales also exclude the effects of foreign currency fluctuations.

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
The attributes of this diversified business model produce varying ranges of gross profit margin. Generally, on a historical basis, our fashion branded traditional watch and jewelry offerings produce higher gross profit margins than leather goods offerings. In addition, in most product categories that we offer, brands with higher retail price points generally produce higher gross profit margins compared to those of lower retail priced brands. Gross profit margins related to sales in our Europe and Asia businesses are historically higher than our Americas business, primarily due to the following factors: (i) premiums charged in comparison to retail prices on products sold in the U.S.; (ii) the product sales mix in our international businesses, in comparison to our Americas business, is comprised more predominantly of watches and jewelry that generally produce higher gross profit margins than leather goods; and (iii) the watch sales mix in our Europe and Asia businesses, in comparison to our Americas business, are comprised more predominantly of higher priced licensed brands.
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

Results of Operations
Quarterly Periods Ended April 4, 2026 and April 5, 2025
Consolidated Net Sales. Net sales decreased $8.5 million, or 3.6% (6.5% in constant currency), for the First Quarter as compared to the Prior Year Quarter, with sales decreases in all three regions. Sales were unfavorably impacted 690 basis points as a result of the First Quarter including 13 weeks as compared to 14 weeks in the Prior Year Quarter. Our store rationalization initiatives and declines in our smartwatch sales comprised approximately 280 basis points of the sales decline in the First Quarter. Wholesale sales increased 7.9% (4.9% in constant currency). Direct to consumer sales declined by 26.5% (29.1% in constant currency). We have reduced our store footprint by 27 stores (12.3%), since the end of the Prior Year Quarter. Global comparable retail sales decreased 14.6%, largely due to being less promotional in our owned e-commerce channel. From a category perspective, traditional watch sales increased 2.3% (decreased 0.5% in constant currency). Net sales in smartwatches decreased 57.5% (57.1% in constant currency), as we exited the category. The leathers category decreased 38.4% (40.7% in constant currency), and jewelry sales decreased 9.9% (14.3% in constant currency). From a brand perspective, sales growth in ARMANI EXCHANGE, MICHAEL KORS and DIESEL was more than offset by declines in FOSSIL brand sales.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended April 4, 2026		For the 14 Weeks Ended April 5, 2025		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$96.8	43.1%	$97.7	41.9%	$(0.9)	(0.9)%	(2.8)%
Europe	71.5	31.8	77.3	33.1	(5.8)	(7.5)	(14.5)
Asia	56.0	24.9	57.4	24.6	(1.4)	(2.4)	(1.4)
Corporate	0.5	0.2	0.9	0.4	(0.4)	(44.4)	(55.6)
Total	$224.8	100.0%	$233.3	100.0%	$(8.5)	(3.6)%	(6.5)%
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended April 4, 2026		For the 14 Weeks Ended April 5, 2025
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	188.8	84.0%	$184.6	79.1%	$4.2	2.3%	(0.5)%
Smartwatches	1.7	0.8	4.0	1.7	(2.3)	(57.5)	(57.1)
Total watches	$190.5	84.8%	$188.6	80.8%	$1.9	1.0	(1.7)
Leathers	10.6	4.7	17.2	7.4	(6.6)	(38.4)	(40.7)
Jewelry	20.1	9.0	22.3	9.5	(2.2)	(9.9)	(14.3)
Other	3.6	1.5	5.2	2.3	(1.6)	(30.8)	(34.6)
Total	$224.8	100.0%	$233.3	100.0%	$(8.5)	(3.6)%	(6.5)%
In the First Quarter, the translation of foreign-based net sales into U.S. dollars increased reported net sales by $6.7 million (2.9%) as compared to the Prior Year Quarter, including favorable impacts of $5.4 million and $1.8 million in Europe and Americas segments, respectively, and an unfavorable impact of $0.6 million in the Asia segment.
Stores. The following table sets forth the number of stores on the dates indicated below:

	April 5, 2025	Opened	Closed	April 4, 2026
Americas	102	0	10	92
Europe	55	0	8	47
Asia	63	1	10	54
Total stores	220	1	28	193

Americas Net Sales. Americas net sales decreased $0.9 million, or 0.9% (2.8% in constant currency), during the First Quarter in comparison to the Prior Year Quarter. Sales decreases were largely in the FOSSIL brand, and partially offset by other brands in our portfolio. Sales declined in our e-commerce and store channels, while wholesale sales increased. Comparable retail sales decreased moderately during the First Quarter, largely due to less promotional activity in our owned e-commerce channel.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Americas segment (dollars in millions):

	For the 13 Weeks Ended April 4, 2026		For the 14 Weeks Ended April 5, 2025
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$84.0	86.8%	$78.0	79.8%	$6.0	7.7%	5.5%
Smartwatches	1.6	1.7	2.9	3.0	(1.3)	(44.8)	(44.8)
Total watches	$85.6	88.5%	$80.9	82.8%	$4.7	5.8	3.7
Leathers	6.0	6.2	9.7	9.9	(3.7)	(38.1)	(39.2)
Jewelry	3.8	3.9	5.4	5.5	(1.6)	(29.6)	(29.6)
Other	1.4	1.4	1.7	1.8	(0.3)	(17.6)	(17.6)
Total	$96.8	100.0%	$97.7	100.0%	$(0.9)	(0.9)%	(2.8)%

Europe Net Sales. Europe net sales decreased $5.8 million, or 7.5% (14.5% in constant currency), during the First Quarter in comparison to the Prior Year Quarter. Our sales decreased across much of the Eurozone. Sales declined in all major channels. Comparable retail sales decreased sharply during the First Quarter, due to less promotional activity in our owned e-commerce business.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Europe segment (dollars in millions):

	For the 13 Weeks Ended April 4, 2026		For the 14 Weeks Ended April 5, 2025
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$57.6	80.6%	$60.2	77.9%	$(2.6)	(4.3)%	(11.3)%
Smartwatches	(0.1)	(0.1)	0.8	1.0	(0.9)	(112.5)	(112.5)
Total watches	$57.5	80.5%	$61.0	78.9%	$(3.5)	(5.7)	(12.5)
Leathers	1.6	2.2	2.2	2.8	(0.6)	(27.3)	(36.4)
Jewelry	11.3	15.8	12.2	15.8	(0.9)	(7.4)	(15.6)
Other	1.1	1.5	1.9	2.5	(0.8)	(42.1)	(47.4)
Total	$71.5	100.0%	$77.3	100.0%	$(5.8)	(7.5)%	(14.5)%

Asia Net Sales. Net sales in Asia decreased $1.4 million, or 2.4% (1.4% in constant currency), during the First Quarter in comparison to the Prior Year Quarter. The sales decreases were largely driven by Greater China and partially offset by sales increases in India. The largest sales decreases were in the EMPORIO ARMANI brand partially offset by MICHAEL KORS brand sales increases. Sales declined in our e-commerce and store channels, while wholesale sales increased. Comparable retail sales increased slightly during the First Quarter, driven by sales increases in our retail stores largely offset by decreases in our e-commerce business due to less promotional activity.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant-currency basis from period to period for the Asia segment (dollars in millions):

	For the 13 Weeks Ended April 4, 2026		For the 14 Weeks Ended April 5, 2025
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$47.2	84.3%	$46.4	80.8%	$0.8	1.7%	3.2%
Smartwatches	0.2	0.4	0.3	0.5	(0.1)	(33.3)	(33.3)
Total watches	$47.4	84.7%	$46.7	81.3%	$0.7	1.5	3.0
Leathers	3.1	5.5	5.2	9.1	(2.1)	(40.4)	(44.2)
Jewelry	5.0	8.9	4.7	8.2	0.3	6.4	6.4
Other	0.5	0.9	0.8	1.4	(0.3)	(37.5)	(25.0)
Total	$56.0	100.0%	$57.4	100.0%	$(1.4)	(2.4)%	(1.4)%

Gross Profit. Gross profit of $134.7 million in the First Quarter decreased 5.8% in comparison to $143.0 million in the Prior Year Quarter. Our gross profit margin rate decreased to 59.9% in the First Quarter compared to 61.3% in the Prior Year Quarter. The year-over-year decrease in the First Quarter as compared to the Prior Year Quarter primarily reflects increased tariffs and the accelerated timing of licensed brand minimum royalty recognition. These headwinds were partially offset by tariff refund claims recorded in the First Quarter, which contributed positively to the margin by $4.0 million, including $2.8 million related to tariffs incurred in fiscal year 2025.
Operating Expenses. Total operating expenses in the First Quarter decreased to $122.7 million or 54.6% of net sales, in comparison to $149.7 million or 64.2% of net sales in the Prior Year Quarter. SG&A expenses were $120.6 million in the First Quarter compared to $133.8 million in the Prior Year Quarter. As a percentage of net sales, SG&A expenses decreased to 53.6% in the First Quarter as compared to 57.4% in Prior Year Quarter, primarily driven by cost reductions and efficiencies gained through our restructuring programs. SG&A also benefited from tariff refund claims recorded during the First Quarter, decreasing SG&A by $0.9 million, including $0.8 million related to tariffs incurred in fiscal year 2025. Operating expenses in the First Quarter included $2.0 million of restructuring costs, primarily related to employee costs and professional services, while the Prior Year Quarter included $15.8 million in restructuring costs.
Operating Income (Loss). Operating income in the First Quarter was $12.0 million as compared to an operating loss of $6.7 million in the Prior Year Quarter. The operating income improvement was primarily driven by decreased operating expenses and partially offset by decreased sales and a decreased gross profit margin rate. As a percentage of net sales, operating margin was 5.4% in the First Quarter and (2.9)% the Prior Year Quarter. Operating margin rate in the First Quarter included a favorable impact of 20 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended April 4, 2026	For the 14 Weeks Ended April 5, 2025	Change		Operating Margin %
			Dollars	Percentage	2026	2025
Americas	$27.7	$24.2	$3.5	14.5%	28.7%	24.8%
Europe	16.1	16.8	(0.7)	(4.2)	22.5	21.7
Asia	15.6	15.3	0.3	2.0	27.8	26.7
Corporate	(47.4)	(63.0)	15.6	24.8
Total operating income (loss)	$12.0	$(6.7)	$18.7	279.1%	5.4%	(2.9)%
Interest Expense. Interest expense was $8.5 million in the First Quarter in comparison to $4.5 million in the Prior Year Quarter due to increased debt issuance cost amortization, higher debt balances and increased interest rates.
Other Income (Expense)-Net. During the First Quarter, other income (expense)-net was income of $1.2 million in comparison to expense of $3.3 million in the Prior Year Quarter. This change was primarily driven by net foreign currency gains in the First Quarter as compared to net foreign currency losses in the Prior Year Quarter.

    Provision for Income Taxes. Income tax expense for the First Quarter was $5.4 million, resulting in an effective income tax rate of 114.2%. For the Prior Year Quarter, income tax expense was $3.4 million, resulting in an effective income tax rate of (23.3)%. The effective tax rate in the First Quarter was unfavorable as compared to the Prior Year Quarter due to the accrual of foreign income tax on certain foreign entities with positive income; with an overall U.S. loss. No tax benefit has been accrued on the First Quarter U.S. tax losses and certain foreign tax losses due to the uncertainty of whether they can be used in the future.
Net Income (Loss) Attributable to Fossil Group, Inc. First Quarter net income (loss) attributable to Fossil Group, Inc. was a net loss of $0.8 million, or $0.01 per diluted share, in comparison to a net loss of $17.6 million, or $0.33 per diluted share, in the Prior Year Quarter. During the First Quarter, currencies favorably affected diluted earnings (loss) per share by approximately $0.10, when compared to the Prior Year Quarter.
Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 13 Weeks Ended April 4, 2026		For the 14 Weeks Ended April 5, 2025
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$4.8	2.1%	$(14.5)	(6.2)%
Plus:
Interest expense	8.5		4.5
Amortization and depreciation	1.8		3.4
Other long-lived asset impairments	0.1		0.1
Other non-cash charges	0.3		0.2
Stock-based compensation	0.7		0.6
Restructuring expenses	2.0		15.8
Less:
IEEPA tariff refund claims	3.6		—
Interest income	0.1		1.0
Adjusted EBITDA	$14.5	6.5%	$9.1	3.9%

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

	For the 13 Weeks Ended April 4, 2026
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	IEEPA Tariff Refund Claims	As Adjusted	Impact of Foreign Currency Exchange Rates	Constant Currency As Adjusted
Operating income (loss)	$12.0	$0.1	$2.0	$(3.6)	$10.5	$(1.0)	$9.5
Operating margin (% of net sales)	5.4%				4.7%		4.4%
Interest expense	8.5	—	—	—	8.5
Other income (expense) - net	1.2	—	—	—	1.2
Income (loss) before income taxes	4.8	0.1	2.0	(3.6)	3.3
Provision (benefit) for income taxes	5.4	—	0.4	(0.8)	5.0
Less: net income attributable to noncontrolling interest	0.1	—	—	—	0.1
Net income (loss) attributable to Fossil Group, Inc.	$(0.8)	$0.1	$1.6	$(2.8)	$(1.9)
Diluted earnings (loss) per share	$(0.01)	$—	$0.03	$(0.05)	$(0.03)

	For the 14 Weeks Ended April 5, 2025
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted
Operating income (loss)	$(6.7)	$0.1	$15.8	$9.2
Operating margin (% of net sales)	(2.9)%			3.9%
Interest expense	4.5	—	—	4.5
Other income (expense) - net	(3.3)	—	—	(3.3)
Income (loss) before income taxes	(14.5)	0.1	15.8	1.4
Provision (benefit) for income taxes	3.4	—	3.3	6.7
Less: net income attributable to noncontrolling interest	(0.3)	—	—	(0.3)
Net income (loss) attributable to Fossil Group, Inc.	$(17.6)	$0.1	$12.5	$(5.0)
Diluted earnings (loss) per share	$(0.33)	$—	$0.23	$(0.10)

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the First Quarter was $81.4 million, including $63.4 million held by foreign subsidiaries, in comparison to cash and cash equivalents of $78.3 million at the end of the Prior Year Quarter and $95.8 million at the end of fiscal year 2025. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges and capital expenditures.

At the end of the First Quarter, we had net working capital of $182.5 million compared to net working capital of $219.9 million at the end of the Prior Year Quarter. At the end of the First Quarter, we had $2.3 million of short-term borrowings and $193.0 million in long-term debt including unamortized issuance costs compared to $12.3 million of short-term borrowings and $167.2 million in long-term debt including unamortized issuance costs at the end of the Prior Year Quarter.
Operating Activities. Cash used in operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities decreased by $38.6 million in the First Quarter as compared to the Prior Year Quarter. This improvement was primarily driven by a $17.2 million reduction in net loss and a $23.0 million decrease in cash outflows related to working capital.
Investing Activities. Investing cash flows primarily consist of capital expenditures and partially offset by decreases in other assets.
Financing Activities. Financing cash flows primarily consist of borrowings and repayments of debt. Financing cash flows increased in the First Quarter primarily due to $15.4 million of net debt borrowings during the First Quarter as compared to $14.2 million of net debt borrowings in the Prior Year Quarter.
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
For fiscal year 2026, we expect total capital expenditures to be approximately $9.0 million. Our capital expenditure budget is an estimate and is subject to change.
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

The following table shows our sources of liquidity (in millions):

	April 4, 2026	April 5, 2025
Cash and cash equivalents	$81.4	$78.3
Revolving Credit Facility availability	28.1	21.2
Total liquidity	$109.5	$99.5
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
Revolving Credit Facility: On August 13, 2025, we and certain of our subsidiaries identified therein as guarantors entered into the Credit Agreement with the Lenders, the Administrative Agent and the Company as a borrower (the “Credit Agreement”) to refinance the Prior Revolving Facility. Pursuant to the Credit Agreement, the Lenders have provided new financing commitments to the Company under a new senior secured asset-based revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $150 million.
Contemporaneously with entering into the Revolving Credit Facility, the proceeds of the Revolving Credit Facility were used to pay off in full the $15.0 million outstanding under the Prior Revolving Facility.
Borrowings under the Revolving Credit Facility bear interest at a rate of 5.00% plus the Adjusted Term SOFR Rate (as defined in the Credit Agreement) for term SOFR borrowings and 4.00% plus the Alternate Base Rate (as defined in the Credit Agreement) for base rate borrowings, payable monthly in arrears. The Lenders received an upfront commitment fee equal to 2.00% of the aggregate commitments under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are guaranteed by the guarantors, and those obligations and the guarantees are secured by substantially all of the assets of the Company and the guarantors. The Credit Agreement includes customary representations and warranties, covenants and events of default, in each case, applicable to the Company. The Credit Agreement also requires that Availability (as defined in the Credit Agreement) may at no time be less than the greater of 10% of the Line Cap (as defined in the Credit Agreement) and $12.5 million. If an event of default under the Credit Agreement occurs, the Required Lenders (as defined in the Credit Agreement) may, among other things, terminate the commitments and declare the outstanding obligations under the Credit Agreement to be immediately due and payable.
The maximum amount that we are permitted to borrow at any time under the Revolving Credit Facility is limited by a borrowing base that is recalculated monthly or, in some circumstances, more frequently. The borrowing base is a function of, among other things, our eligible accounts receivable, inventory and certain intellectual property. The Credit Agreement provides the administrative agent with considerable discretion to impose reserves and to determine that certain assets are not eligible for inclusion in our borrowing base.

The Revolving Credit Facility has a stated maturity date of August 13, 2030, but includes a springing maturity feature (the “Springing Maturity Feature”) that will cause the stated maturity date to spring ahead to the date that is 91 days prior to the maturity date of material indebtedness (defined as $15.0 million or more of indebtedness) if such material indebtedness remains outstanding on such 91st day.
The maturity date of the First-Out Notes is January 1, 2029. If more than $15.0 million of First-Out Notes and other indebtedness (other than under the Credit Agreement) is outstanding on October 2, 2028, the maturity date of the Revolving Credit Facility will be October 2, 2028. The maturity date of the Second-Out Notes is June 30, 2029. If more than $15.0 million of Second-Out Notes and other indebtedness (other than under the Credit Agreement) is outstanding on March 31, 2029, the maturity date of the Revolving Credit Facility will be March 31, 2029.
First Quarter Activity: We had net borrowings of $17.0 million under the Revolving Facility during the First Quarter at an average interest rate of 9.0%. As of April 4, 2026, we had $185.1 million outstanding under the Notes and $33.0 million outstanding under the Revolving Credit Facility. We also had unamortized debt issuance costs of $16.9 million and original issue discount of $8.2 million recorded in long-term debt and $21.0 million recorded in intangible and other assets-net on the condensed consolidated balance sheets. As of April 4, 2026, we had available borrowing capacity of $28.1 million under the Revolving Credit Facility. At April 4, 2026, we were in compliance with all debt covenants related to our credit facilities.
Fossil India Private Ltd. entered into receivables buyout facilities that are used for working capital purposes (the "Fossil India facilities"). Indian Rupee borrowings, in U.S. dollars, under the Fossil India facilities were approximately $2.4 million as of April 4, 2026.
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
There have been no changes to the critical accounting policies and estimates disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

Forward-Looking Statements
The statements contained in this Quarterly Report on Form10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, liquidity, business, financial outlook, Turnaround Plan, future events and known or anticipated trends found in this "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words "may," "believes," "will," "should," "seek," "forecast," "outlook," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "predict," "potential," "plan," "expect" or the negative or plural of these words or similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: increased political uncertainty; acts of war, military actions or acts of terrorism; the effect of worldwide economic conditions; lower levels of consumer spending resulting from inflation, a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; government regulation and tariffs; risks related to the success of our Turnaround Plan and goals; significant changes in consumer spending patterns or preferences; interruptions or delays in the supply of key components or products; the termination or non-renewal of significant license agreements; loss or shut down of key facilities; a data security or privacy breach or information systems disruptions; changes in foreign currency valuations in relation to the U.S. dollar; compliance with debt covenants and other contractual provisions and meeting debt service obligations; risks related to the success of our business strategy; impact of any minimum royalty commitments in excess of royalties payable on actual sales; risks related to foreign operations and manufacturing; the effect of any pandemic; changes in the costs of materials and labor; levels of traffic to and management of our retail stores; loss of key personnel or failure to attract and retain key employees and the outcome of current and possible future litigation.

In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in our Quarterly Reports on Form 10-Q and the risks and uncertainties set forth in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026. Accordingly, readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of April 4, 2026.
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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 and in other documents we file with the Securities and Exchange Commission, in evaluating the Company and its business. Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

Operational Risks
Tariffs or other restrictions placed on imports from China and any retaliatory trade measures taken by China could materially harm our revenue and results of operations.
Beginning in July 2018, certain of our products have been subject to additional ad valorem duties imposed by the U.S. government on products of China under Section 301 of the Trade Act of 1974 (“Section 301”) and the International Economic Emergency Powers Act ("IEEPA").
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
The IEEPA tariffs on China were originally imposed in two executive actions beginning in February and April 2025, with varying rates over the course of 2025. On February 20, 2026, the Supreme Court of the United States held that all tariffs imposed based on IEEPA were unlawful, including the two IEEPA actions that resulted in higher rates on products of China. As a result, these higher IEEPA rates were terminated as of February 24, 2026. We have begun participating in the administrative process set up by U.S. Customs and Border Protection in response to court orders to request refunds of IEEPA duties paid.
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

Any deterioration in the global economic environment, including from the ongoing conflict between the United States, Israel, and Iran and related geopolitical instability, and any resulting declines in consumer confidence and spending, could have an adverse effect on our operating results and financial condition.
Uncertainty in global markets, slowing economic growth, high levels of unemployment, a pandemic, inflation, rising interest rates and eroding consumer confidence can negatively impact the level of consumer spending for discretionary items. In addition, in late February 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region. Although we do not have material operations in the Middle East, the ongoing conflict and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has caused, and could continue to cause, significant disruptions of global energy supplies and increases in global energy prices, heightened inflationary pressures on our input costs and supply chain, negative effects on global supply chains, energy markets, commodity prices, currency exchange rates, financial markets and overall macroeconomic conditions, which may adversely impact customer spending patterns in markets in which we operate. This can affect our business as it is dependent on consumer demand for our products. Global economic conditions remain uncertain, and the possibility remains that domestic or global economies, or certain industry sectors of those economies that are key to our sales, may slow or deteriorate, which could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares of common stock repurchased under our repurchase program during the First Quarter.

Item 5. Other Information
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended April 4, 2026.

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

3.3	Sixth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 10-Q filed on November 9, 2023).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

FOSSIL GROUP, INC.

May 14, 2026	/S/ RANDY GREBEN
Randy Greben
Chief Financial Officer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)