Form 10-Q
period 2026-07-04
Fossil Group, Inc.
filed 2026-08-13
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 4, 2026

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

The number of shares of the registrant’s common stock outstanding as of August 5, 2026: 59,138,052

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 4, 2026

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	July 4, 2026	January 3, 2026
Assets
Current assets:
Cash and cash equivalents	$78,950	$95,842
Accounts receivable - net of allowances for doubtful accounts of $10,024 and $12,991, respectively	111,182	144,569
Inventories	177,910	151,796
Prepaid expenses and other current assets	69,695	75,623
Total current assets	437,737	467,830
Property, plant and equipment - net of accumulated depreciation of $295,733 and $309,285, respectively	30,841	34,126
Operating lease right-of-use assets	120,493	118,302
Intangible and other assets-net	64,069	68,996
Total long-term assets	215,403	221,424
Total assets	$653,140	$689,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$124,164	$132,514
Short-term debt	13	3,985
Accrued expenses:
Current operating lease liabilities	32,056	34,768
Compensation	28,318	48,695
Royalties	10,372	17,909
Customer liabilities	20,772	29,186
Transaction taxes	3,947	5,109
Other	16,093	17,310
Income taxes payable	12,695	12,287
Total current liabilities	248,430	301,763
Long-term income taxes payable	5,987	5,481
Deferred income tax liabilities	548	607
Long-term debt	203,006	173,847
Long-term operating lease liabilities	106,868	104,442
Other long-term liabilities	14,307	16,338
Total long-term liabilities	330,716	300,715
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 59,107 and 58,354 shares issued and outstanding at July 4, 2026 and January 3, 2026, respectively	591	584
Treasury stock, at cost, 2,500 shares at July 4, 2026 and January 3, 2026	(4,525)	(4,525)
Additional paid-in capital	330,491	329,232
Retained (deficit) earnings	(174,005)	(162,567)
Accumulated other comprehensive income (loss)	(62,665)	(59,889)
Total Fossil Group, Inc. stockholders’ equity	89,887	102,835
Noncontrolling interests	(15,893)	(16,059)
Total stockholders’ equity	73,994	86,776
Total liabilities and stockholders’ equity	$653,140	$689,254

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended July 4, 2026	For the 13 Weeks Ended July 5, 2025	For the 26 Weeks Ended July 4, 2026	For the 27 Weeks Ended July 5, 2025
Net sales	$209,688	$220,388	$434,449	$453,681
Cost of sales	78,894	93,659	168,951	183,960
Gross profit	130,794	126,729	265,498	269,721
Operating expenses:
Selling, general and administrative expenses	123,472	110,946	244,032	244,784
Other long-lived asset impairments	682	—	743	79
Restructuring expenses	3,440	7,295	5,474	23,116
Total operating expenses	127,594	118,241	250,249	267,979
Operating income (loss)	3,200	8,488	15,249	1,742
Interest expense	8,330	4,321	16,781	8,788
Other income (expense) - net	(1,742)	(38)	(586)	(3,307)
Income (loss) before income taxes	(6,872)	4,129	(2,118)	(10,353)
Provision (benefit) for income taxes	3,723	6,230	9,154	9,598
Net income (loss)	(10,595)	(2,101)	(11,272)	(19,951)
Less: Net income (loss) attributable to noncontrolling interests	33	193	166	(81)
Net income (loss) attributable to Fossil Group, Inc.	$(10,628)	$(2,294)	$(11,438)	$(19,870)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$840	$11,511	$(2,776)	$20,802
Cash flow hedges - net change	—	—	—	(474)
Total other comprehensive income (loss)	840	11,511	(2,776)	20,328
Total comprehensive income (loss)	(9,755)	9,410	(14,048)	377
Less: Comprehensive income (loss) attributable to noncontrolling interests	33	193	166	(81)
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(9,788)	$9,217	$(14,214)	$458
Earnings (loss) per share:
Basic	$(0.18)	$(0.04)	$(0.19)	$(0.37)
Diluted	$(0.18)	$(0.04)	$(0.19)	$(0.37)
Weighted average common shares outstanding:
Basic	59,036	53,624	58,705	53,435
Diluted	59,036	53,624	58,705	53,435

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended July 4, 2026
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, April 4, 2026	58,404	$584	$329,916	$(4,525)	$(163,377)	$(63,505)	$99,093	$(15,926)	$83,167
Common stock issued upon exercise of restricted stock units	898	9	(9)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(1,067)	—	—	(1,067)	—	(1,067)
Retirement of common stock	(197)	(2)	(1,065)	1,067	—	—	—	—	—
Issuance of pre-funded warrants	2	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,649	—	—	—	1,649	—	1,649
Net income (loss)	—	—	—	—	(10,628)	—	(10,628)	33	(10,595)
Other comprehensive income (loss)	—	—	—	—	—	840	840	—	840
Balance, July 4, 2026	59,107	$591	$330,491	$(4,525)	$(174,005)	$(62,665)	$89,887	$(15,893)	$73,994

For the 13 Weeks Ended July 5, 2025
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, April 5, 2025	53,271	$533	$315,680	$—	$(101,844)	$(73,787)	$140,582	$(16,173)	$124,409
Common stock issued upon exercise of restricted stock units	647	6	(6)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(129)	—	—	(129)	—	(129)
Retirement of common stock	(133)	(1)	(128)	129	—	—	—	—	—
Stock-based compensation	—	—	600	—	—	—	600	—	600
Net income (loss)	—	—	—	—	(2,294)	—	(2,294)	193	(2,101)
Other comprehensive income (loss)	—	—	—	—	—	11,511	11,511	—	11,511
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(379)	(379)
Balance, July 5, 2025	53,785	$538	$316,146	$—	$(104,138)	$(62,276)	$150,270	$(16,359)	$133,911

For the 26 Weeks Ended July 4, 2026
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, January 3, 2026	58,354	$584	$329,232	$(4,525)	$(162,567)	$(59,889)	$102,835	$(16,059)	$86,776
Common stock issued upon exercise of restricted stock units	948	9	(9)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(1,067)	—	—	(1,067)	—	(1,067)
Retirement of common stock	(197)	(2)	(1,065)	1,067	—	—	—	—	—
Issuance of pre-funded warrants	2	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,333	—	—	—	2,333	—	2,333
Net income (loss)	—	—	—	—	(11,438)	—	(11,438)	166	(11,272)
Other comprehensive income (loss)	—	—	—	—	—	(2,776)	(2,776)		(2,776)
Balance, July 4, 2026	59,107	$591	$330,491	$(4,525)	$(174,005)	$(62,665)	$89,887	$(15,893)	$73,994

For the 27 Weeks Ended July 5, 2025
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 28, 2024	53,254	$533	$315,042	$—	$(84,268)	$(82,604)	$148,703	$(11,979)	$136,724
Common stock issued upon exercise of restricted stock units	666	6	(6)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(133)	—	—	(133)	—	(133)
Retirement of common stock	(135)	(1)	(132)	133	—	—	—	—	—
Stock-based compensation	—	—	1,242	—	—	—	1,242	—	1,242
Net income (loss)	—	—	—	—	(19,870)	—	(19,870)	(81)	(19,951)
Other comprehensive income (loss)	—	—	—	—	—	20,328	20,328	—	20,328
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(4,299)	(4,299)
Balance, July 5, 2025	53,785	$538	$316,146	$—	$(104,138)	$(62,276)	$150,270	$(16,359)	$133,911

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 26 Weeks Ended July 4, 2026	For the 27 Weeks Ended July 5, 2025
Operating Activities:
Net income (loss)	$(11,272)	$(19,951)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	4,785	6,412
Non-cash lease expense	27,731	28,656
Stock-based compensation	2,333	1,193
Decrease in allowance for returns and markdowns	(7,193)	(6,489)
Net gain on disposal of assets	(1,067)	(12,502)
Gain on sale of subsidiary	(752)	—
Property, plant and equipment and other long-lived asset impairment losses	743	79
Other non-cash items	6,383	565
Changes in operating assets and liabilities:
Accounts receivable	31,690	47,676
Inventories	(29,232)	9,132
Prepaid expenses and other current assets	5,762	(959)
Accounts payable	(78)	(38,543)
Accrued expenses	(31,063)	(35,412)
Income taxes	1,081	4,479
Operating lease liabilities	(30,808)	(35,269)
Net cash (used in) provided by operating activities	(30,957)	(50,933)
Investing Activities:
Additions to property, plant and equipment	(1,818)	(1,089)
Decrease in intangible and other assets	715	610
Proceeds from the sale of property, plant and equipment	738	21,416
Net proceeds from the sale of subsidiary	2,321	—
Net cash provided by investing activities	1,956	20,937
Financing Activities:
Acquisition of common stock	(1,067)	(132)
Distribution of noncontrolling interest earnings	—	(4,299)
Debt borrowings	36,128	75,816
Debt payments	(14,905)	(62,676)
Debt issuance costs	(7,411)	—
Net cash provided by financing activities	12,745	8,709
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,463	8,084
Net decrease in cash, cash equivalents, and restricted cash	(14,793)	(13,203)
Cash, cash equivalents, and restricted cash:
Beginning of period	99,426	126,592
End of period	$84,633	$113,389

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The prior fiscal year ended January 3, 2026 was a 53-week year, with the additional week being included in the first quarter. Accordingly, the information presented herein includes the thirteen-week period ended July 4, 2026 (“Second Quarter”) as compared to the thirteen-week period ended July 5, 2025 (“Prior Year Quarter”), and the twenty-six week period ended July 4, 2026 ("Year To Date Period") as compared to the twenty-seven week period ended July 5, 2025 ("Prior Year YTD Period"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of July 4, 2026, and the results of operations for the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period. All adjustments are of a normal, recurring nature.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended January 3, 2026, as amended (the “2025 Form 10-K”). Operating results for the Second Quarter are not necessarily indicative of the results to be achieved for the full fiscal year.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended July 4, 2026	For the 13 Weeks Ended July 5, 2025	For the 26 Weeks Ended July 4, 2026	For the 27 Weeks Ended July 5, 2025
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(10,628)	$(2,294)	$(11,438)	$(19,870)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	59,036	53,624	58,705	53,435
Basic EPS	$(0.18)	$(0.04)	$(0.19)	$(0.37)
Diluted EPS computation:
Diluted weighted average common shares outstanding	59,036	53,624	58,705	53,435
Diluted EPS	$(0.18)	$(0.04)	$(0.19)	$(0.37)

Weighted average shares issuable under stock-based awards that were not included in the diluted EPS calculation because they were antidilutive were approximately 4.7 million and 3.9 million at the end of the Second Quarter and Year To Date Period, respectively. The total antidilutive weighted average shares included 2.8 million and 2.0 million weighted average performance-based shares at the end of the Second Quarter and Year To Date Period, respectively.
At the end of the Prior Year Quarter and Prior Year YTD Period, approximately 4.0 million and 3.4 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 1.2 million and 0.6 million weighted average performance-based shares at the end of the Prior Year Quarter and Prior Year YTD Period, respectively.
Cash, Cash Equivalents and Restricted Cash. Restricted cash included in intangible and other assets-net was comprised primarily of pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of July 4, 2026 and July 5, 2025 that are presented in the condensed consolidated statement of cash flows (in thousands):

	July 4, 2026	July 5, 2025
Cash and cash equivalents	$78,950	$109,862
Restricted cash included in prepaid expenses and other current assets	3,904	1,267
Restricted cash included in intangible and other assets-net	1,779	2,260
Cash, cash equivalents and restricted cash	$84,633	$113,389

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
2. REVENUE
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended July 4, 2026
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$82,248	$44,496	$49,002	$—	$175,746
Smartwatches	1,226	57	105	—	1,388
Total watches	$83,474	$44,553	$49,107	$—	$177,134
Leathers	7,224	1,370	3,085	—	11,679
Jewelry	4,589	8,528	4,103	—	17,220
Other	1,419	1,353	541	342	3,655
Consolidated	$96,706	$55,804	$56,836	$342	$209,688

Timing of revenue recognition
Revenue recognized at a point in time	$96,701	$55,797	$56,823	$342	$209,663
Revenue recognized over time	5	7	13	—	25
Consolidated	$96,706	$55,804	$56,836	$342	$209,688

	For the 13 Weeks Ended July 5, 2025
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$77,183	$52,630	$48,633	$—	$178,446
Smartwatches	1,716	159	(475)	—	1,400
Total watches	$78,899	$52,789	$48,158	$—	$179,846
Leathers	10,727	2,110	4,110	—	16,947
Jewelry	4,456	10,425	4,509	—	19,390
Other	1,669	1,845	638	53	4,205
Consolidated	$95,751	$67,169	$57,415	$53	$220,388

Timing of revenue recognition
Revenue recognized at a point in time	$95,703	$67,092	$57,357	$53	$220,205
Revenue recognized over time	48	77	58	—	183
Consolidated	$95,751	$67,169	$57,415	$53	$220,388

	For the 26 Weeks Ended July 4, 2026
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$166,218	$102,121	$96,138	$—	$364,477
Smartwatches	2,836	(37)	319	—	3,118
Total watches	$169,054	$102,084	$96,457	$—	$367,595
Leathers	13,216	2,966	6,138	—	22,320
Jewelry	8,381	19,841	9,139	—	37,361
Other	2,829	2,420	1,125	799	7,173
Consolidated	$193,480	$127,311	$112,859	$799	$434,449

Timing of revenue recognition
Revenue recognized at a point in time	$193,466	$127,291	$112,833	$799	$434,389
Revenue recognized over time	14	20	26	—	60
Consolidated	$193,480	$127,311	$112,859	$799	$434,449

	For the 27 Weeks Ended July 5, 2025
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$155,178	$112,823	$95,075	$—	$363,076
Smartwatches	4,655	992	(201)	—	5,446
Total watches	$159,833	$113,815	$94,874	$—	$368,522
Leathers	20,469	4,336	9,322	—	34,127
Jewelry	9,808	22,628	9,216	—	41,652
Other	3,370	3,723	1,348	939	9,380
Consolidated	$193,480	$144,502	$114,760	$939	$453,681

Timing of revenue recognition
Revenue recognized at a point in time	$193,372	$144,340	$114,626	$939	$453,277
Revenue recognized over time	108	162	134	—	404
Consolidated	$193,480	$144,502	$114,760	$939	$453,681

Contract Balances. As of July 4, 2026, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had (i) no contract liabilities as of July 4, 2026 and January 3, 2026 related to remaining performance obligations on licensing income, (ii) $0.1 million and $0.1 million as of July 4, 2026 and January 3, 2026, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $1.3 million and $1.7 million as of July 4, 2026 and January 3, 2026, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	July 4, 2026	January 3, 2026
Components and parts	$15,636	$15,575
Finished goods	162,274	136,221
Inventories	$177,910	$151,796

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 26 Weeks Ended July 4, 2026	For the 27 Weeks Ended July 5, 2025
Beginning balance	$4,343	$6,113
Settlements in cash or kind	(1,305)	(2,066)
Warranties issued and adjustments to preexisting warranties (1)	452	867
Ending balance	$3,490	$4,914
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended July 4, 2026	For the 13 Weeks Ended July 5, 2025	For the 26 Weeks Ended July 4, 2026	For the 27 Weeks Ended July 5, 2025
Income tax (benefit) expense	$3,723	$6,230	$9,154	$9,598
Effective tax rate	(54.2)%	150.9%	(432.2)%	(92.7)%
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

As of July 4, 2026, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $7.2 million, all of which would favorably impact the effective tax rate in future periods, if recognized. It is reasonably expected that certain uncertain tax positions will be resolved within the next 12 month period, and if resolved favorably, it would impact the tax rate by a benefit of approximately $3.1 million, including interest.

The Company is also subject to examinations in various state and foreign jurisdictions for its 2013-2024 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of July 4, 2026, the Company has not recorded any new unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At July 4, 2026, the total amount of accrued income tax-related interest expense, net included in the condensed consolidated balance sheets was $1.9 million. There were no accrued tax-related penalties.

6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 59,106,531 and 58,354,014 shares issued and outstanding at July 4, 2026 and January 3, 2026, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at July 4, 2026 or January 3, 2026. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
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
As of July 4, 2026, the Company had $15.5 million of repurchase authorizations remaining under its repurchase program. The Company did not repurchase any common stock under its authorized stock repurchase plans during the Second Quarter or Prior Year Quarter.
Warrant Agreements. On August 13, 2025, the Company entered into a securities exchange agreement with certain institutional stockholders (the "Exchanging Stockholders”), pursuant to which the Company agreed to exchange an aggregate of 2.5 million shares of the Company’s common stock, par value $0.01 per share (the "Surrendered Shares”), owned by the Exchanging Stockholders for pre-funded warrants (the "Exchange Warrants”) to purchase an aggregate of 2.5 million shares of common stock with an exercise price of $0.01 per share. The Exchange Warrants will not expire prior to exercise. The Company also agreed to pay the Exchanging Stockholders an amount of $0.01 per share for the Surrendered Shares. The Exchange Warrants are exercisable at any time, except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. The Exchange Warrants were determined to be equity classified in accordance with ASC 815 and have been included in the weighted-average number of shares of common stock used to calculate basic and diluted EPS because the shares may be issued for nominal consideration. As of July 4, 2026, 2.5 million Exchange Warrants were outstanding.

7. EMPLOYEE BENEFIT PLANS
Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the Second Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at April 4, 2026	3,088	$1.31
Granted	2,881	5.40
Vested	(898)	1.31
Forfeited	(307)	3.12
Nonvested at July 4, 2026	4,764	$3.60

The total fair value of restricted stock units vested was $4.7 million during the Second Quarter. Vesting of performance restricted stock units is based on the Company's stock market performance.

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

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables disclose changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended July 4, 2026
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(68,647)	$1,338	$3,804	$(63,505)
Other comprehensive income (loss) before reclassifications	840	—	—	840
Total other comprehensive income (loss)	840	—	—	840
Ending balance	$(67,807)	$1,338	$3,804	$(62,665)

	For the 13 Weeks Ended July 5, 2025
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(79,393)	$1,338	$4,268	$(73,787)
Other comprehensive income (loss) before reclassifications	11,511	—	—	11,511
Total other comprehensive income (loss)	11,511	—	—	11,511
Ending balance	$(67,882)	$1,338	$4,268	$(62,276)

	For the 26 Weeks Ended July 4, 2026
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(65,031)	$1,338	$3,804	$(59,889)
Other comprehensive income (loss) before reclassifications	(2,776)	—	—	(2,776)
Total other comprehensive income (loss)	(2,776)	—	—	(2,776)
Ending balance	$(67,807)	$1,338	$3,804	$(62,665)

	For the 27 Weeks Ended July 5, 2025
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(88,684)	$1,812	$4,268	$(82,604)
Other comprehensive income (loss) before reclassifications	20,802	140	—	20,942
Amounts reclassed from accumulated other comprehensive income (loss)	—	614	—	614
Total other comprehensive income (loss)	20,802	(474)	—	20,328
Ending balance	$(67,882)	$1,338	$4,268	$(62,276)

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
Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended July 4, 2026
	Americas	Europe	Asia	Corporate	Total
Net sales	$96,706	$55,804	$56,836	$342	$209,688
Cost of sales	35,247	19,931	19,644	4,072	78,894
Gross profit	$61,459	$35,873	$37,192	$(3,730)	$130,794
Marketing	5,812	3,915	3,923	1,394	15,044
Compensation and benefits	14,813	16,537	6,848	24,577	62,775
Depreciation and amortization	478	508	349	919	2,254
Other segment items (1)	13,013	7,432	6,433	20,643	47,521
Operating income (loss)	$27,343	$7,481	$19,639	$(51,263)	$3,200

	For the 13 Weeks Ended July 5, 2025
	Americas	Europe	Asia	Corporate	Total
Net sales	$95,751	$67,169	$57,415	$53	$220,388
Cost of sales	44,955	25,887	22,831	(14)	93,659
Gross profit	$50,796	$41,282	$34,584	$67	$126,729
Marketing	4,143	3,170	3,210	507	11,030
Compensation and benefits	14,507	18,833	8,394	26,603	68,337
Depreciation and amortization	689	671	386	1,148	2,894
Other segment items (1)	12,525	(4,817)	7,893	20,379	35,980
Operating income (loss)	$18,932	$23,425	$14,701	$(48,570)	$8,488

	For the 26 Weeks Ended July 4, 2026
	Americas	Europe	Asia	Corporate	Total
Net sales	$193,480	$127,311	$112,859	$799	$434,449
Cost of sales	73,672	46,284	42,446	6,549	168,951
Gross profit	$119,808	$81,027	$70,413	$(5,750)	$265,498
Marketing	10,288	8,590	7,576	2,994	29,448
Compensation and benefits	28,593	32,096	13,829	46,061	120,579
Depreciation and amortization	992	1,067	710	1,896	4,665
Other segment items (1)	24,809	15,706	13,058	41,984	95,557
Operating income (loss)	$55,126	$23,568	$35,240	$(98,685)	$15,249

	For the 27 Weeks Ended July 5, 2025
	Americas	Europe	Asia	Corporate	Total
Net sales	$193,480	$144,502	$114,760	$939	$453,681
Cost of sales	85,975	55,089	42,739	157	183,960
Gross profit	$107,505	$89,413	$72,021	$782	$269,721
Marketing	8,189	6,920	7,252	1,915	24,276
Compensation and benefits	30,059	36,708	17,118	58,144	142,029
Depreciation and amortization	1,419	1,488	1,001	2,355	6,263
Other segment items (1)	24,676	4,118	16,690	49,927	95,411
Operating income (loss)	$43,162	$40,179	$29,960	$(111,559)	$1,742
(1) Other segment items for each reportable segment include long-lived asset impairments, restructuring charges, facility costs, overhead expenses, fixed asset disposals and other operating costs.

The following table reflects net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended July 4, 2026		For the 13 Weeks Ended July 5, 2025
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$175,746	83.8%	$178,446	81.0%
Smartwatches	1,388	0.7	1,400	0.6
Total watches	$177,134	84.5%	$179,846	81.6%
Leathers	11,679	5.6	16,947	7.7
Jewelry	17,220	8.2	19,390	8.8
Other	3,655	1.7	4,205	1.9
Total	$209,688	100.0%	$220,388	100.0%

	For the 26 Weeks Ended July 4, 2026		For the 27 Weeks Ended July 5, 2025
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$364,477	83.9%	$363,076	80.0%
Smartwatches	3,118	0.7	5,446	1.2
Total watches	$367,595	84.6%	$368,522	81.2%
Leathers	22,320	5.1	34,127	7.5
Jewelry	37,361	8.6	41,652	9.2
Other	7,173	1.7	9,380	2.1
Total	$434,449	100.0%	$453,681	100.0%

10. DERIVATIVES AND RISK MANAGEMENT
Derivative Instruments. The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used by non-U.S. dollar functional currency subsidiaries to settle future payments of intercompany inventory transactions denominated in U.S. dollars. The Company also uses derivative instruments to manage fluctuations in global currencies that will be used for the settlement of intercompany loans denominated in U.S. dollars. The Company’s derivative financial instruments consist of foreign currency forward contracts. The Company's policy is to enter into forward contracts for an agreed-upon exchange rate with terms that coincide with the underlying exposure being hedged for a period of up to 12 months. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows from these inventory transactions, which will affect the Company’s U.S. dollar earnings. Gains or losses on the forward contracts were expected to offset these fluctuations to the extent the cash flows were hedged by the forward contracts. For a derivative instrument that is designated and qualifies as a cash flow hedge, the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments that are not designated as hedges, any changes in fair value are recognized in earnings when they occur.
As of July 4, 2026, the fair value amount on a gross basis for the Company's non designated derivative instruments as separate asset and liability values was $0.6 million included in prepaid expenses and other current assets and $38 thousand in accrued expenses - other in the condensed consolidated balance sheets.

As of July 4, 2026, the Company had the following outstanding non-designated forward contracts that were entered into to hedge future payments of inventory transactions and intercompany loan settlements (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	17.5	U.S. dollar	20.3
Canadian dollar	15.0	U.S. dollar	11.0
Mexican peso	166.6	U.S. dollar	9.4

The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes are set forth below (in thousands):

For the 27 Weeks Ended July 5, 2025
Cash flow hedges:
Forward contracts	$140
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$140
The following tables disclose the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended July 4, 2026	For the 13 Weeks Ended July 5, 2025
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(130)	$1

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 26 Weeks Ended July 4, 2026	For the 27 Weeks Ended July 5, 2025
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$—	$614
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$302	$19

The following tables summarize the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended July 4, 2026		For the 13 Weeks Ended July 5, 2025
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$78,894	$(1,742)	$93,659	$(38)
Gain (loss) on cash flow hedging relationships:
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$(130)	$—	$1

	Effect of Derivative Instruments
	For the 26 Weeks Ended July 4, 2026		For the 27 Weeks Ended July 5, 2025
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$168,951	$(586)	$183,960	$(3,307)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$—	$—	$—	$614
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$302	$—	$19

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 4, 2026 (in thousands):

	Fair Value at July 4, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$572	$—	$572
Total	$—	$572	$—	$572
Liabilities:
Forward contracts	$—	$38	$—	$38
Total	$—	$38	$—	$38
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
As of July 4, 2026, the Company's First-Out Notes and Second-Out Notes (as defined in Note 15— Debt Activity), excluding unamortized debt issuance costs and original issue discount, were recorded at cost and had a carrying value of $185.1 million and their fair value approximated their carrying value. The Company's Revolving Credit Facility (as defined in Note 15—Debt Activity) was recorded at cost and had a carrying value of $41.0 million and its fair value approximated its carrying value. The fair value of each of the Company's First-Out Notes, Second-Out Notes and Revolving Credit Facility was based on Level 3 inputs.
During the Year to Date Period, operating lease right-of-use ("ROU") assets with a carrying amount of $2.2 million and property, plant and equipment-net with a carrying value of $0.3 million were written down to a fair value of $1.6 million and $0.2 million, respectively, resulting in impairment charges of $0.7 million. During the Prior Year YTD Period, ROU assets with a carrying amount of $0.2 million were written down to a fair value of $0.1 million, resulting in impairment charges of $0.1 million.
The fair values of operating lease ROU assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $0.7 million impairment expense in the Year to Date Period, $0.7 million was recorded in other long-lived asset impairments in the Americas segment. Of the $0.1 million impairment expense in the Prior Year YTD Period, $0.1 million was recorded in other long-lived asset impairments in the Americas segment.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		July 4, 2026		January 3, 2026
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,978	$3,509	$3,978	$3,461
Patents	3 - 20 yrs.	850	605	850	594
Trade name	6 yrs.	4,502	4,502	4,502	4,502
Other	7 - 20 yrs.	278	262	278	252
Total intangibles-subject to amortization		9,608	8,878	9,608	8,809
Intangibles-not subject to amortization:
Trade names		8,433		8,433
Other assets:
Deposits		13,543		14,246
Deferred tax asset-net		17,967		18,123
Restricted cash		1,779		2,352
Debt issuance costs		19,472		22,538
Other		2,145		2,505
Total other assets		54,906		59,764
Total intangible and other assets		$72,947	$8,878	$77,805	$8,809
Total intangible and other assets-net			$64,069		$68,996
Amortization expense for intangible assets was $0.1 million and $0.1 million for the Second Quarter and the Prior Year Quarter, respectively, and $0.1 million and $0.1 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2026 (remaining)	$68
2027	$120
2028	$114
2029	$83
2030	$72
Thereafter	$273

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
The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended July 4, 2026	For the 13 Weeks Ended July 5, 2025	For the 26 Weeks Ended July 4, 2026	For the 27 Weeks Ended July 5, 2025
Operating lease cost(1)	SG&A	$13,603	$13,046	$27,120	$27,751
Short-term lease cost	SG&A	$70	$108	$125	$274
Variable lease cost	SG&A	$3,535	$5,162	$7,392	$8,963
_______________________________________________
(1) Includes sublease income, which was immaterial.

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	July 4, 2026	January 3, 2026
Assets
Operating	Operating lease ROU assets	$120,493	$118,302
Liabilities
Current:
Operating	Current operating lease liabilities	$32,056	$34,768
Noncurrent:
Operating	Long-term operating lease liabilities	$106,868	$104,442

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	July 4, 2026	January 3, 2026
Weighted-average remaining lease term:
Operating leases	6.1 years	6.1 years
Weighted-average discount rate:
Operating leases	15.3%	15.2%

Future minimum lease payments by year as of July 4, 2026 were as follows (in thousands):

Fiscal Year	Operating Leases
2026 (remaining)	$28,316
2027	44,881
2028	31,516
2029	27,411
2030	21,596
Thereafter	64,847
Total lease payments	$218,567
Less: Interest	79,643
Total lease obligations	$138,924

Supplemental cash flow information related to leases was as follows (in thousands):

	For the 26 Weeks Ended July 4, 2026	For the 27 Weeks Ended July 5, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,808	$35,269
Leased assets obtained in exchange for new operating lease liabilities	21,602	11,989

As of July 4, 2026, the Company did not have any material operating or finance leases that have been signed but not commenced.

15. DEBT ACTIVITY
Revolving Credit Facility: On August 13, 2025, the Company and certain of its subsidiaries identified therein as guarantors entered into a Credit Agreement, dated as of August 13, 2025 (the “Credit Agreement”), with the lenders from time to time party thereto (the “Lenders”), ACF FINCO I LP, as administrative agent on behalf of the Lenders (the “Administrative Agent”), and the Company as a borrower to refinance the Company's prior revolving facility (the "Prior Revolving Facility"). Pursuant to the Credit Agreement, the Lenders have provided new financing commitments to the Company under a new senior secured asset-based revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $150 million.
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
The Revolving Credit Facility has a stated maturity date of August 13, 2030, but includes a springing maturity feature (the "Springing Maturity Feature") that will cause the stated maturity date to spring ahead to the date that is 91 days prior to the maturity date of material indebtedness (defined as $15.0 million or more of indebtedness) if such material indebtedness remains outstanding on such 91st day.
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
Notes: On August 13, 2025, the Company, Fossil (UK) Global Services Ltd. (“Fossil UK”), and certain direct and indirect subsidiaries of the Company identified therein (collectively, the “Company Parties”) entered into a Transaction Support Agreement (the “Transaction Support Agreement”) with certain holders (the “Consenting Noteholders”), representing approximately 59% of the aggregate principal of the Prior Notes.

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

The Company had net borrowings of $8.0 million and $25.0 million under the Revolving Credit Facility during the Second Quarter and Year to Date Period, respectively. As of July 4, 2026, the Company had available borrowing capacity of $17.6 million under the Revolving Credit Facility. Such amount is less than the $150 million total revolving commitments under the Revolving Credit Facility due to a reduction of borrowing capacity pursuant to the borrowing base. As of July 4, 2026, the Company had unamortized debt issuance costs of $15.6 million and original issue discount of $7.5 million recorded in long-term debt, and unamortized debt issuance costs of $19.5 million recorded in intangible and other assets-net on the Company's consolidated balance sheets. The Company incurred approximately $4.3 million and $8.6 million of interest expense related to the Notes during the Second Quarter and Year to Date Period, respectively. The Company incurred approximately $0.8 million and $1.1 million of interest expense related to the Revolving Credit Facility during the Second Quarter and Year to Date Period, respectively. The Company incurred approximately $3.5 million and $7.0 million of interest expense related to the amortization of debt issuance costs and original issue discount during the Second Quarter and Year to Date Period, respectively. At July 4, 2026, the Company was in compliance with all debt covenants related to its credit facilities. The First-Out Notes bear interest at a rate of 9.50% per annum. Interest on the First-Out Notes is payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year. The First-Out Notes mature on January 1, 2029. The Second-Out Notes bear interest at a rate of 7.50% per annum. Interest on the Second-Out Notes is payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year. The Second-Out Notes mature on June 30, 2029.
The Company may redeem the First-Out Notes at any time at a redemption price of 107.500%. The Company may redeem the Second-Out Notes at any time at a redemption price of 100.000%.
16. RESTRUCTURING
    In fiscal 2024, the Company announced a plan to return to profitable growth (the "Turnaround Plan"). The Turnaround Plan is centered on three key areas: (i) refocusing on the core, (ii) rightsizing the cost structure, and (iii) strengthening the balance sheet. The Company achieved selling, general and administrative ("SG&A") cost savings of approximately $100 million in fiscal 2025 as compared to fiscal 2024 through a series of initiatives including a strategic reduction in force which occurred in February 2025, the reduction in costs associated with the transition of smaller international markets to a distributor model, and the closing of 49 FOSSIL retail stores during fiscal 2025. Beginning in fiscal year 2026, the Company moved forward to a new chapter in its Turnaround Plan, with a focus on three new strategic pillars: (i) driving profitable growth, (ii) optimizing our operating model, and (iii) building shareholder value. The Company incurred $41 million and $7 million in charges under the Turnaround Plan in fiscal years 2025 and 2024, respectively, and expects to incur approximately $15 million in charges in fiscal year 2026 as it completes the plan.
The following table shows a summary of Turnaround Plan charges (in thousands):

	For the 13 Weeks Ended July 4, 2026	For the 13 Weeks Ended July 5, 2025	For the 26 Weeks Ended July 4, 2026	For the 27 Weeks Ended July 5, 2025
Restructuring expenses	$3,440	$7,295	$5,474	$23,116
Consolidated	$3,440	$7,295	$5,474	$23,116

Turnaround Plan restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended July 4, 2026	For the 13 Weeks Ended July 5, 2025	For the 26 Weeks Ended July 4, 2026	For the 27 Weeks Ended July 5, 2025
Americas	$140	$394	$678	$992
Europe	616	1,634	740	3,645
Asia	266	643	90	1,085
Corporate	2,418	4,624	3,966	17,394
Consolidated	$3,440	$7,295	$5,474	$23,116

The following table shows a rollforward of the accrued liability related to the Company’s Turnaround Plan (in thousands):

	For the 13 Weeks Ended July 4, 2026
	Liabilities				Liabilities
	April 4, 2026	Charges	Cash Payments	Non-cash Items	July 4, 2026
Professional services	4,539	2,271	1,644	—	5,166
Severance and employee-related benefits	2,633	1,169	1,828	—	1,974
Total	$7,172	$3,440	$3,472	$—	$7,140

	For the 13 Weeks Ended July 5, 2025
	Liabilities			Liabilities
	April 5, 2025	Charges	Cash Payments	July 5, 2025
Professional services	5,340	4,556	3,920	5,976
Severance and employee-related benefits	7,343	2,739	4,003	6,079
Total	$12,683	$7,295	$7,923	$12,055

	For the 26 Weeks Ended July 4, 2026
	Liabilities				Liabilities
	January 3, 2026	Charges	Cash Payments	Non-cash Items	July 4, 2026
Store closures	$—	$16	$—	$16	$—
Professional services	5,561	3,040	3,435	—	5,166
Severance and employee-related benefits	6,268	2,418	6,712	—	1,974
Total	$11,829	$5,474	$10,147	$16	$7,140

	For the 27 Weeks Ended July 5, 2025
	Liabilities				Liabilities
	December 28, 2024	Charges	Cash Payments	Non-cash Items	July 5, 2025
Store closures	$—	$10	$—	$10	$—
Professional services	—	11,042	5,066	—	5,976
Severance and employee-related benefits	—	12,064	5,936	49	6,079
Total	$—	$23,116	$11,002	$59	$12,055
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
The following table shows a rollforward of the accrued liability related to the Company’s TAG plan (in thousands):

	For the 13 Weeks Ended July 5, 2025
	Liabilities		Liabilities
	April 5, 2025	Cash Payments	July 5, 2025
Professional services	$2,972	$2,972	$—
Severance and employee-related benefits	629	629	—
Charges related to exits of certain product offerings	300	175	125
Total	$3,901	$3,776	$125

	For the 27 Weeks Ended July 5, 2025
	Liabilities		Liabilities
	December 28, 2024	Cash Payments	July 5, 2025
Store closures	$1	$1	$—
Professional services	9,501	9,501	—
Severance and employee-related benefits	7,341	7,341	—
Charges related to exits of certain product offerings	300	175	125
Total	$17,143	$17,018	$125

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen week periods ended July 4, 2026 (the “Second Quarter”) and July 5, 2025 (the “Prior Year Quarter”), and the twenty-six week period ended July 4, 2026 (the "Year To Date Period") and the twenty-seven week period ended July 5, 2025 (the "Prior Year YTD Period"). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
Known or Anticipated Trends
Based on our recent operating results and current perspectives on our operating environment, we anticipate the following trends will continue to impact our operating results:
Tariffs Exposure: Most of our products are assembled or manufactured overseas, with the substantial majority of our products imported from China during fiscal year 2025. In fiscal 2025, we generated 32.6% of our net sales within the U.S. In early 2025, the current U.S. presidential administration announced significant new tariffs on foreign imports into the U.S., including from China. Throughout 2025, U.S. trade policies experienced rapid changes and significant volatility, including tariff increases imposed under multiple legal authorities and retaliatory actions by foreign countries. In February 2026, the Supreme Court of the United States held that the President of the United States is not authorized to impose tariffs under the International Economic Emergency Powers Act (“IEEPA”), resulting in the elimination of certain higher tariff rates against most major trading partners, including China. Following that ruling, the U.S. Court of International Trade ("CIT") issued an order directing U.S. Customs and Border Protection ("CBP") to process refunds of the IEEPA tariffs. CBP is proceeding with a phased rollout of refunds. Any potential recovery of IEEPA tariffs through this established process represents a loss recovery. During the Year To Date Period, we received refund claims under Phase I of the IEEPA refund process in the amount of $4.9 million and have recorded a receivable for an additional $1.0 million. Of the $5.9 million in total claims recorded, $4.9 million and $1.0 million were recorded as reductions of cost of sales and SG&A, respectively, during the Year To Date Period. $3.6 million in total claims recorded in the Year To Date period relate to tariffs incurred in the prior year and have been adjusted out of Adjusted EBITDA, Adjusted Operating Income (Loss), Constant Currency Adjusted Operating Income (Loss), Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share. As of July 4, 2026, the Company has not recognized any receivable or loss recovery related to additional refunds of IEEPA tariffs because the realization of any recovery is dependent on future events, and the Company cannot conclude that recovery is probable as of the date of this quarterly report; however, it is reasonably possible that additional potential refunds of IEEPA tariffs could be material.
Additionally, after the Supreme Court ruling in February, the U.S. administration almost immediately instituted new tariffs against most major trading partners and has previewed future actions that could restore or exceed the level of the IEEPA tariffs. Future adverse effects on our financial results will likely continue if tariff levels persist, continue to rise, or remain volatile, especially for goods imported from China. We are currently developing and implementing mitigation strategies and determining future implementation timelines.

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
World Conflicts: We continuously monitor the direct and indirect impacts of ongoing and emerging military conflicts, including the conflict between Russia and Ukraine, as well as military actions in the Middle East, which began with U.S. and Israeli hostilities with Iran and subsequent retaliatory actions by Iran, and has subsequently expanded to include neighboring countries. We have no operations in Russia or Iran, and limited operations in Ukraine, Israel and the broader Middle East, all of which are primarily conducted through third-party distributors. While our direct exposure in these regions is limited, new conflicts, the continuation of the current military conflicts or an escalation of the conflicts beyond their current scope may have a number of impacts, including, but not limited to, higher fuel prices, a weakening of the global economy and negative consumer confidence, and could also result in additional inflationary pressures and supply chain constraints. We will continue to monitor developments and assess any material impacts on our business, operations, or financial results.
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
As part of our driving profitable growth initiative, we plan to further leverage the FOSSIL brand platform to propel innovation, deepen consumer engagement through storytelling, and drive the traditional watch business with focus on icons and collaborations, as well as developing premium products. Driving profitable growth initiatives will also include modernizing point of sale expression, focusing on top customers in key markets, stabilizing our e-commerce business through investments in search and navigation, and reducing the pace of store closures.
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

For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 (the "2025 Form 10-K").
Operating Segments
We operate our business in three segments which are divided into geographies. Net sales for each geographic segment are based on the location of the selling entity, and each reportable segment provides similar products and services.
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within our channels, we sell our products through a variety of physical points of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 90 Company-owned stores as of the end of the Second Quarter and an extensive collection of products available through our owned websites.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within our channels, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 35 Company-owned stores as of the end of the Second Quarter and an extensive collection of products available through our owned websites.
Asia: The Asia segment is comprised of sales to customers based in Australia, greater China (including mainland China, Hong Kong SAR, Macau SAR and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within our channels, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 51 Company-owned stores as of the end of the Second Quarter and an extensive collection of products available through our owned websites.
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
Adjusted EBITDA, Adjusted Operating Income (Loss), Constant Currency Adjusted Operating Income (Loss), Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share: Adjusted EBITDA, Adjusted operating income (loss), Constant currency adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share are non-GAAP financial measures. We define Adjusted EBITDA as our income (loss) before income taxes, plus interest expense, amortization and depreciation, impairment expense, other non-cash charges, stock-based compensation expense, and restructuring expense, minus the gain on sale of our subsidiary, gains on asset divestitures, IEEPA refund claims for tariffs incurred in the prior year, and interest income. We define Adjusted operating income (loss) as operating income (loss) before impairment expense, restructuring, gains on asset divestitures and IEEPA refund claims for tariffs incurred in the prior year. We define Constant currency adjusted operating income (loss) as operating income (loss) before impairment expense, restructuring expense, gains on asset divestitures and IEEPA refund claims for tariffs incurred in the prior year and excluding the effects of foreign currency exchange rate fluctuations. We define Adjusted net income (loss) and Adjusted earnings (loss) per share as net income (loss) attributable to Fossil Group, Inc. and diluted earnings (loss) per share, respectively, before impairment expense, restructuring expense, the gain on sale of our subsidiary, gains on asset divestitures and IEEPA refund claims for tariffs incurred in the prior year. We have included Adjusted EBITDA, Adjusted operating income (loss), Constant currency adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share herein because they are widely used by investors for valuation and for comparing our financial performance with the performance of our competitors. We also use these non-GAAP financial measures to monitor and compare the financial performance of our operations. Our presentation of Adjusted EBITDA, Adjusted operating income (loss), Constant currency adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share may not be comparable to similarly titled measures other companies report.

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
Comparable Retail Sales: Both stores and e-commerce sites are included in comparable retail sales in the thirteenth month of operation. Stores that experience a gross square footage change of 10% or more due to an expansion and/or relocation are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the expansion and/or relocation. Comparable retail sales were adjusted to normalize the 27-week Prior Year YTD Period with the 26-week Year To Date Period. Comparable retail sales also exclude the effects of foreign currency fluctuations.
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
Cost of Sales includes raw material costs, assembly labor, assembly overhead including depreciation expense, assembly warehousing costs and shipping and handling costs related to the movement of finished goods from assembly locations to sales distribution centers and from sales distribution centers to customer locations. Additionally, cost of sales includes customs duties (net of any applicable refunds), product packaging cost, royalty cost associated with sales of licensed products, the cost of molding and tooling, inventory shrinkage and damages and restructuring charges.
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

Results of Operations
Quarterly Periods Ended July 4, 2026 and July 5, 2025
Consolidated Net Sales. Net sales decreased by $10.7 million, or 4.9% (4.4% in constant currency), for the Second Quarter compared to the Prior Year Quarter. The sales decrease was driven by the direct to consumer channel, with our store rationalization initiatives comprising approximately 220 basis points of the sales decline. Sales decreases were primarily in our Europe segment as the region is increasingly unfavorably impacted by the geopolitical climate in the Middle East. Wholesale sales increased by 0.1% (0.9% in constant currency). Direct to consumer sales declined by 14.6% (same in constant currency), due to a smaller store base and declines in our comparable retail sales. We have reduced our store footprint by 17.8% since the end of the Prior Year Quarter, including stores converted to franchises with the sale of our South Africa subsidiary. Global comparable retail sales decreased by 8.0%, primarily due to our full price selling model. From a category perspective, traditional watch sales decreased by 1.5% (0.9% in constant currency). Net sales in smartwatches were no longer significant, as we exited the category. The leathers category decreased by 30.8% (31.4% in constant currency) compared to the Prior Year Quarter, and jewelry sales decreased by 11.3% (11.3% in constant currency). From a brand perspective, the most significant sales declines were in the EMPORIO ARMANI and FOSSIL brands.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended July 4, 2026		For the 13 Weeks Ended July 5, 2025		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$96.7	46.1%	$95.7	43.4%	$1.0	1.0%	0.2%
Europe	55.8	26.6	67.2	30.5	(11.4)	(17.0)	(18.2)
Asia	56.8	27.1	57.4	26.0	(0.6)	(1.0)	3.7
Corporate	0.4	0.2	0.1	0.1	0.3	300.0	200.0
Total	$209.7	100.0%	$220.4	100.0%	$(10.7)	(4.9)%	(4.4)%
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended July 4, 2026		For the 13 Weeks Ended July 5, 2025
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$175.7	83.8%	$178.4	80.9%	$(2.7)	(1.5)%	(0.9)%
Smartwatches	1.4	0.7	1.4	0.6	—	—	(0.2)
Total watches	$177.1	84.5%	$179.8	81.5%	$(2.7)	(1.5)	(0.8)
Leathers	11.7	5.6	16.9	7.7	(5.2)	(30.8)	(31.4)
Jewelry	17.2	8.2	19.4	8.8	(2.2)	(11.3)	(11.3)
Other	3.7	1.7	4.3	2.0	(0.6)	(14.0)	(16.3)
Total	$209.7	100.0%	$220.4	100.0%	$(10.7)	(4.9)%	(4.4)%

In the Second Quarter, the translation of foreign-based net sales into U.S. dollars decreased net sales by $1.0 million, with unfavorable impacts of $2.7 million in Asia partially offset by favorable impacts of $0.8 million in both of our Americas and Europe segments, as compared to the Prior Year Quarter.
Stores. The following table sets forth the number of stores on the dates indicated below:

	July 5, 2025	Opened	Closed	Converted to Franchise	July 4, 2026
Americas	101	0	11	0	90
Europe	52	0	6	11	35
Asia	61	1	11	0	51
Total stores	214	1	28	11	176

Americas Net Sales. Americas net sales increased by $1.0 million, or 1.0% (0.2% in constant currency), during the Second Quarter compared to the Prior Year Quarter. The largest sales increases were in the MICHAEL KORS and TORY BURCH brands. Sales increased in the wholesale channel and decreased in the store and e-commerce channels. Comparable retail sales decreased moderately during the Second Quarter.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Americas segment (dollars in millions):

	For the 13 Weeks Ended July 4, 2026		For the 13 Weeks Ended July 5, 2025
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$82.2	85.0%	$77.2	80.7%	$5.0	6.5%	5.4%
Smartwatches	1.3	1.3	1.7	1.8	(0.4)	(23.5)	(29.4)
Total watches	$83.5	86.3%	$78.9	82.5%	$4.6	5.8	4.7
Leathers	7.2	7.4	10.7	11.2	(3.5)	(32.7)	(32.7)
Jewelry	4.6	4.8	4.5	4.7	0.1	2.2	2.2
Other	1.4	1.5	1.6	1.6	(0.2)	(12.5)	(6.3)
Total	$96.7	100.0%	$95.7	100.0%	$1.0	1.0%	0.2%

Europe Net Sales. Europe net sales decreased by $11.4 million, or 17.0% (18.2% in constant currency), during the Second Quarter compared to the Prior Year Quarter. Our sales decreased across much of the Eurozone and in all major distribution channels, primarily due to the increasingly challenging geopolitical environment in the Middle East. The largest sales decreases were in the FOSSIL brand. Comparable retail sales decreased sharply during the Second Quarter, with sales declines in our stores and owned e-commerce.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Europe segment (dollars in millions):

	For the 13 Weeks Ended July 4, 2026		For the 13 Weeks Ended July 5, 2025
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$44.5	79.7%	$52.6	78.3%	$(8.1)	(15.4)%	(16.5)%
Smartwatches	0.1	0.2	0.2	0.3	(0.1)	(50.0)	(50.0)
Total watches	$44.6	79.9%	$52.8	78.6%	$(8.2)	(15.5)	(16.9)
Leathers	1.4	2.5	2.1	3.1	(0.7)	(33.3)	(38.1)
Jewelry	8.5	15.2	10.4	15.5	(1.9)	(18.3)	(19.2)
Other	1.3	2.4	1.9	2.8	(0.6)	(31.6)	(26.3)
Total	$55.8	100.0%	$67.2	100.0%	$(11.4)	(17.0)%	(18.2)%

Asia Net Sales. Net sales in Asia decreased 1.0% (increased 3.7% in constant currency) during the Second Quarter compared to the Prior Year Quarter. Sales increases in India were more than offset by sales decreases in Greater China and unfavorable currency impacts. Constant currency sales growth in FOSSIL, MICHAEL KORS and DIESEL was partially offset by sales decreases in EMPORIO ARMANI. Sales decreased in our direct channels and were partially offset by sales increases in wholesale. Comparable retail sales increased moderately during the Second Quarter with sales growth in our stores partially offset by declines in our owned e-commerce.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Asia segment (dollars in millions):

	For the 13 Weeks Ended July 4, 2026		For the 13 Weeks Ended July 5, 2025
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$49.0	86.3%	$48.6	84.7%	$0.4	0.8%	6.2%
Smartwatches	0.1	0.2	(0.5)	(0.9)	0.6	(120.0)	(120.0)
Total watches	$49.1	86.5%	$48.1	83.8%	$1.0	2.1	7.5
Leathers	3.1	5.5	4.1	7.1	(1.0)	(24.4)	(26.8)
Jewelry	4.1	7.2	4.5	7.8	(0.4)	(8.9)	(4.4)
Other	0.5	0.8	0.7	1.3	(0.2)	(28.6)	(28.6)
Total	$56.8	100.0%	$57.4	100.0%	$(0.6)	(1.0)%	3.7%

Gross Profit. Gross profit of $130.8 million in the Second Quarter increased by 3.2% compared to $126.7 million in the Prior Year Quarter. Our gross profit margin rate increased to 62.4% in the Second Quarter compared to 57.5% in the Prior Year Quarter. The year-over-year increase primarily reflecting improved product margins in our core categories driven by benefits from our full price selling model, sourcing initiatives and reduced tariffs. This increase was partially offset by the accelerated timing of licensed brand minimum royalty recognition as compared to the Prior Year Quarter.
Expenses. Total operating expenses in the Second Quarter increased by 7.9% to $127.6 million, or 60.8% of net sales, compared to $118.2 million, or 53.7% of net sales, in the Prior Year Quarter. Operating expenses in the Prior Year Quarter were favorably impacted by an $11 million gain on the sale of our European warehouse. SG&A expenses were $123.5 million in the Second Quarter compared to $110.9 million in the Prior Year Quarter. As a percentage of net sales, SG&A expenses increased to 58.9% in the Second Quarter compared to 50.3% in the Prior Year Quarter, primarily due to the $11.0 million gain on the sale of our European warehouse included in the Prior Year Quarter. Restructuring expenses were $3.4 million in the Second Quarter, compared to $7.3 million in the Prior Year Quarter.

Operating Income (loss). Operating income in the Second Quarter was $3.2 million as compared to operating income of $8.5 million in the Prior Year Quarter. As a percentage of net sales, operating margin was 1.5% in the Second Quarter compared to 3.9% in the Prior Year Quarter. The operating margin rate in the Second Quarter included an unfavorable impact of 60 basis points due to changes in foreign currencies.
Operating income (loss) by segment was as follows (dollars in millions):

	For the 13 Weeks Ended July 4, 2026	For the 13 Weeks Ended July 5, 2025	Change		Operating Margin %
			Dollars	Percentage	2026	2025
Americas	$27.4	$18.9	$8.5	45.0%	28.3%	19.8%
Europe	7.5	23.4	(15.9)	(67.9)	13.4	34.9
Asia	19.6	14.7	4.9	33.3	34.6	25.6
Corporate	(51.3)	(48.5)	(2.8)	(5.8)
Total operating income (loss)	$3.2	$8.5	$(5.3)	(62.4)%	1.5%	3.9%
Interest Expense. Interest expense was $8.3 million in the Second Quarter compared to $4.3 million the Prior Year Quarter due to increased debt issuance cost amortization, higher debt balances and increased interest rates.
Other Income (Expense)-Net. During the Second Quarter, other income (expense)-net was an expense of $1.7 million, compared to an expense of $38,000 in the Prior Year Quarter, primarily reflecting increased currency losses in the Second Quarter as compared to the Prior Year Quarter, and partially offset by a $0.8 million gain on the sale of a subsidiary in the Second Quarter.
    Provision for Income Taxes. Income tax expense for the Second Quarter was $3.7 million, resulting in an effective income tax rate of (54.2)%. For the Prior Year Quarter, income tax expense was $6.2 million, resulting in an effective income tax rate of 150.9%. The effective tax rate changed favorably from 150.9% in the Prior-Year Quarter to (54.2%) in the Second Quarter, primarily due to lower tax expense accrued on foreign earnings. The Company did not recognize a tax benefit on U.S. losses in either period. Although the Company reported a pre-tax loss with positive tax expense, the reduction in foreign tax expense resulted in a less unfavorable effective tax rate compared with the Prior Year Quarter.

Net Income (Loss) Attributable to Fossil Group, Inc. Second Quarter net income (loss) attributable to Fossil Group, Inc. was a net loss of $10.6 million, or $0.18 per diluted share, compared to a net loss of $2.3 million, or $0.04 per diluted share, in the Prior Year Quarter. The translation of foreign currencies negatively impacted diluted loss per share by $0.05 in the Second Quarter.

Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 13 Weeks Ended July 4, 2026		For the 13 Weeks Ended July 5, 2025
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(6.9)	(3.3)%	$4.1	1.9%
Plus:
Interest expense	8.3		4.3
Amortization and depreciation	3.0		3.0
Other long-lived asset impairments	0.7		—
Other non-cash charges	(0.6)		(0.5)
Stock-based compensation	1.6		0.6
Restructuring expense	3.4		7.3
Less:
Gain on sale of subsidiary(1)	0.8		—
Gains on asset divestitures(2)	—		11.5
Interest income	0.1		0.3
Adjusted EBITDA	$8.6	4.1%	$7.0	3.2%

(1) Includes the gain on sale of our South Africa subsidiary
(2) Includes the gains on sale of our European distribution center and equipment from a Swiss manufacturing facility

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

	For the 13 Weeks Ended July 4, 2026
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	Gain on sale of subsidiary (1)	As Adjusted	Impact of Foreign Currency Exchange Rates	Constant Currency as Adjusted
Operating income (loss)	$3.2	$0.7	$3.4	$—	$7.3	$1.3	$8.6
Operating margin (% of net sales)	1.5%				3.5%		4.1%
Interest expense	$(8.3)	$—	$—	$—	$(8.3)
Other income (expense) - net	(1.7)	—	—	(0.8)	(2.5)
Income (loss) before income taxes	(6.9)	0.7	3.4	(0.8)	(3.6)
Provision (benefit) for income taxes	3.7	0.1	0.7	(0.2)	4.3
Net income (loss) attributable to Fossil Group, Inc.	$(10.6)	$0.6	$2.7	$(0.6)	$(7.9)
Diluted earnings (loss) per share	$(0.18)	$0.01	$0.05	$(0.01)	$(0.13)

(1) Includes the gain on sale of our South Africa subsidiary

	For the 13 Weeks Ended July 5, 2025
($ in millions, except per share data):	As Reported	Restructuring Expenses	Gains on Asset Divestitures(1)	As Adjusted
Operating income (loss)	$8.5	$7.3	$(11.5)	$4.3
Operating margin (% of net sales)	3.9%			2.0%
Interest expense	$(4.3)	$—	$—	$(4.3)
Other income (expense) - net	—	—	—	—
Income (loss) before income taxes	4.1	7.3	(11.5)	(0.1)
Provision for income taxes	6.2	1.5	(2.4)	5.3
Less: Net income attributable to noncontrolling interest	(0.2)	—	—	(0.2)
Net income (loss) attributable to Fossil Group, Inc.	$(2.3)	$5.8	$(9.1)	$(5.6)
Diluted earnings (loss) per share	$(0.04)	$0.11	$(0.17)	$(0.10)

(1) Includes the gains on sale of our European distribution center and equipment from a Swiss manufacturing facility

Fiscal Year To Date Periods Ended July 4, 2026 and July 5, 2025
Consolidated Net Sales. Net sales decreased by $19.3 million, or 4.3% (5.5% in constant currency), for the Year To Date Period compared to the Prior Year YTD Period, with declines primarily in our Europe segment as the region is increasingly impacted by the geopolitical climate in the Middle East. Net sales in the Americas and Asia segments were approximately flat. Our store rationalization initiatives comprised approximately 230 basis points of the sales decline in the Year To Date Period compared to the Prior Year YTD Period. Wholesale sales increased 4.1% (3.2% in constant currency). Direct to consumer sales declined by 20.7% (22.5% in constant currency). We have reduced our store footprint by 38 stores (17.8%), since the end of the Prior Year Quarter, including stores converted to franchises with the sale of our South Africa subsidiary. Global comparable retail sales decreased 11.2%, primarily due to our full price selling model. From a category perspective, traditional watch sales increased 0.4% (decreased 0.7% in constant currency). Net sales in smartwatches decreased 42.6% (42.5% in constant currency), as we exited the category. The leathers category decreased 34.6% (36.1% in constant currency), and jewelry sales decreased 10.3% (12.9% in constant currency). From a brand perspective, our biggest sales declines were in the FOSSIL and EMPORIO ARMANI brands.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 26 Weeks Ended July 4, 2026		For the 27 Weeks Ended July 5, 2025		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$193.5	44.5%	$193.5	42.6%	$—	—%	(1.3)%
Europe	127.3	29.3	144.5	31.8	(17.2)	(11.9)	(16.2)
Asia	112.8	26.0	114.8	25.3	(2.0)	(1.7)	1.1
Corporate	0.8	0.2	0.9	0.3	(0.1)	(11.1)	(11.1)
Total	$434.4	100.0%	$453.7	100.0%	$(19.3)	(4.3)%	(5.5)%

Net sales information by product category is summarized as follows (dollars in millions):

	For the 26 Weeks Ended July 4, 2026		For the 27 Weeks Ended July 5, 2025		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$364.5	83.9%	$363.1	80.0%	$1.4	0.4%	(0.7)%
Smartwatches	3.1	0.7	5.4	1.2	(2.3)	(42.6)	(42.5)
Total watches	$367.6	84.6%	$368.5	81.2%	$(0.9)	(0.2)	(1.3)
Leathers	22.3	5.1	34.1	7.5	(11.8)	(34.6)	(36.1)
Jewelry	37.4	8.6	41.7	9.2	(4.3)	(10.3)	(12.9)
Other	7.1	1.7	9.4	2.1	(2.3)	(24.5)	(24.5)
Total	$434.4	100.0%	$453.7	100.0%	$(19.3)	(4.3)%	(5.5)%
During the Year To Date Period, the translation of foreign-based net sales into U.S. dollars increased reported net sales by $5.5 million, including favorable impacts of $6.2 million and $2.6 million in our Europe and Americas segments, respectively, partially offset by an unfavorable impact of $3.3 million in our Asia segment compared to the Prior Year YTD Period.
Americas Net Sales. Americas net sales were roughly flat (a decrease of 1.3% in constant currency), during the Year To Date Period compared to the Prior Year YTD Period. Declines in our stores and e-commerce channels were offset by sales growth in our wholesale channel. Sales declines in FOSSIL leathers and jewelry were offset by sales increases in FOSSIL watches and slight growth in most other brands. Comparable retail sales declined moderately during the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis for the Americas segment (dollars in millions):

	For the 26 Weeks Ended July 4, 2026		For the 27 Weeks Ended July 5, 2025		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$166.2	85.9%	$155.2	80.2%	$11.0	7.1%	5.5%
Smartwatches	2.9	1.5	4.7	2.4	(1.8)	(38.3)	(40.4)
Total watches	$169.1	87.4%	$159.9	82.6%	$9.2	5.8	4.3
Leathers	13.2	6.8	20.5	10.6	(7.3)	(35.6)	(36.1)
Jewelry	8.4	4.3	9.8	5.1	(1.4)	(14.3)	(15.3)
Other	2.8	1.5	3.3	1.7	(0.5)	(15.2)	(12.1)
Total	$193.5	100.0%	$193.5	100.0%	$—	—%	(1.3)%

Europe Net Sales. Europe net sales decreased by $17.2 million, or 11.9% (16.2% in constant currency), during the Year To Date Period compared to the Prior Year YTD Period. Our sales decreased across much of the Eurozone and in all major distribution channels, primarily due to the increasingly challenging geopolitical environment in the Middle East. The largest sales decreases were in the FOSSIL brand. Comparable retail sales decreased sharply during the Year To Date Period, with sales declines in our stores and owned e-commerce.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis for the Europe segment (dollars in millions):

	For the 26 Weeks Ended July 4, 2026		For the 27 Weeks Ended July 5, 2025		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$102.1	80.2%	$112.8	78.1%	$(10.7)	(9.5)%	(13.7)%
Smartwatches	—	—	1.0	0.7	(1.0)	(100.0)	(100.0)
Total watches	$102.1	80.2%	$113.8	78.8%	$(11.7)	(10.3)	(14.5)
Leathers	3.0	2.4	4.3	3.0	(1.3)	(30.2)	(34.9)
Jewelry	19.8	15.6	22.6	15.6	(2.8)	(12.4)	(17.3)
Other	2.4	1.8	3.8	2.6	(1.4)	(36.8)	(39.5)
Total	$127.3	100.0%	$144.5	100.0%	$(17.2)	(11.9)%	(16.2)%

Asia Net Sales. Asia net sales decreased by $2.0 million, or 1.7% (increased 1.1% in constant currency), during the Year To Date Period compared to the Prior Year YTD Period. Net sales increases in our wholesale channel were more than offset by decreases in our stores and e-commerce channels. Sales growth in India was more than offset by declines in Greater China and the rest of Asia. Sales declines were predominantly in the EMPORIO ARMANI brand and were partially offset by smaller increases in MICHAEL KORS, DIESEL, ARMANI EXCHANGE and FOSSIL. Comparable retail sales increased slightly for the Year To Date Period with growth in our stores partially offset by declines in owned e-commerce.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis for the Asia segment (dollars in millions):

	For the 26 Weeks Ended July 4, 2026		For the 27 Weeks Ended July 5, 2025		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$96.1	85.2%	$95.1	82.8%	$1.0	1.1%	4.6%
Smartwatches	0.4	0.4	(0.2)	(0.2)	0.6	(300.0)	(250.0)
Total watches	$96.5	85.6%	$94.9	82.6%	$1.6	1.7	5.2
Leathers	6.1	5.4	9.3	8.1	(3.2)	(34.4)	(37.6)
Jewelry	9.1	8.1	9.2	8.0	(0.1)	(1.1)	1.1
Other	1.1	0.9	1.4	1.3	(0.3)	(21.4)	(14.3)
Total	$112.8	100.0%	$114.8	100.0%	$(2.0)	(1.7)%	1.1%

Gross Profit. Gross profit of $265.5 million in the Year To Date Period decreased by $4.2 million, or 1.6%, compared to $269.7 million in the Prior Year YTD Period. The gross profit margin rate increased to 61.1% in the Year To Date Period compared to 59.5% in the Prior Year YTD Period. The year-over-year increase primarily reflects improved product margins in our core categories driven by benefits from our full price selling model, sourcing initiatives and reduced tariffs. This increase was partially offset by the accelerated timing of licensed brand minimum royalty recognition as compared to the prior year. Changes in foreign currencies resulted in a 10 basis point positive impact.
Operating Expenses. For the Year To Date Period, total operating expenses decreased to $250.2 million compared to $268.0 million in the Prior Year YTD Period. SG&A expenses were $244.0 million in the Year To Date Period compared to $244.8 million in the Prior Year YTD Period. As a percentage of net sales, SG&A expenses increased to 56.2% in the Year To Date Period, compared to 54.0% in the Prior Year YTD Period, primarily as a result of an $11.0 million gain on the sale of our European warehouse during the Prior Year YTD Period. During the Year To Date Period, we incurred restructuring costs of $5.5 million, compared to restructuring costs of $23.1 million in the Prior Year YTD Period. We incurred other long-lived asset impairment charges of $0.7 million in the Year To Date Period compared to charges of $0.1 million in the Prior Year YTD Period. The translation of foreign-denominated expenses during the Year To Date Period increased operating expenses by $4.0 million when compared to the Prior Year YTD Period, as a result of the weaker U.S. dollar.
Operating Income (Loss). Operating income (loss) was income of $15.2 million in the Year To Date Period as compared to income of $1.7 million in the Prior Year YTD Period. As a percentage of net sales, operating margin was 3.5% in the Year To Date Period as compared to 0.4% in the Prior Year YTD Period. Changes in foreign currencies resulted in a 10 basis point negative impact.
Operating income (loss) by segment was as follows (dollars in millions):

	For the 26 Weeks Ended July 4, 2026	For the 27 Weeks Ended July 5, 2025	Change		Operating Margin %
			Dollars	Percentage	2026	2025
Americas	$55.1	$43.2	$11.9	27.5%	28.5%	22.3%
Europe	23.6	40.2	(16.6)	(41.3)	18.5	27.8
Asia	35.2	30.0	5.2	17.3	31.2	26.1
Corporate	(98.7)	(111.7)	13.0	11.6
Total operating income (loss)	$15.2	$1.7	$13.5	(794.1)%	3.5%	0.4%

Interest Expense. Interest expense was $16.8 million during the Year To Date Period compared to $8.8 million in the Prior Year YTD Period due to increased debt issuance cost amortization, higher debt balances and increased interest rates in the Year To Date Period.
Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net was expense of $0.6 million in comparison to expense of $3.3 million in the Prior Year YTD Period. The change in other income (expense)-net was primarily due to less net currency losses in the Year To Date Period compared to the Prior Year YTD Period.

Provision for Income Taxes. Income tax expense for the Year To Date Period was $9.2 million, resulting in an effective income tax rate of (432.2)%. The Prior Year YTD Period income tax expense was $9.6 million, resulting in an effective income tax rate of (92.7)%. The effective tax rate for the Year To Date Period unfavorably changed from the Prior Year YTD Period, primarily due to a change in the global mix of earnings. In both the current and prior year periods, tax expense was recognized on foreign earnings with no corresponding tax benefit recognized on U.S. losses. The Company’s pre-tax loss, combined with positive tax expense, resulted in a significantly more negative effective tax rate in the Year To Date Period as compared to the Prior Year YTD Period.

Net Income (Loss) Attributable to Fossil Group, Inc. For the Year To Date Period, net loss was $11.4 million, or $0.19 per diluted share, in comparison to a loss of $19.9 million, or $0.37 per diluted share, in the Prior Year YTD Period. Diluted loss per share in the Year To Date Period, as compared to the Prior Year YTD Period, was positively impacted by $0.05 per diluted share due to the impact of currency.

Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 26 Weeks Ended July 4, 2026		For the 27 Weeks Ended July 5, 2025
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$(2.1)	(0.5)%	$(10.4)	(2.3)%
Plus:
Interest expense	16.8		8.8
Amortization and depreciation	4.8		6.4
Other long-lived asset impairments	0.7		0.1
Other non-cash charges	(0.3)		(0.3)
Stock-based compensation	2.3		1.2
Restructuring expense	5.5		23.1
Less:
Gain on sale of subsidiary (1)	0.8		—
Gains on asset divestiture (2)	—		11.5
IEEPA tariff refund claims	3.6		—
Interest income	0.2		1.2
Adjusted EBITDA	$23.1	5.3%	$16.2	3.6%

(1) Includes the gain on sale of our South Africa subsidiary
(2) Includes the gains on sale of our European distribution center and equipment from a Swiss manufacturing facility

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

	For the 26 Weeks Ended July 4, 2026
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	IEEPA Tariff Refund Claims	Gain on Sale of Subsidiary (1)	As Adjusted	Impact of Foreign Currency Exchange Rates	As Adjusted Constant Currency
Operating income (loss)	$15.2	$0.7	$5.5	$(3.6)	$—	$17.8	$0.3	$18.1
Operating margin (% of net sales)	3.5%					4.1%		4.2%
Interest expense	$(16.8)	$—	$—	$—	$—	$(16.8)
Other income (expense) - net	(0.6)	—	—	—	(0.8)	(1.4)
Income (loss) before income taxes	(2.1)	0.7	5.5	(3.6)	(0.8)	(0.3)
Provision for income taxes	9.2	0.1	1.2	(0.8)	(0.2)	9.5
Less: net income attributable to noncontrolling interest	(0.2)	—	—	—	—	(0.2)
Net income (loss) attributable to Fossil Group, Inc.	$(11.4)	$0.6	$4.3	$(2.8)	$(0.6)	$(9.9)
Diluted earnings (loss) per share	$(0.19)	$0.01	$0.07	$(0.05)	$(0.01)	$(0.17)

(1) Includes the gain on sale of our South Africa subsidiary

	For the 27 Weeks Ended July 5, 2025
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	Gains on Asset Divestitures(1)	As Adjusted
Operating income (loss)	$1.7	$0.1	$23.1	$(11.5)	$13.4
Operating margin (% of net sales)	0.4%				3.0%
Interest expense	$(8.8)	$—	$—	$—	$(8.8)
Other income (expense) - net	(3.3)	—	—	—	(3.3)
Income (loss) before income taxes	(10.4)	0.1	23.1	(11.5)	1.3
Provision for income taxes	9.6	—	4.9	(2.4)	12.1
Less: Net income attributable to noncontrolling interest	0.1	—	—	—	0.1
Net income (loss) attributable to Fossil Group, Inc.	$(19.9)	$0.1	$18.2	$(9.1)	$(10.7)
Diluted earnings (loss) per share	$(0.37)	$—	$0.34	$(0.17)	$(0.20)
(1) Includes the gains on sale of our European distribution center and equipment from a Swiss manufacturing facility

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the Second Quarter was $79.0 million, including $69.6 million held by foreign subsidiaries, in comparison to cash and cash equivalents of $109.9 million at the end of the Prior Year Quarter and $95.8 million at the end of fiscal year 2025. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges and capital expenditures.

At the end of the Second Quarter, we had net working capital of $189.3 million compared to net working capital of $223.8 million at the end of the Prior Year Quarter. At the end of the Second Quarter, we had $13,000 of short-term borrowings and $203.0 million in long-term debt including unamortized issuance costs compared to $13.4 million of short-term borrowings and $165.6 million in long-term debt including unamortized issuance costs at the end of the Prior Year Quarter.
We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. We continuously monitor the capital markets and our capital structure, and may, from time to time, seek to refinance, amend or otherwise restructure our outstanding debt on an opportunistic basis. Such repurchases, refinancings, amendments, restructurings or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, the availability of authorized share capital, contractual restrictions and other factors. The amounts involved may be material and, to the extent equity is used, dilutive.
Operating Activities. Cash used in operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities was $31.0 million in the Year To Date Period as compared to cash used in operating activities of $50.9 million in the Prior Year YTD Period.
Investing Activities. Cash provided by investing cash flows decreased $19.0 million in the Year To Date Period compared to the Prior Year YTD Period, primarily due to the sale of our European distribution center in the Prior Year Quarter.
Financing Activities. Financing cash flows primarily consist of borrowings and repayments of debt. The $4.0 million increase in financing cash flows year-over-year was primarily due to $21.2 million of net borrowings during the Year To Date Period compared to $13.1 million of net borrowings in the Prior Year YTD Period.
Material Cash Requirements. We have various payment obligations as part of our ordinary course of business. Our material cash requirements include: (1) operating lease obligations (see Note—14 Leases within the Consolidated Financial Statements); (2) debt repayments (see Note 15—Debt Activity within the Consolidated Financial Statements); (3) non-cancellable purchase obligations; (4) minimum royalty payments; and (5) employee wages, benefits, and incentives. The expected timing of payments of our obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the timing of receipt of goods or services, or changes to agreed-upon amounts for some obligations. In addition, some of our purchasing requirements are not current obligations and are therefore not included above. For example, some of these requirements are not handled through binding contracts or are fulfilled by vendors on a purchase order basis within short time horizons. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions (see Note 5—Income Taxes within the Consolidated Financial Statements) and other matters.
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
The following table shows our sources of liquidity (in millions):

	July 4, 2026	July 5, 2025
Cash and cash equivalents	$79.0	$109.9
Revolving Credit Facility availability	17.6	0.7
Total liquidity	$96.6	$110.6

Prior Notes: In November 2021, we sold $150.0 million aggregate principal amount of our 7.00% senior notes due 2026 (the “Prior Notes”). See “Notes Exchange” below for information regarding the restructuring of the Prior Notes. On November 13, 2025, as a result of the Restructuring Plan, all $150.0 million aggregate principal amount of the Prior Notes were cancelled.

Notes Exchange: On August 13, 2025, we, Fossil (UK) Global Services Ltd. (“Fossil UK”), and certain direct and indirect subsidiaries of ours identified therein (collectively, the “Parties”) entered into a Transaction Support Agreement (the “Transaction Support Agreement”) with certain holders (the “Consenting Noteholders”), representing approximately 59% of the aggregate principal of the Prior Notes.
On November 13, 2025, we consummated the previously announced offer to exchange (the "Exchange Offer") with respect to the Prior Notes and the concurrent rights offering (the "Rights Offering") pursuant to a restructuring plan under Part 26A of the UK Companies Act 2006 (as amended) (the "Restructuring Plan") and together with the Exchange Offer and the Rights Offering, the "Transactions"). In connection with the consummation of the Transactions:
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
•Noteholders that did not participate in the Rights Offering (the “Non-New Money Participants”) (i) received $29.8 million aggregate principal amount of 7.500% Second-Out Second Lien Secured Senior Notes due 2029 (the “Second-Out Notes” and together with the First-Out Notes, the “Notes”) on a dollar-for-dollar basis for $29.8 million aggregate principal amount of Prior Notes held by such Non-New Money Participants, and (ii) received $53,858 aggregate principal amount of Second-Out Notes as a Consent Premium. Only Non-New Money Participants that tendered their Prior Notes in the Exchange Offer and consented to the Restructuring Plan received the Consent Premium.
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
Revolving Credit Facility: On August 13, 2025, we and certain of our subsidiaries identified therein as guarantors entered into the Credit Agreement with the Lenders, the Administrative Agent and the Company as a borrower (the “Credit Agreement”) to refinance the Company’s prior revolving facility. Pursuant to the Credit Agreement, the Lenders have provided new financing commitments to the Company under a new senior secured asset-based revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $150 million.
Contemporaneously with entering into the Revolving Credit Facility, the proceeds of the Revolving Credit Facility were used to pay off in full the $15.0 million outstanding under the Company’s prior revolving facility.
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
Year To Date 2026 Activity: We had net borrowings of $25.0 million under the Revolving Facility during the Year To Date Period at an average interest rate of 9.0%. As of July 4, 2026, we had $185.1 million outstanding under the Notes and $41.0 million outstanding under the Revolving Credit Facility. We also had unamortized debt issuance costs of $15.6 million and original issue discount of $7.5 million recorded in long-term debt and $19.5 million recorded in intangible and other assets-net on the condensed consolidated balance sheets. As of July 4, 2026, we had available borrowing capacity of $17.6 million under the Revolving Credit Facility. At July 4, 2026, we were in compliance with all debt covenants related to our credit facilities.
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
There have been no changes to the critical accounting policies and estimates disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K.

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

In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in our Quarterly Reports on Form 10-Q and the risks and uncertainties set forth in our 2025 Form 10-K. Accordingly, readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of July 4, 2026.
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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our 2025 Form 10-K and in other documents we file with the Securities and Exchange Commission, in evaluating the Company and its business. Except as set forth below, there have been no material changes to the risk factors set forth in our 2025 Form 10-K.
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
The IEEPA tariffs on China were originally imposed in two executive actions beginning in February and April 2025, with varying rates over the course of 2025. On February 20, 2026, the Supreme Court of the United States held that all tariffs imposed based on IEEPA were unlawful, including the two IEEPA actions that resulted in higher rates on products of China. As a result, these higher IEEPA rates were terminated as of February 24, 2026. The Company is participating in the administrative refund process established by CBP in response to court orders to recover these funds.
From February 24, 2026 through July 24, 2026, the U.S. administration imposed a 10% ad valorem import duty on products of all countries, including China, pursuant to Section 122 of the Trade Act of 1974. On July 24, 2026, the U.S. administration imposed new Section 301 tariffs of 10% or 12.5% ad valorem on imports from 60 economies, including China. The administration has signaled that it may impose additional tariff actions in the short term that may lead to further increased rates.
We continue to monitor tariff developments that pose potential risks. In this fast-paced international trade environment, we also monitor developments for any negotiated resolutions to offset some of the tariff exposure.
If the tariffs continue or increase, we may be required to take further mitigation actions, which could result in increased supply chain costs and disruptions and/or increased prices, which may harm our operating performance. Even if the U.S. further modifies tariffs under current or future actions, it is always possible that new products we introduce could be impacted by the changes, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares of common stock repurchased under our repurchase program during the Second Quarter.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended July 4, 2026.
2026 Annual Meeting of Stockholders; Revised Deadlines for Stockholder Proposals and Director Nominations

On July 20, 2026, the Board of Directors of Fossil Group, Inc. set the date of the Company’s 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”) for October 2, 2026 at 9:00 a.m. Central Time. The Board also established August 3, 2026 as the record date for the determination of stockholders entitled to notice of, and to vote at, the 2026 Annual Meeting and any adjournment or postponement thereof. The location of the 2026 Annual Meeting will be as set forth in the Company’s proxy statement for the 2026 Annual Meeting.
Pursuant to the Company’s Sixth Amended and Restated Bylaws (the “Bylaws”), the Company previously provided its stockholders with the deadlines for stockholder proposals and director nominations for the 2026 Annual Meeting. As previously disclosed, the deadlines for submitting stockholder proposals and director nominations pursuant to the Bylaws, as set forth in the Company’s proxy statement for the 2025 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on November 21, 2025, no longer apply.
Stockholders submitting proposals or director nominations under the Bylaws must have provided written notice to the Company’s Secretary at its principal executive offices at 901 S. Central Expressway, Richardson, Texas 75080, no later than the close of business on July 30, 2026, which was the 10th day after the date of the Company’s public announcement of the date of the 2026 Annual Meeting and which the Company determined, for purposes of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to be a reasonable time before it begins to print and mail its proxy materials. In addition, stockholders must otherwise comply with the applicable provisions of the Bylaws and the Exchange Act.
The foregoing information was previously reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2026.

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

FOSSIL GROUP, INC.

August 13, 2026	/S/ RANDY GREBEN
Randy Greben
Chief Financial Officer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)