Form 10-Q
period 2026-10-03
Fossil Group, Inc.
filed 2026-11-12
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 3, 2026

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

The number of shares of the registrant’s common stock outstanding as of November 3, 2026: 59,806,971

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 3, 2026

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	October 3, 2026	January 3, 2026
Assets
Current assets:
Cash and cash equivalents	$77,049	$95,842
Accounts receivable - net of allowances for doubtful accounts of $10,923 and $12,991, respectively	150,022	144,569
Inventories	189,185	151,796
Prepaid expenses and other current assets	67,004	75,623
Total current assets	483,260	467,830
Property, plant and equipment - net of accumulated depreciation of $282,921 and $309,285, respectively	31,292	34,126
Operating lease right-of-use assets	145,936	118,302
Intangible and other assets-net	62,864	68,996
Total long-term assets	240,092	221,424
Total assets	$723,352	$689,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$137,356	$132,514
Short-term debt	15	3,985
Accrued expenses:
Current operating lease liabilities	27,466	34,768
Compensation	37,346	48,695
Royalties	17,369	17,909
Customer liabilities	18,265	29,186
Transaction taxes	4,636	5,109
Other	21,161	17,310
Income taxes payable	16,035	12,287
Total current liabilities	279,649	301,763
Long-term income taxes payable	5,726	5,481
Deferred income tax liabilities	540	607
Long-term debt	208,006	173,847
Long-term operating lease liabilities	134,837	104,442
Other long-term liabilities	13,924	16,338
Total long-term liabilities	363,033	300,715
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 59,352 and 58,354 shares issued and outstanding at October 3, 2026 and January 3, 2026, respectively	594	584
Treasury stock, at cost, 2,500 shares at October 3, 2026 and January 3, 2026	(4,525)	(4,525)
Additional paid-in capital	332,289	329,232
Retained (deficit) earnings	(162,322)	(162,567)
Accumulated other comprehensive income (loss)	(69,230)	(59,889)
Total Fossil Group, Inc. stockholders’ equity	96,806	102,835
Noncontrolling interests	(16,136)	(16,059)
Total stockholders’ equity	80,670	86,776
Total liabilities and stockholders’ equity	$723,352	$689,254

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended October 3, 2026	For the 13 Weeks Ended October 4, 2025	For the 39 Weeks Ended October 3, 2026	For the 40 Weeks Ended October 4, 2025
Net sales	$271,238	$270,201	$705,687	$723,882
Cost of sales	108,949	137,775	277,900	321,734
Gross profit	162,289	132,426	427,787	402,148
Operating expenses:
Selling, general and administrative expenses	133,897	146,830	377,929	391,615
Other long-lived asset impairments	166	487	909	567
Restructuring expenses	2,901	6,789	8,375	29,905
Total operating expenses	136,964	154,106	387,213	422,087
Operating income (loss)	25,325	(21,680)	40,574	(19,939)
Interest expense	8,902	4,171	25,683	12,959
Other income (expense) - net	4,163	(6,231)	3,577	(9,536)
Income (loss) before income taxes	20,586	(32,082)	18,468	(42,434)
Provision (benefit) for income taxes	9,186	7,956	18,340	17,555
Net income (loss)	11,400	(40,038)	128	(59,989)
Less: Net income (loss) attributable to noncontrolling interests	(283)	(169)	(117)	(250)
Net income (loss) attributable to Fossil Group, Inc.	$11,683	$(39,869)	$245	$(59,739)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(6,565)	$1,653	$(9,341)	$22,455
Cash flow hedges - net change	—	—	—	(474)
Total other comprehensive income (loss)	(6,565)	1,653	(9,341)	21,981
Total comprehensive income (loss)	4,835	(38,385)	(9,213)	(38,008)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(283)	(169)	(117)	(250)
Comprehensive income (loss) attributable to Fossil Group, Inc.	$5,118	$(38,216)	$(9,096)	$(37,758)
Earnings (loss) per share:
Basic	$0.20	$(0.76)	$0.00	$(1.13)
Diluted	$0.19	$(0.76)	$0.00	$(1.13)
Weighted average common shares outstanding:
Basic	59,147	52,363	58,852	53,089
Diluted	61,157	52,363	60,922	53,089

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended October 3, 2026
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, July 4, 2026	59,107	$591	$330,491	$(4,525)	$(174,005)	$(62,665)	$89,887	$(15,893)	$73,994
Common stock issued upon exercise of restricted stock units	255	3	(3)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(40)	—	—	(40)	—	(40)
Retirement of common stock	(10)	—	(40)	40	—	—	—	—	—
Dissolution of subsidiary minority interest	—	—	—	—	—	—	—	40	40
Stock-based compensation	—	—	1,841	—	—	—	1,841	—	1,841
Net income (loss)	—	—	—	—	11,683	—	11,683	(283)	11,400
Other comprehensive income (loss)	—	—	—	—	—	(6,565)	(6,565)	—	(6,565)
Balance, October 3, 2026	59,352	$594	$332,289	$(4,525)	$(162,322)	$(69,230)	$96,806	$(16,136)	$80,670

For the 13 Weeks Ended October 4, 2025
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, July 5, 2025	53,785	$538	$316,146	$—	$(104,138)	$(62,276)	$150,270	$(16,359)	$133,911
Common stock issued upon exercise of restricted stock units	66	—	—	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(4,529)	—	—	(4,529)	—	(4,529)
Retirement of common stock	(4)	—	(4)	4	—	—	—	—	—
Issuance of pre-funded warrants	—	—	4,500	—	—	—	4,500	—	4,500
Stock-based compensation	—	—	581	—	—	—	581	—	581
Net income (loss)	—	—	—	—	(39,869)	—	(39,869)	(169)	(40,038)
Other comprehensive income (loss)	—	—	—	—	—	1,653	1,653	—	1,653
Balance, October 4, 2025	53,847	$538	$321,223	$(4,525)	$(144,007)	$(60,623)	$112,606	$(16,528)	$96,078

For the 39 Weeks Ended October 3, 2026
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, January 3, 2026	58,354	$584	$329,232	$(4,525)	$(162,567)	$(59,889)	$102,835	$(16,059)	$86,776
Common stock issued upon exercise of restricted stock units	1,204	12	(12)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(1,107)	—	—	(1,107)	—	(1,107)
Retirement of common stock	(208)	(2)	(1,105)	1,107	—	—	—	—	—
Dissolution of subsidiary minority interest	—	—	—	—	—	—	—	40	40
Issuance of pre-funded warrants	2	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,174	—	—	—	4,174	—	4,174
Net income (loss)	—	—	—	—	245	—	245	(117)	128
Other comprehensive income (loss)	—	—	—	—	—	(9,341)	(9,341)		(9,341)
Balance, October 3, 2026	59,352	$594	$332,289	$(4,525)	$(162,322)	$(69,230)	$96,806	$(16,136)	$80,670

For the 40 Weeks Ended October 4, 2025
	Common stock		Additional paid-in capital	Treasury stock	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 28, 2024	53,254	$533	$315,042	$—	$(84,268)	$(82,604)	$148,703	$(11,979)	$136,724
Common stock issued upon exercise of restricted stock units	733	7	(7)	—	—	—	—	—	—
Acquisition of common stock	—	—	—	(4,662)	—	—	(4,662)	—	(4,662)
Retirement of common stock	(140)	(2)	(135)	137	—	—	—	—	—
Issuance of pre-funded warrants	—	—	4,500	—	—	—	4,500	—	4,500
Stock-based compensation	—	—	1,823	—	—	—	1,823	—	1,823
Net income (loss)	—	—	—	—	(59,739)	—	(59,739)	(250)	(59,989)
Other comprehensive income (loss)	—	—	—	—	—	21,981	21,981	—	21,981
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	(4,299)	(4,299)
Balance, October 4, 2025	53,847	$538	$321,223	$(4,525)	$(144,007)	$(60,623)	$112,606	$(16,528)	$96,078

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 39 Weeks Ended October 3, 2026	For the 40 Weeks Ended October 4, 2025
Operating Activities:
Net income (loss)	$128	$(59,989)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and accretion	6,994	9,722
Non-cash lease expense	41,814	42,702
Stock-based compensation	4,174	1,774
Decrease in allowance for returns and markdowns	(8,180)	(5,626)
Net gain on disposal of assets	(1,061)	(12,521)
Gain on sale of subsidiary	(752)	—
Property, plant and equipment and other long-lived asset impairment losses	909	567
Loss on extinguishment of debt	—	1,722
Other non-cash items	11,205	2,840
Changes in operating assets and liabilities:
Accounts receivable	(10,113)	6,859
Inventories	(42,218)	19,345
Prepaid expenses and other current assets	7,303	5,221
Accounts payable	12,682	(29,805)
Accrued expenses	(9,369)	(13,719)
Income taxes	4,266	8,923
Operating lease liabilities	(46,219)	(51,113)
Net cash (used in) operating activities	(28,437)	(73,098)
Investing Activities:
Additions to property, plant and equipment	(3,910)	(1,431)
(Increase) decrease in intangible and other assets	(312)	1,838
Proceeds from the sale of property, plant and equipment	740	21,432
Net proceeds from the sale of subsidiary	2,321	—
Net cash (used in) provided by investing activities	(1,161)	21,839
Financing Activities:
Acquisition of common stock	(1,107)	(162)
Distribution of noncontrolling interest earnings	—	(4,299)
Debt borrowings	43,117	98,950
Debt payments	(18,861)	(89,127)
Debt issuance costs	(7,410)	(7,418)
Net cash provided by financing activities	15,739	(2,056)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,872)	12,482
Net decrease in cash, cash equivalents, and restricted cash	(16,731)	(40,833)
Cash, cash equivalents, and restricted cash:
Beginning of period	99,426	126,592
End of period	$82,695	$85,759

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The prior fiscal year ended January 3, 2026 was a 53-week year, with the additional week being included in the first quarter. Accordingly, the information presented herein includes the thirteen-week period ended October 3, 2026 (“Third Quarter”) as compared to the thirteen-week period ended October 4, 2025 (“Prior Year Quarter”), and the thirty-nine week period ended October 3, 2026 ("Year To Date Period") as compared to the forty week period ended October 4, 2025 ("Prior Year YTD Period"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of October 3, 2026, and the results of operations for the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period. All adjustments are of a normal, recurring nature.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended October 3, 2026	For the 13 Weeks Ended October 4, 2025	For the 39 Weeks Ended October 3, 2026	For the 40 Weeks Ended October 4, 2025
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$11,683	$(39,869)	$245	$(59,739)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	59,147	52,363	58,852	53,089
Basic EPS	$0.20	$(0.76)	$0.00	$(1.13)
Diluted EPS computation:
Diluted weighted average common shares outstanding	61,157	52,363	60,922	53,089
Diluted EPS	$0.19	$(0.76)	$0.00	$(1.13)

Weighted average shares issuable under stock-based awards that were not included in the diluted EPS calculation because they were antidilutive were approximately 2.1 thousand and 1.7 million at the end of the Third Quarter and Year To Date Period, respectively. The total antidilutive weighted average shares included 0.0 million and 1.4 million weighted average performance-based shares at the end of the Third Quarter and Year To Date Period, respectively.
At the end of the Prior Year Quarter and Prior Year YTD Period, approximately 5.3 million and 4.0 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 1.2 million and 0.8 million weighted average performance-based shares at the end of the Prior Year Quarter and Prior Year YTD Period, respectively. The total antidilutive weighted average shares included 1.4 million and 0.5 million weighted average shares issuable under pre-funded warrants at the end of the Prior Year Quarter and Prior Year YTD Period, respectively.
Cash, Cash Equivalents and Restricted Cash. Restricted cash included in intangible and other assets-net was comprised primarily of pledged collateral to secure bank guarantees for the purpose of obtaining retail space. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of October 3, 2026 and October 4, 2025 that are presented in the condensed consolidated statement of cash flows (in thousands):

	October 3, 2026	October 4, 2025
Cash and cash equivalents	$77,049	$79,216
Restricted cash included in prepaid expenses and other current assets	3,914	4,330
Restricted cash included in intangible and other assets-net	1,732	2,213
Cash, cash equivalents and restricted cash	$82,695	$85,759

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
2. REVENUE
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended October 3, 2026
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$95,259	$70,064	$67,032	$—	$232,355
Smartwatches	831	38	(6)	—	863
Total watches	$96,090	$70,102	$67,026	$—	$233,218
Leathers	7,524	1,517	2,971	—	12,012
Jewelry	4,783	12,131	5,125	—	22,039
Other	1,602	1,468	554	345	3,969
Consolidated	$109,999	$85,218	$75,676	$345	$271,238

Timing of revenue recognition
Revenue recognized at a point in time	$109,999	$85,211	$75,666	$345	$271,221
Revenue recognized over time	—	7	10	—	17
Consolidated	$109,999	$85,218	$75,676	$345	$271,238

	For the 13 Weeks Ended October 4, 2025
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$91,281	$73,895	$57,028	$—	$222,204
Smartwatches	3,343	273	216	—	3,832
Total watches	$94,624	$74,168	$57,244	$—	$226,036
Leathers	9,547	1,591	3,956	—	15,094
Jewelry	3,975	13,825	7,257	—	25,057
Other	1,588	1,565	529	332	4,014
Consolidated	$109,734	$91,149	$68,986	$332	$270,201

Timing of revenue recognition
Revenue recognized at a point in time	$109,697	$91,084	$68,942	$332	$270,055
Revenue recognized over time	37	65	44	—	146
Consolidated	$109,734	$91,149	$68,986	$332	$270,201

	For the 39 Weeks Ended October 3, 2026
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$261,478	$172,185	$163,170	$—	$596,833
Smartwatches	3,666	2	313	—	3,981
Total watches	$265,144	$172,187	$163,483	$—	$600,814
Leathers	20,740	4,483	9,109	—	34,332
Jewelry	13,164	31,972	14,264	—	59,400
Other	4,430	3,887	1,680	1,144	11,141
Consolidated	$303,478	$212,529	$188,536	$1,144	$705,687

Timing of revenue recognition
Revenue recognized at a point in time	$303,464	$212,502	$188,500	$1,144	$705,610
Revenue recognized over time	14	27	36	—	77
Consolidated	$303,478	$212,529	$188,536	$1,144	$705,687

	For the 40 Weeks Ended October 4, 2025
	Americas	Europe	Asia	Corporate	Total
Product type
Watches:
Traditional watches	$246,459	$186,718	$152,103	$—	$585,280
Smartwatches	7,997	1,265	15	—	9,277
Total watches	$254,456	$187,983	$152,118	$—	$594,557
Leathers	30,015	5,927	13,279	—	49,221
Jewelry	13,783	36,452	16,473	—	66,708
Other	4,960	5,289	1,876	1,271	13,396
Consolidated	$303,214	$235,651	$183,746	$1,271	$723,882

Timing of revenue recognition
Revenue recognized at a point in time	$303,069	$235,424	$183,568	$1,271	$723,332
Revenue recognized over time	145	227	178	—	550
Consolidated	$303,214	$235,651	$183,746	$1,271	$723,882

Contract Balances. As of October 3, 2026, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had (i) no contract liabilities as of October 3, 2026 and January 3, 2026 related to remaining performance obligations on licensing income, (ii) less than $0.1 million and $0.1 million as of October 3, 2026 and January 3, 2026, respectively, related to remaining performance obligations on wearable technology products and (iii) $1.2 million and $1.7 million as of October 3, 2026 and January 3, 2026, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	October 3, 2026	January 3, 2026
Components and parts	$15,597	$15,575
Finished goods	173,588	136,221
Inventories	$189,185	$151,796

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 39 Weeks Ended October 3, 2026	For the 40 Weeks Ended October 4, 2025
Beginning balance	$4,343	$6,113
Settlements in cash or kind	(1,847)	(3,006)
Warranties issued and adjustments to preexisting warranties (1)	778	1,740
Ending balance	$3,274	$4,847
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended October 3, 2026	For the 13 Weeks Ended October 4, 2025	For the 39 Weeks Ended October 3, 2026	For the 40 Weeks Ended October 4, 2025
Income tax (benefit) expense	$9,186	$7,956	$18,340	$17,555
Effective tax rate	44.6%	(24.8)%	99.3%	(41.4)%
The effective tax rate in the Third Quarter differed from the Prior Year Quarter primarily due to increased earnings as well as to a change in the Company’s global mix of earnings and valuation allowance adjustments. The effective tax rate for all periods presented are different from U.S. federal statutory rate primarily due to the global mix of earnings and valuation allowance adjustments.

6. STOCKHOLDERS’ EQUITY
Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 59,352,097 and 58,354,014 shares issued and outstanding at October 3, 2026 and January 3, 2026, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at October 3, 2026 or January 3, 2026. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
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

As of October 3, 2026, the Company had $15.5 million of repurchase authorizations remaining under its repurchase program. The Company did not repurchase any common stock under its authorized stock repurchase plans during the Third Quarter or Prior Year Quarter.
Warrant Agreements. On August 13, 2025, the Company entered into a securities exchange agreement with certain institutional stockholders (the "Exchanging Stockholders”), pursuant to which the Company agreed to exchange an aggregate of 2.5 million shares of the Company’s common stock, par value $0.01 per share (the "Surrendered Shares”), owned by the Exchanging Stockholders for pre-funded warrants (the "Exchange Warrants”) to purchase an aggregate of 2.5 million shares of common stock with an exercise price of $0.01 per share. The Exchange Warrants will not expire prior to exercise. The Company also agreed to pay the Exchanging Stockholders an amount of $0.01 per share for the Surrendered Shares. The Exchange Warrants are exercisable at any time, except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. The Exchange Warrants were determined to be equity classified in accordance with ASC 815 and have been included in the weighted-average number of shares of common stock used to calculate basic and diluted EPS because the shares may be issued for nominal consideration. As of October 3, 2026, 2.5 million Exchange Warrants were outstanding.

7. EMPLOYEE BENEFIT PLANS
Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the Third Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at July 4, 2026	4,764	$3.60
Granted	142	5.88
Vested	(256)	3.28
Forfeited	(19)	4.39
Nonvested at October 3, 2026	4,631	$3.68

The total fair value of restricted stock units vested was $1.6 million during the Third Quarter. Vesting of performance restricted stock units is based on the Company's stock market performance.
Long-Term Incentive Plans. On April 29, 2024, the Company's Board of Directors adopted the 2024 Long-Term Incentive Plan ("2024 Plan"), which was approved by the Company’s stockholders at the Company’s Annual Shareholder Meeting on June 21, 2024. The 2024 Plan replaced and superseded the previously adopted 2016 Long-Term Incentive Plan. An aggregate of 7,000,000 shares of the Company's common stock were reserved for issuance pursuant to the Company's 2024 Plan. On May 6, 2026, the Company’s Board of Directors adopted the First Amendment to the 2024 Long-Term Incentive Plan (the “First Amendment”), which was approved by the Company’s stockholders at the Company’s Annual Shareholder Meeting on October 2, 2026. The First Amendment increased the maximum number of shares of the Company’s common stock reserved for issuance pursuant to the Company’s 2024 Plan by an additional 7,000,000 shares.
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

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables disclose changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended October 3, 2026
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(67,807)	$1,338	$3,804	$(62,665)
Other comprehensive income (loss) before reclassifications	(6,565)	—	—	(6,565)
Total other comprehensive income (loss)	(6,565)	—	—	(6,565)
Ending balance	$(74,372)	$1,338	$3,804	$(69,230)

	For the 13 Weeks Ended October 4, 2025
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(67,882)	$1,338	$4,268	$(62,276)
Other comprehensive income (loss) before reclassifications	1,653	—	—	1,653
Total other comprehensive income (loss)	1,653	—	—	1,653
Ending balance	$(66,229)	$1,338	$4,268	$(60,623)

	For the 39 Weeks Ended October 3, 2026
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(65,031)	$1,338	$3,804	$(59,889)
Other comprehensive income (loss) before reclassifications	(9,341)	—	—	(9,341)
Total other comprehensive income (loss)	(9,341)	—	—	(9,341)
Ending balance	$(74,372)	$1,338	$3,804	$(69,230)

	For the 40 Weeks Ended October 4, 2025
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(88,684)	$1,812	$4,268	$(82,604)
Other comprehensive income (loss) before reclassifications	22,455	140	—	22,595
Amounts reclassed from accumulated other comprehensive income (loss)	—	614	—	614
Total other comprehensive income (loss)	22,455	(474)	—	21,981
Ending balance	$(66,229)	$1,338	$4,268	$(60,623)

See Note 10—Derivatives and Risk Management for additional disclosures about the Company’s use of derivatives.

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
Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended October 3, 2026
	Americas	Europe	Asia	Corporate	Total
Net sales	$109,999	$85,218	$75,676	$345	$271,238
Cost of sales	45,579	28,859	31,293	3,218	108,949
Gross profit	$64,420	$56,359	$44,383	$(2,873)	$162,289
Marketing	7,356	5,752	5,099	1,843	20,050
Compensation and benefits	16,184	15,261	6,856	27,336	65,637
Depreciation and amortization	564	487	321	783	2,155
Other segment items (1)	12,252	9,897	7,215	19,758	49,122
Operating income (loss)	$28,064	$24,962	$24,892	$(52,593)	$25,325

	For the 13 Weeks Ended October 4, 2025
	Americas	Europe	Asia	Corporate	Total
Net sales	$109,734	$91,149	$68,986	$332	$270,201
Cost of sales	53,826	34,492	28,254	21,203	137,775
Gross profit	$55,908	$56,657	$40,732	$(20,871)	$132,426
Marketing	8,200	6,935	5,678	11,032	31,845
Compensation and benefits	14,191	18,182	8,034	24,503	64,910
Depreciation and amortization	655	627	332	1,698	3,312
Other segment items (1)	13,053	10,152	7,910	22,924	54,039
Operating income (loss)	$19,809	$20,761	$18,778	$(81,028)	$(21,680)

	For the 39 Weeks Ended October 3, 2026
	Americas	Europe	Asia	Corporate	Total
Net sales	$303,478	$212,529	$188,536	$1,144	$705,687
Cost of sales	119,251	75,143	73,739	9,767	277,900
Gross profit	$184,227	$137,386	$114,797	$(8,623)	$427,787
Marketing	17,644	14,342	12,676	4,835	49,497
Compensation and benefits	44,777	47,357	20,685	73,397	186,216
Depreciation and amortization	1,555	1,554	1,031	2,679	6,819
Other segment items (1)	37,062	25,603	20,273	61,743	144,681
Operating income (loss)	$83,189	$48,530	$60,132	$(151,277)	$40,574

	For the 40 Weeks Ended October 4, 2025
	Americas	Europe	Asia	Corporate	Total
Net sales	$303,214	$235,651	$183,746	$1,271	$723,882
Cost of sales	139,800	89,581	70,993	21,360	321,734
Gross profit	$163,414	$146,070	$112,753	$(20,089)	$402,148
Marketing	16,389	13,855	12,929	12,948	56,121
Compensation and benefits	44,250	54,890	25,152	82,647	206,939
Depreciation and amortization	2,074	2,116	1,333	4,052	9,575
Other segment items (1)	37,730	14,270	24,601	72,851	149,452
Operating income (loss)	$62,971	$60,939	$48,738	$(192,587)	$(19,939)
(1) Other segment items for each reportable segment include long-lived asset impairments, restructuring charges, facility costs, overhead expenses, fixed asset disposals and other operating costs.

The following table reflects net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended October 3, 2026		For the 13 Weeks Ended October 4, 2025
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$232,355	85.7%	$222,204	82.2%
Smartwatches	863	0.3	3,832	1.4
Total watches	$233,218	86.0%	$226,036	83.6%
Leathers	12,012	4.4	15,094	5.6
Jewelry	22,039	8.1	25,057	9.3
Other	3,969	1.5	4,014	1.5
Total	$271,238	100.0%	$270,201	100.0%

	For the 39 Weeks Ended October 3, 2026		For the 40 Weeks Ended October 4, 2025
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches:
Traditional watches	$596,833	84.6%	$585,280	80.9%
Smartwatches	3,981	0.6	9,277	1.3
Total watches	$600,814	85.2%	$594,557	82.2%
Leathers	34,332	4.9	49,221	6.8
Jewelry	59,400	8.4	66,708	9.2
Other	11,141	1.5	13,396	1.8
Total	$705,687	100.0%	$723,882	100.0%

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
As of October 3, 2026, the fair value amount on a gross basis for the Company's non-designated derivative instruments as separate asset and liability values was $0.8 million included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

As of October 3, 2026, the Company had the following outstanding non-designated forward contracts that were entered into to hedge future payments of inventory transactions and intercompany loan settlements (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	19.2	U.S. dollar	22.2
Canadian dollar	3.0	U.S. dollar	2.2
Mexican peso	95.7	U.S. dollar	5.4

The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes are set forth below (in thousands):

For the 40 Weeks Ended October 4, 2025
Cash flow hedges:
Forward contracts	$140
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$140
The following tables disclose the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended October 3, 2026	For the 13 Weeks Ended October 4, 2025
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$485	$(7)

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 39 Weeks Ended October 3, 2026	For the 40 Weeks Ended October 4, 2025
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$—	$614
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$787	$12

The following tables summarize the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended October 3, 2026		For the 13 Weeks Ended October 4, 2025
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$108,949	$4,163	$137,775	$(6,231)
Gain (loss) on cash flow hedging relationships:
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$485	$—	$(7)

	Effect of Derivative Instruments
	For the 39 Weeks Ended October 3, 2026		For the 40 Weeks Ended October 4, 2025
	Cost of Sales	Other Income (Expense)-net	Cost of Sales	Other Income (Expense)-net
Total amounts of income and expense line items presented in the condensed consolidated statements of income (loss) and comprehensive income (loss) in which the effects of cash flow hedges are recorded	$277,900	$3,577	$321,734	$(9,536)
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	$—	$—	$—	$614
Forward contracts not designated as hedging instruments:
Total gain (loss) recognized in income	$—	$787	$—	$12

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 3, 2026 (in thousands):

	Fair Value at October 3, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$822	$—	$822
Total	$—	$822	$—	$822
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
As of October 3, 2026, the Company's First-Out Notes and Second-Out Notes (as defined in Note 15— Debt Activity), excluding unamortized debt issuance costs and original issue discount, were recorded at cost and had a carrying value of $185.1 million and their fair value approximated their carrying value. The Company's Revolving Credit Facility (as defined in Note 15—Debt Activity) was recorded at cost and had a carrying value of $44.0 million and its fair value approximated its carrying value. The fair value of each of the Company's First-Out Notes, Second-Out Notes and Revolving Credit Facility was based on Level 3 inputs.
During the Year To Date Period, operating lease right-of-use ("ROU") assets with a carrying amount of $2.7 million and property, plant and equipment-net with a carrying value of $0.3 million were written down to a fair value of $2.0 million and $0.1 million, respectively, resulting in impairment charges of $0.9 million. During the Prior Year YTD Period, ROU assets with a carrying amount of $1.6 million were written down to a fair value of $1.0 million, resulting in impairment charges of $0.6 million.
The fair values of operating lease ROU assets and fixed assets related to retail stores were determined using Level 3 inputs, including forecasted cash flows and discount rates. Of the $0.9 million impairment expense in the Year To Date Period, $0.8 million and $0.1 million were recorded in other long-lived asset impairments in the Americas segment and Asia segment, respectively. Of the $0.6 million impairment expense in the Prior Year YTD Period, $0.6 million was recorded in other long-lived asset impairments in the Americas segment.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		October 3, 2026		January 3, 2026
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$3,978	$3,532	$3,978	$3,461
Patents	3 - 20 yrs.	850	610	850	594
Trade name	6 yrs.	4,502	4,502	4,502	4,502
Other	7 - 20 yrs.	277	268	278	252
Total intangibles-subject to amortization		9,607	8,912	9,608	8,809
Intangibles-not subject to amortization:
Trade names		8,433		8,433
Other assets:
Deposits		13,557		14,246
Deferred tax asset-net		17,557		18,123
Restricted cash		1,732		2,352
Debt issuance costs		17,935		22,538
Other		2,955		2,505
Total other assets		53,736		59,764
Total intangible and other assets		$71,776	$8,912	$77,805	$8,809
Total intangible and other assets-net			$62,864		$68,996
Amortization expense for intangible assets was less than $0.1 million and $0.6 million for the Third Quarter and the Prior Year Quarter, respectively, and $0.1 million and $0.7 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2026 (remaining)	$34
2027	$120
2028	$114
2029	$83
2030	$72
Thereafter	$272

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
The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended October 3, 2026	For the 13 Weeks Ended October 4, 2025	For the 39 Weeks Ended October 3, 2026	For the 40 Weeks Ended October 4, 2025
Operating lease cost(1)	SG&A	$13,790	$13,597	$40,911	$41,348
Short-term lease cost	SG&A	$102	$164	$227	$439
Variable lease cost	SG&A	$3,881	$5,096	$11,273	$14,059
_______________________________________________
(1) Includes sublease income, which was immaterial.

The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	October 3, 2026	January 3, 2026
Assets
Operating	Operating lease ROU assets	$145,936	$118,302
Liabilities
Current:
Operating	Current operating lease liabilities	$27,466	$34,768
Noncurrent:
Operating	Long-term operating lease liabilities	$134,837	$104,442

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	October 3, 2026	January 3, 2026
Weighted-average remaining lease term:
Operating leases	6.4 years	6.1 years
Weighted-average discount rate:
Operating leases	15.1%	15.2%

Future minimum lease payments by year as of October 3, 2026 were as follows (in thousands):

Fiscal Year	Operating Leases
2026 (remaining)	$14,105
2027	51,746
2028	41,448
2029	36,950
2030	30,150
Thereafter	90,715
Total lease payments	$265,114
Less: Interest	102,811
Total lease obligations	$162,303

Supplemental cash flow information related to leases was as follows (in thousands):

	For the 39 Weeks Ended October 3, 2026	For the 40 Weeks Ended October 4, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46,219	$51,113
Leased assets obtained in exchange for new operating lease liabilities	56,459	23,936

As of October 3, 2026, the Company did not have any material operating or finance leases that have been signed but not commenced.

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

The Company had net borrowings of $3.0 million and $28.0 million under the Revolving Credit Facility during the Third Quarter and Year To Date Period, respectively. As of October 3, 2026, the Company had available borrowing capacity of $34.7 million under the Revolving Credit Facility. Such amount is less than the $150 million total revolving commitments under the Revolving Credit Facility due to a reduction of borrowing capacity pursuant to the borrowing base. As of October 3, 2026, the Company had unamortized debt issuance costs of $14.3 million and original issue discount of $6.9 million recorded in long-term debt, and unamortized debt issuance costs of $17.9 million recorded in intangible and other assets-net on the Company's consolidated balance sheets. The Company incurred approximately $4.3 million and $12.9 million of interest expense related to the Notes during the Third Quarter and Year To Date Period, respectively. The Company incurred approximately $0.9 million and $2.0 million of interest expense related to the Revolving Credit Facility during the Third Quarter and Year To Date Period, respectively. The Company incurred approximately $3.6 million and $10.5 million of interest expense related to the amortization of debt issuance costs and original issue discount during the Third Quarter and Year To Date Period, respectively. At October 3, 2026, the Company was in compliance with all debt covenants related to its credit facilities. The First-Out Notes bear interest at a rate of 9.50% per annum. Interest on the First-Out Notes is payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year. The First-Out Notes mature on January 1, 2029. The Second-Out Notes bear interest at a rate of 7.50% per annum. Interest on the Second-Out Notes is payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year. The Second-Out Notes mature on June 30, 2029.
The Company may redeem the First-Out Notes at any time at a redemption price of 107.500%. The Company may redeem the Second-Out Notes at any time at a redemption price of 100.000%.
16. RESTRUCTURING
    In fiscal 2024, the Company announced a plan to return to profitable growth (the "Turnaround Plan"). The Turnaround Plan is centered on three key areas: (i) refocusing on the core, (ii) rightsizing the cost structure, and (iii) strengthening the balance sheet. The Company achieved selling, general and administrative ("SG&A") cost savings of approximately $100 million in fiscal 2025 as compared to fiscal 2024 through a series of initiatives including a strategic reduction in force which occurred in February 2025, the reduction in costs associated with the transition of smaller international markets to a distributor model, and the closing of 49 FOSSIL retail stores during fiscal 2025. Beginning in fiscal year 2026, the Company moved forward to a new chapter in its Turnaround Plan, with a focus on three new strategic pillars: (i) driving profitable growth, (ii) optimizing our operating model, and (iii) building shareholder value. The Company incurred $41 million and $7 million in charges under the Turnaround Plan in fiscal years 2025 and 2024, respectively, and expects to incur approximately $10 million in charges in fiscal year 2026 as it completes the plan.
The following table shows a summary of Turnaround Plan charges (in thousands):

	For the 13 Weeks Ended October 3, 2026	For the 13 Weeks Ended October 4, 2025	For the 39 Weeks Ended October 3, 2026	For the 40 Weeks Ended October 4, 2025
Restructuring expenses	$2,901	$6,789	$8,375	$29,905
Consolidated	$2,901	$6,789	$8,375	$29,905

Turnaround Plan restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended October 3, 2026	For the 13 Weeks Ended October 4, 2025	For the 39 Weeks Ended October 3, 2026	For the 40 Weeks Ended October 4, 2025
Americas	$188	$58	$866	$1,049
Europe	682	1,601	1,421	5,246
Asia	359	356	450	1,442
Corporate	1,672	4,774	5,638	22,168
Consolidated	$2,901	$6,789	$8,375	$29,905

The following table shows a rollforward of the accrued liability related to the Company’s Turnaround Plan (in thousands):

	For the 13 Weeks Ended October 3, 2026
	Liabilities			Liabilities
	July 4, 2026	Charges	Cash Payments	October 3, 2026
Professional services	$5,166	$1,616	$3,592	$3,190
Severance and employee-related benefits	1,974	1,285	1,800	1,459
Total	$7,140	$2,901	$5,392	$4,649

	For the 13 Weeks Ended October 4, 2025
	Liabilities				Liabilities
	July 5, 2025	Charges	Cash Payments	Non-cash Items	October 4, 2025
Store closures	$—	$13	$—	$13	$—
Professional services	5,976	3,487	5,876	—	3,587
Severance and employee-related benefits	6,079	3,289	4,428	—	4,940
Total	$12,055	$6,789	$10,304	$13	$8,527

	For the 39 Weeks Ended October 3, 2026
	Liabilities				Liabilities
	January 3, 2026	Charges	Cash Payments	Non-cash Items	October 3, 2026
Store closures	$—	$16	$—	$16	$—
Professional services	5,561	4,656	7,027	—	3,190
Severance and employee-related benefits	6,268	3,703	8,512	—	1,459
Total	$11,829	$8,375	$15,539	$16	$4,649

	For the 40 Weeks Ended October 4, 2025
	Liabilities				Liabilities
	December 28, 2024	Charges	Cash Payments	Non-cash Items	October 4, 2025
Store closures	$—	$23	$—	$23	$—
Professional services	—	14,529	10,942	—	3,587
Severance and employee-related benefits	—	15,353	10,364	49	4,940
Total	$—	$29,905	$21,306	$72	$8,527
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen week periods ended October 3, 2026 (the “Third Quarter”) and October 4, 2025 (the “Prior Year Quarter”), and the thirty-nine week period ended October 3, 2026 (the "Year To Date Period") and the forty week period ended October 4, 2025 (the "Prior Year YTD Period"). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
Known or Anticipated Trends
Based on our recent operating results and current perspectives on our operating environment, we anticipate the following trends will continue to impact our operating results:
Tariffs Exposure: Most of our products are assembled or manufactured overseas, with the substantial majority of our products imported from China during fiscal year 2025. In fiscal 2025, we generated 32.6% of our net sales within the U.S. In early 2025, the current U.S. presidential administration announced significant new tariffs on foreign imports into the U.S., including from China. Throughout 2025, U.S. trade policies experienced rapid changes and significant volatility, including tariff increases imposed under multiple legal authorities and retaliatory actions by foreign countries. In February 2026, the Supreme Court of the United States held that the President of the United States is not authorized to impose tariffs under the International Economic Emergency Powers Act (“IEEPA”), resulting in the elimination of certain higher tariff rates against most major trading partners, including China. Following that ruling, the U.S. Court of International Trade ("CIT") issued an order directing U.S. Customs and Border Protection ("CBP") to process refunds of the IEEPA tariffs. CBP is proceeding with a phased rollout of refunds. Any potential recovery of IEEPA tariffs through this established process represents a loss recovery. During the Year To Date Period, we received refund claims under Phase I of the IEEPA refund process in the amount of $5.5 million and have recorded a receivable for an additional $0.4 million. Of the $5.9 million in total claims recorded, $4.9 million and $1.0 million were recorded as reductions of cost of sales and SG&A, respectively, during the Year To Date Period. $3.6 million in total claims recorded in the Year To Date Period relate to tariffs incurred in the prior year and have been adjusted out of Adjusted EBITDA, Adjusted Operating Income (Loss), Constant Currency Adjusted Operating Income (Loss), Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share. As of October 3, 2026, the Company has not recognized any receivable or loss recovery related to additional refunds of IEEPA tariffs because the realization of any recovery is dependent on future events, and the Company cannot conclude that recovery is probable as of the date of this quarterly report; however, it is reasonably possible that additional potential refunds of IEEPA tariffs could be material.
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
World Conflicts: We continuously monitor the direct and indirect impacts of ongoing and emerging military conflicts, including the conflict between Russia and Ukraine, as well as military actions in the Middle East, which began with U.S. and Israeli hostilities with Iran and subsequent retaliatory actions by Iran, and subsequently expanded to include neighboring countries. We have no operations in Russia or Iran, and limited operations in Ukraine, Israel and the broader Middle East, all of which are primarily conducted through third-party distributors. While our direct exposure in these regions is limited, new conflicts, the continuation of the current military conflicts or an escalation of the conflicts beyond their current scope may have a number of impacts, including, but not limited to, higher fuel prices, a weakening of the global economy and negative consumer confidence, and could also result in additional inflationary pressures and supply chain constraints. We will continue to monitor developments and assess any material impacts on our business, operations, or financial results.
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

Compared with the Prior Year Quarter, Third Quarter net sales returned to growth, gross profit margin rates expanded to 59.8% from 49.0% and our operating income results improved to operating income of $25.3 million from an operating loss of $21.7 million, reflecting our dedication and progress in our Turnaround Plan.
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
Americas: The Americas segment is comprised of sales from our operations in the United States, Canada and Latin America. Sales are generated through diversified distribution channels that include wholesalers, distributors, and direct to consumer. Within our channels, we sell our products through a variety of physical points of sale, distributors and e-commerce channels. In the direct to consumer channel, we had 89 Company-owned stores as of the end of the Third Quarter and an extensive collection of products available through our owned websites.
Europe: The Europe segment is comprised of sales to customers based in European countries, the Middle East and Africa. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within our channels, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 35 Company-owned stores as of the end of the Third Quarter and an extensive collection of products available through our owned websites.
Asia: The Asia segment is comprised of sales to customers based in Australia, greater China (including mainland China, Hong Kong SAR, Macau SAR and Taiwan), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea and Thailand. Sales are generated through diversified distribution channels that include wholesalers, distributors and direct to consumer. Within our channels, we sell our products through a variety of physical points of sale, distributors, and e-commerce channels. In the direct to consumer channel, we had 50 Company-owned stores as of the end of the Third Quarter and an extensive collection of products available through our owned websites.
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
Adjusted EBITDA, Adjusted Operating Income (Loss), Constant Currency Adjusted Operating Income (Loss), Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share: Adjusted EBITDA, Adjusted operating income (loss), Constant currency adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share are non-GAAP financial measures. We define Adjusted EBITDA as our income (loss) before the impact of income taxes, plus interest expense, amortization and depreciation, impairment expense, other non-cash charges, stock-based compensation expense, restructuring expense and unamortized debt issuance costs included in loss on extinguishment of debt, minus the gain on sale of our subsidiary, gains on asset divestitures, IEEPA refund claims for tariffs incurred in the prior year and interest income. We define Adjusted operating income (loss) as operating income (loss) before impairment expense, restructuring expense, gains on asset divestitures, IEEPA refund claims for tariffs incurred in the prior year and unamortized debt issuance costs included in loss on extinguishment of debt. We define Constant currency adjusted operating income (loss) as operating income (loss) before impairment expense, restructuring expense, gains on asset divestitures and IEEPA refund claims for tariffs incurred in the prior year and excluding the effects of foreign currency exchange rate fluctuations. We define Adjusted net income (loss) and Adjusted earnings (loss) per share as net income (loss) attributable to Fossil Group, Inc. and diluted earnings (loss) per share, respectively, before impairment expense, restructuring expense, the gain on sale of our subsidiary, gains on asset divestitures, IEEPA refund claims for tariffs incurred in the prior year and unamortized debt issuance costs included in loss on extinguishment of debt. We have included Adjusted EBITDA, Adjusted operating income (loss), Constant currency adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share herein because they are widely used by investors for valuation and for comparing our financial performance with the performance of our competitors. We also use these non-GAAP financial measures to monitor and compare the financial performance of our operations. Our presentation of Adjusted EBITDA, Adjusted operating income (loss), Constant currency adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share may not be comparable to similarly titled measures other companies report. Adjusted EBITDA, Adjusted operating income (loss), Constant currency adjusted operating income (loss), Adjusted net income (loss) and Adjusted earnings (loss) per share are not intended to be used as alternatives to any measure of our performance in accordance with GAAP.
The non-GAAP financial information presented herein should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP. Reconciliations between non-GAAP financial information and the most directly comparable GAAP measure are included where applicable.
Comparable Retail Sales: Both stores and e-commerce sites are included in comparable retail sales in the thirteenth month of operation. Stores that experience a gross square footage change of 10% or more due to an expansion and/or relocation are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the expansion and/or relocation. Comparable retail sales were adjusted to normalize the 40-week Prior Year YTD Period with the 39-week Year To Date Period. Comparable retail sales also exclude the effects of foreign currency fluctuations.
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

Results of Operations
Quarterly Periods Ended October 3, 2026 and October 4, 2025
Consolidated Net Sales. Net sales increased by $1.0 million, or 0.4% (2.0% in constant currency), for the Third Quarter compared to the Prior Year Quarter. From a brand lens, the sales increase was led by the Fossil brand increasing 13.6% in constant currency as a result of strong consumer response to our product innovation and storytelling. Our store rationalization initiatives unfavorably impacted sales by approximately 190 basis points in the Third Quarter. From a regional view Asia net sales increased 9.7% (15.1% in constant currency) and the Americas increased 0.3% (0.1% in constant currency), while Europe decreased 6.6% (5.6% in constant currency), reflecting the unfavorable geopolitical climate in the region. Wholesale sales increased by 2.9% (4.4% in constant currency). Direct to consumer sales declined by 6.4% (5.9% in constant currency), due to a smaller store base. We have reduced our store footprint by 14.7% since the end of the Prior Year Quarter, including stores converted to franchises with the sale of our South Africa subsidiary. Global comparable retail sales increased by 0.1%, with sales increases in stores offsetting sales decreases in e-commerce. From a category perspective, traditional watch sales increased by 4.5% (6.4% in constant currency). Net sales in smartwatches were no longer significant, as we exited the category. The leathers category decreased by 20.5% (same in constant currency) and jewelry sales decreased by 12.4% (10.8% in constant currency), each compared to the Prior Year Quarter.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended October 3, 2026		For the 13 Weeks Ended October 4, 2025		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$110.0	40.6%	$109.7	40.6%	$0.3	0.3%	0.1%
Europe	85.2	31.4	91.2	33.8	(6.0)	(6.6)	(5.6)
Asia	75.7	27.9	69.0	25.5	6.7	9.7	15.1
Corporate	0.3	0.1	0.3	0.1	—	—	—
Total	$271.2	100.0%	$270.2	100.0%	$1.0	0.4%	2.0%
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended October 3, 2026		For the 13 Weeks Ended October 4, 2025
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$232.3	85.7%	$222.2	82.2%	$10.1	4.5%	6.4%
Smartwatches	0.9	0.3	3.8	1.4	(2.9)	(76.3)	(77.5)
Total watches	$233.2	86.0%	$226.0	83.6%	$7.2	3.2	5.0
Leathers	12.0	4.4	15.1	5.6	(3.1)	(20.5)	(20.5)
Jewelry	22.0	8.1	25.1	9.3	(3.1)	(12.4)	(10.8)
Other	4.0	1.5	4.0	1.5	—	—	—
Total	$271.2	100.0%	$270.2	100.0%	$1.0	0.4%	2.0%

In the Third Quarter, the translation of foreign-based net sales into U.S. dollars decreased net sales by $4.4 million, with unfavorable impacts of $3.7 million and $0.9 million in the Asia and Europe segments, respectively, partially offset by a favorable impact of $0.2 million in our Americas segment, each as compared to the Prior Year Quarter.
Stores. The following table sets forth the number of stores on the dates indicated below:

	October 4, 2025	Opened	Closed	Converted to Franchise	October 3, 2026
Americas	97	0	8	0	89
Europe	49	0	3	11	35
Asia	58	4	12	0	50
Total stores	204	4	23	11	174

Americas Net Sales. Americas net sales increased by $0.3 million, or 0.3% (0.1% in constant currency), during the Third Quarter compared to the Prior Year Quarter. The largest sales increases were in the FOSSIL brand and mostly offset by sales declines in MICHAEL KORS and other brands in our watch portfolio. Sales increased in the wholesale channel and decreased in the store and e-commerce channels. Comparable retail sales decreased slightly during the Third Quarter.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Americas segment (dollars in millions):

	For the 13 Weeks Ended October 3, 2026		For the 13 Weeks Ended October 4, 2025
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$95.2	86.5%	$91.3	83.2%	$3.9	4.3%	4.1%
Smartwatches	0.9	0.8	3.3	3.0	(2.4)	(72.7)	(75.8)
Total watches	$96.1	87.3%	$94.6	86.2%	$1.5	1.6	1.3
Leathers	7.5	6.8	9.5	8.7	(2.0)	(21.1)	(21.1)
Jewelry	4.8	4.4	4.0	3.6	0.8	20.0	20.0
Other	1.6	1.5	1.6	1.5	—	—	6.3
Total	$110.0	100.0%	$109.7	100.0%	$0.3	0.3%	0.1%

Europe Net Sales. Europe net sales decreased by $6.0 million, or 6.6% (5.6% in constant currency), during the Third Quarter compared to the Prior Year Quarter. Our sales decreased across much of the Eurozone and in all major distribution channels, primarily due to the increasingly challenging geopolitical environment across Europe and the Middle East. Sales increases in the FOSSIL brand were more than offset by sales declines in other brands in our portfolio. Comparable retail sales decreased slightly during the Third Quarter.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Europe segment (dollars in millions):

	For the 13 Weeks Ended October 3, 2026		For the 13 Weeks Ended October 4, 2025
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$70.1	82.3%	$73.9	81.0%	$(3.8)	(5.1)%	(4.3)%
Smartwatches	—	—	0.3	0.3	(0.3)	(100.0)	(100.0)
Total watches	$70.1	82.3%	$74.2	81.3%	$(4.1)	(5.5)	(4.6)
Leathers	1.5	1.8	1.6	1.8	(0.1)	(6.3)	(6.3)
Jewelry	12.1	14.2	13.8	15.1	(1.7)	(12.3)	(10.9)
Other	1.5	1.7	1.6	1.8	(0.1)	(6.3)	(6.3)
Total	$85.2	100.0%	$91.2	100.0%	$(6.0)	(6.6)%	(5.6)%

Asia Net Sales. Net sales in Asia increased 9.7% (15.1% in constant currency) during the Third Quarter compared to the Prior Year Quarter. Sales increases were led by India and were partially offset by sales decreases in Greater China. Sales growth was primarily in the FOSSIL, MICHAEL KORS and ARMANI EXCHANGE brands. Sales in our wholesale channel increased while sales in our direct channels decreased. Comparable retail sales increased moderately during the Third Quarter.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis from period to period for the Asia segment (dollars in millions):

	For the 13 Weeks Ended October 3, 2026		For the 13 Weeks Ended October 4, 2025
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$67.0	88.5%	$57.0	82.6%	$10.0	17.5%	23.9%
Smartwatches	—	—	0.2	0.3	(0.2)	(100.0)	(100.0)
Total watches	$67.0	88.5%	$57.2	82.9%	$9.8	17.1	23.4
Leathers	3.0	4.0	4.0	5.8	(1.0)	(25.0)	(27.5)
Jewelry	5.1	6.7	7.3	10.6	(2.2)	(30.1)	(27.4)
Other	0.6	0.8	0.5	0.7	0.1	20.0	20.0
Total	$75.7	100.0%	$69.0	100.0%	$6.7	9.7%	15.1%

Gross Profit. Gross profit of $162.3 million in the Third Quarter increased by 22.6% compared to $132.4 million in the Prior Year Quarter. Our gross profit margin rate increased to 59.8% in the Third Quarter compared to 49.0% in the Prior Year Quarter. The year-over-year increase primarily reflects reduced licensed brand minimum royalties, the accelerated timing of minimum royalty recognition as compared to the Prior Year Quarter and improved product margins in our core categories driven by benefits from our full price selling model, sourcing initiatives and reduced tariffs.
Operating Expenses. Total operating expenses in the Third Quarter decreased by 11.1% to $137.0 million, or 50.5% of net sales, compared to $154.1 million, or 57.0% of net sales, in the Prior Year Quarter. SG&A expenses were $133.9 million in the Third Quarter compared to $146.8 million in the Prior Year Quarter. As a percentage of net sales, SG&A expenses decreased to 49.4% in the Third Quarter compared to 54.3% in the Prior Year Quarter. Restructuring expenses were $2.9 million in the Third Quarter, compared to $6.8 million in the Prior Year Quarter. The translation of foreign-denominated expenses during the Third Quarter decreased operating expenses by $0.9 million when compared to the Prior Year Quarter, as a result of the stronger U.S. dollar.
Operating Income (loss). Operating income in the Third Quarter was $25.3 million as compared to an operating loss of $21.7 million in the Prior Year Quarter. As a percentage of net sales, operating margin was 9.3% in the Third Quarter compared to (8.0)% in the Prior Year Quarter. The operating margin rate in the Third Quarter included an unfavorable impact of 50 basis points due to changes in foreign currencies.
Operating income (loss) by segment was as follows (dollars in millions):

	For the 13 Weeks Ended October 3, 2026	For the 13 Weeks Ended October 4, 2025	Change		Operating Margin %
			Dollars	Percentage	2026	2025
Americas	$28.0	$19.8	$8.2	41.4%	25.5%	18.1%
Europe	25.0	20.8	4.2	20.2	29.3	22.8
Asia	24.9	18.8	6.1	32.4	32.9	27.2
Corporate	(52.6)	(81.1)	28.5	35.1
Total operating income (loss)	$25.3	$(21.7)	$47.0	(216.6)%	9.3%	(8.0)%
Interest Expense. Interest expense was $8.9 million in the Third Quarter compared to $4.2 million in the Prior Year Quarter due to increased debt issuance cost amortization, higher debt balances and increased interest rates.
Other Income (Expense)-Net. During the Third Quarter, other income (expense)-net was income of $4.2 million, compared to an expense of $6.2 million in the Prior Year Quarter. The change in other income (expense)-net was primarily due to net currency gains in the Third Quarter compared to net currency losses in the Prior Year Quarter. The Prior Year Quarter also included a $1.7 million loss on extinguishment of debt.
    Provision for Income Taxes. Income tax expense for the Third Quarter was $9.2 million, resulting in an effective income tax rate of 44.6%. For the Prior Year Quarter, income tax expense was $8.0 million, resulting in an effective income tax rate of (24.8)%. The change in the effective income tax rate was primarily driven by the Company generating pre-tax income in the Third Quarter compared to a pre-tax loss in the Prior Year Quarter, as well as shifts in the global mix of earnings and valuation allowance adjustments. The Company did not recognize a tax benefit on U.S. losses in either period, due to the uncertainty of whether they can be used in the future.

Net Income (Loss) Attributable to Fossil Group, Inc. Third Quarter net income (loss) attributable to Fossil Group, Inc. was a net income of $11.7 million, or $0.19 per diluted share, compared to a net loss of $39.9 million, or $0.76 per diluted share, in the Prior Year Quarter. The translation of foreign currencies positively impacted diluted income per share by $0.12 in the Third Quarter.

Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 13 Weeks Ended October 3, 2026		For the 13 Weeks Ended October 4, 2025
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$20.6	7.6%	$(32.1)	(11.9)%
Plus:
Interest expense	8.9		4.2
Amortization and depreciation	2.2		3.3
Other long-lived asset impairments	0.2		0.5
Other non-cash charges	0.2		0.2
Stock-based compensation	1.8		0.6
Restructuring expense	2.9		6.8
Loss on extinguishment of debt	—		1.7
Less:
Interest income	0.1		0.2
Adjusted EBITDA	$36.7	13.5%	$(15.0)	(5.6)%

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

	For the 13 Weeks Ended October 3, 2026
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	As Adjusted	Impact of Foreign Currency Exchange Rates	Constant Currency as Adjusted
Operating income (loss)	$25.3	$0.2	$2.9	$28.4	$1.8	$30.2
Operating margin (% of net sales)	9.3%			10.5%		11.0%
Interest expense	(8.9)	—	—	(8.9)
Other income (expense) - net	4.2	—	—	4.2
Income (loss) before income taxes	20.6	0.2	2.9	23.7
Provision (benefit) for income taxes	9.2	—	0.6	9.8
Less: net income attributable to noncontrolling interest	(0.3)	—	—	(0.3)
Net income (loss) attributable to Fossil Group, Inc.	$11.7	$0.2	$2.3	$14.2
Diluted earnings (loss) per share	$0.19	$—	$0.04	$0.23

	For the 13 Weeks Ended October 4, 2025
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	Loss on Extinguishment of Debt	As Adjusted
Operating income (loss)	$(21.7)	$0.5	$6.8	$—	$(14.4)
Operating margin (% of net sales)	(8.0)%				(5.3)%
Interest expense	(4.2)	—	—	—	(4.2)
Other income (expense) - net	(6.2)	—	—	1.7	(4.5)
Income (loss) before income taxes	(32.1)	0.5	6.8	1.7	(23.1)
Provision for income taxes	8.0	0.1	1.4	0.4	9.9
Less: Net income attributable to noncontrolling interest	(0.2)	—	—	—	(0.2)
Net income (loss) attributable to Fossil Group, Inc.	$(39.9)	$0.4	$5.4	$1.3	$(32.8)
Diluted earnings (loss) per share	$(0.76)	$0.01	$0.10	$0.02	$(0.63)

Fiscal Year To Date Periods Ended October 3, 2026 and October 4, 2025
Consolidated Net Sales. Net sales decreased by $18.2 million, or 2.5% (2.7% in constant currency), for the Year To Date Period compared to the Prior Year YTD Period, with declines primarily in our Europe segment as the region is increasingly impacted by the geopolitical climate in Europe and the Middle East. Net sales in the Americas segment were approximately flat, while Asia sales increased, led by strong sales growth in India. Our store rationalization initiatives comprised approximately 220 basis points of the sales decline in the Year To Date Period compared to the Prior Year YTD Period. Wholesale sales increased 6.3% (6.2% in constant currency). Direct to consumer sales declined by 16.1% (17.1% in constant currency) due to a smaller store base. We have reduced our store footprint by 30 stores (14.7%), since the end of the Prior Year Quarter, including stores converted to franchises with the sale of our South Africa subsidiary. Global comparable retail sales decreased 7.3%, mainly as a result of our return to a full-price selling model. From a category perspective, traditional watch sales increased 2.0% (2.0% in constant currency). Net sales in smartwatches decreased 57.0% (same in constant currency), as we exited the category. The leathers category decreased 30.3% (31.3% in constant currency), and jewelry sales decreased 10.9% (12.0% in constant currency). From a brand perspective, our biggest sales declines were in the EMPORIO ARMANI and FOSSIL brands.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 39 Weeks Ended October 3, 2026		For the 40 Weeks Ended October 4, 2025		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$303.5	43.0%	$303.2	41.9%	$0.3	0.1%	(0.9)%
Europe	212.5	30.1	235.7	32.6	(23.2)	(9.8)	(12.1)
Asia	188.5	26.7	183.7	25.4	4.8	2.6	6.4
Corporate	1.2	0.2	1.3	0.1	(0.1)	(7.7)	(7.7)
Total	$705.7	100.0%	$723.9	100.0%	$(18.2)	(2.5)%	(2.7)%

Net sales information by product category is summarized as follows (dollars in millions):

	For the 39 Weeks Ended October 3, 2026		For the 40 Weeks Ended October 4, 2025		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$596.8	84.6%	$585.3	80.9%	$11.5	2.0%	2.0%
Smartwatches	4.0	0.6	9.3	1.3	(5.3)	(57.0)	(57.0)
Total watches	$600.8	85.2%	$594.6	82.2%	$6.2	1.0	1.1
Leathers	34.3	4.9	49.2	6.8	(14.9)	(30.3)	(31.3)
Jewelry	59.4	8.4	66.7	9.2	(7.3)	(10.9)	(12.0)
Other	11.2	1.5	13.4	1.8	(2.2)	(16.4)	(17.2)
Total	$705.7	100.0%	$723.9	100.0%	$(18.2)	(2.5)%	(2.7)%
During the Year To Date Period, the translation of foreign-based net sales into U.S. dollars increased reported net sales by $1.2 million, including favorable impacts of $5.3 million and $2.9 million in our Europe and Americas segments, respectively, partially offset by an unfavorable impact of $7.0 million in our Asia segment compared to the Prior Year YTD Period.
Americas Net Sales. Americas net sales increased 0.1% (decreased 0.9% in constant currency), during the Year To Date Period compared to the Prior Year YTD Period. Sales growth in our wholesale channel was offset by declines in our stores and e-commerce channels. Sales increases in watches led by FOSSIL were offset by decreases in leathers and jewelry. Comparable retail sales declined moderately during the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis for the Americas segment (dollars in millions):

	For the 39 Weeks Ended October 3, 2026		For the 40 Weeks Ended October 4, 2025		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$261.4	86.1%	$246.5	81.3%	$14.9	6.0%	4.9%
Smartwatches	3.7	1.2	8.0	2.6	(4.3)	(53.8)	(53.8)
Total watches	$265.1	87.3%	$254.5	83.9%	$10.6	4.2	3.1
Leathers	20.7	6.8	30.0	9.9	(9.3)	(31.0)	(31.0)
Jewelry	13.2	4.3	13.8	4.6	(0.6)	(4.3)	(5.1)
Other	4.5	1.6	4.9	1.6	(0.4)	(8.2)	(10.2)
Total	$303.5	100.0%	$303.2	100.0%	$0.3	0.1%	(0.9)%

Europe Net Sales. Europe net sales decreased by $23.2 million, or 9.8% (12.1% in constant currency), during the Year To Date Period compared to the Prior Year YTD Period. Our sales decreased across much of the Eurozone and in all major distribution channels, primarily due to the increasingly challenging geopolitical environment in Europe and the Middle East. Comparable retail sales decreased sharply during the Year To Date Period.
The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis for the Europe segment (dollars in millions):

	For the 39 Weeks Ended October 3, 2026		For the 40 Weeks Ended October 4, 2025		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$172.2	81.0%	$186.7	79.2%	$(14.5)	(7.8)%	(10.0)%
Smartwatches	—	—	1.3	0.6	(1.3)	(100.0)	(100.0)
Total watches	$172.2	81.0%	$188.0	79.8%	$(15.8)	(8.4)	(10.6)
Leathers	4.5	2.1	5.9	2.5	(1.4)	(23.7)	(27.1)
Jewelry	32.0	15.1	36.5	15.5	(4.5)	(12.3)	(15.1)
Other	3.8	1.8	5.3	2.2	(1.5)	(28.3)	(28.3)
Total	$212.5	100.0%	$235.7	100.0%	$(23.2)	(9.8)%	(12.1)%

Asia Net Sales. Asia net sales increased by $4.8 million, or 2.6% (6.4% in constant currency), during the Year To Date Period compared to the Prior Year YTD Period. Net sales increases in our wholesale channel were partially offset by decreases in our stores and e-commerce channels. Sales growth in India was partially offset by declines in Greater China and the rest of Asia. Sales increased primarily in FOSSIL and MICHAEL KORS brands and were partially offset by decreases in EMPORIO ARMANI. Comparable retail sales increased moderately for the Year To Date Period with growth in both our stores and owned e-commerce.

The following table sets forth product net sales and the changes in product net sales on both a reported and constant currency basis for the Asia segment (dollars in millions):

	For the 39 Weeks Ended October 3, 2026		For the 40 Weeks Ended October 4, 2025		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches:
Traditional watches	$163.2	86.6%	$152.1	82.8%	$11.1	7.3%	11.9%
Smartwatches	0.3	0.2	—	—	0.3	—	—
Total watches	$163.5	86.8%	$152.1	82.8%	$11.4	7.5	12.1
Leathers	9.1	4.8	13.3	7.2	(4.2)	(31.6)	(34.6)
Jewelry	14.3	7.6	16.5	9.0	(2.2)	(13.3)	(12.1)
Other	1.6	0.8	1.8	1.0	(0.2)	(11.1)	—
Total	$188.5	100.0%	$183.7	100.0%	$4.8	2.6%	6.4%

Gross Profit. Gross profit of $427.8 million in the Year To Date Period increased by $25.6 million, or 6.4%, compared to $402.1 million in the Prior Year YTD Period. The gross profit margin rate increased to 60.6% in the Year To Date Period compared to 55.6% in the Prior Year YTD Period. The year-over-year increase primarily reflects improved product margins in our core categories driven by benefits from our full price selling model, sourcing initiatives, reduced tariffs and reduced licensed brand minimum royalties.
Operating Expenses. For the Year To Date Period, total operating expenses decreased to $387.2 million compared to $422.1 million in the Prior Year YTD Period. SG&A expenses were $377.9 million in the Year To Date Period compared to $391.6 million in the Prior Year YTD Period. As a percentage of net sales, SG&A expenses decreased to 53.6% in the Year To Date Period, compared to 54.1% in the Prior Year YTD Period. During the Year To Date Period, we incurred restructuring costs of $8.4 million, compared to restructuring costs of $29.9 million in the Prior Year YTD Period. We incurred other long-lived asset impairment charges of $0.9 million in the Year To Date Period compared to charges of $0.6 million in the Prior Year YTD Period. The translation of foreign-denominated expenses during the Year To Date Period increased operating expenses by $3.0 million when compared to the Prior Year YTD Period, as a result of the weaker U.S. dollar.
Operating Income (Loss). Operating income (loss) was income of $40.6 million in the Year To Date Period as compared to a loss of $19.9 million in the Prior Year YTD Period. As a percentage of net sales, operating margin was 5.8% in the Year To Date Period, as compared to (2.8)% in the Prior Year YTD Period. Changes in foreign currencies resulted in a 30 basis point negative impact.
Operating income (loss) by segment was as follows (dollars in millions):

	For the 39 Weeks Ended October 3, 2026	For the 40 Weeks Ended October 4, 2025	Change		Operating Margin %
			Dollars	Percentage	2026	2025
Americas	$83.2	$63.0	$20.2	32.1%	27.4%	20.8%
Europe	48.5	60.9	(12.4)	(20.4)	22.8	25.9
Asia	60.1	48.7	11.4	23.4	31.9	26.5
Corporate	(151.2)	(192.5)	41.3	21.5
Total operating income (loss)	$40.6	$(19.9)	$60.5	304.0%	5.8%	(2.8)%

Interest Expense. Interest expense was $25.7 million during the Year To Date Period compared to $13.0 million in the Prior Year YTD Period due to increased debt issuance cost amortization, higher debt balances and increased interest rates in the Year To Date Period.
Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net was income of $3.6 million in comparison to expense of $9.5 million in the Prior Year YTD Period. The change in other income (expense)-net was primarily due to net currency gains in the Year To Date Period, compared to net currency losses in the Prior Year YTD Period.
Provision for Income Taxes. Income tax expense for the Year To Date Period was $18.3 million, resulting in an effective income tax rate of 99.3%. The Prior Year YTD Period income tax expense was $17.6 million, resulting in an effective income tax rate of (41.4)%. The effective tax rate for the Year To Date Period changed from the Prior Year YTD Period, primarily due to the Company generating consolidated pre-tax income in the current year compared to a pre-tax loss in the prior year, as well as shifts in the global mix of earnings and valuation allowance adjustments. In both the current and prior year periods, tax expense was recognized on foreign earnings with no corresponding tax benefit recognized on U.S. losses. In the Prior Year YTD Period, the Company’s pre-tax loss combined with positive tax expense, resulted in a negative effective tax rate.

Net Income (Loss) Attributable to Fossil Group, Inc. For the Year To Date Period, net income was $0.2 million, or $0.00 per diluted share, in comparison to a loss of $59.7 million, or $1.13 per diluted share, in the Prior Year YTD Period. Diluted earnings per share in the Year To Date Period, as compared to the Prior Year YTD Period, was positively impacted by $0.16 per diluted share due to the impact of currency.

Adjusted EBITDA. The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial measure, which is income (loss) before income taxes. Certain line items presented in the table below, when aggregated, may not foot due to rounding (dollars in millions).

	For the 39 Weeks Ended October 3, 2026		For the 40 Weeks Ended October 4, 2025
	Dollars	% of Net Sales	Dollars	% of Net Sales
Income (loss) before income taxes	$18.5	2.6%	$(42.4)	(5.9)%
Plus:
Interest expense	25.7		13.0
Amortization and depreciation	7.0		9.7
Other long-lived asset impairments	0.9		0.6
Other non-cash charges	(0.2)		(0.2)
Stock-based compensation	4.2		1.8
Restructuring expense	8.4		29.9
Loss on extinguishment of debt	—		1.7
Less:
Gain on sale of subsidiary (1)	0.8		—
Gains on asset divestiture (2)	—		11.5
IEEPA tariff refund claims	3.6		—
Interest income	0.3		1.4
Adjusted EBITDA	$59.8	8.5%	$1.2	0.2%

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

	For the 39 Weeks Ended October 3, 2026
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	IEEPA Tariff Refund Claims	Gain on Sale of Subsidiary (1)	As Adjusted	Impact of Foreign Currency Exchange Rates	As Adjusted Constant Currency
Operating income (loss)	$40.6	$0.9	$8.4	$(3.6)	$—	$46.3	$2.0	$48.3
Operating margin (% of net sales)	5.8%					6.6%		6.9%
Interest expense	(25.7)	—	—	—	—	(25.7)
Other income (expense) - net	3.6	—	—	—	(0.8)	2.8
Income (loss) before income taxes	18.5	0.9	8.4	(3.6)	(0.8)	23.4
Provision for income taxes	18.3	0.2	1.8	(0.8)	(0.2)	19.3
Less: net income attributable to noncontrolling interest	—	—	—	—	—	—
Net income (loss) attributable to Fossil Group, Inc.	$0.2	$0.7	$6.6	$(2.8)	$(0.6)	$4.1
Diluted earnings (loss) per share	$—	$0.01	$0.11	$(0.05)	$(0.01)	$0.06

(1) Includes the gain on sale of our South Africa subsidiary

	For the 40 Weeks Ended October 4, 2025
($ in millions, except per share data):	As Reported	Other Long-Lived Asset Impairment	Restructuring Expenses	Loss on Extinguishment of Debt	Gains on Asset Divestitures(1)	As Adjusted
Operating income (loss)	$(19.9)	$0.6	$29.9	$—	$(11.5)	$(0.9)
Operating margin (% of net sales)	(2.8)%					(0.1)%
Interest expense	(13.0)	—	—	—	—	(13.0)
Other income (expense) - net	(9.5)	—	—	1.7	—	(7.8)
Income (loss) before income taxes	(42.4)	0.6	29.9	1.7	(11.5)	(21.7)
Provision for income taxes	17.6	0.1	6.3	0.4	(2.4)	22.0
Less: Net income attributable to noncontrolling interest	(0.3)	—	—	—	—	(0.3)
Net income (loss) attributable to Fossil Group, Inc.	$(59.7)	$0.5	$23.6	$1.3	$(9.1)	$(43.4)
Diluted earnings (loss) per share	$(1.13)	$0.01	$0.44	$0.02	$(0.17)	$(0.83)
(1) Includes the gains on sale of our European distribution center and equipment from a Swiss manufacturing facility

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the Third Quarter was $77.0 million, including $67.0 million held by foreign subsidiaries, in comparison to cash and cash equivalents of $79.2 million at the end of the Prior Year Quarter and $95.8 million at the end of fiscal year 2025. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by debt repayments, restructuring charges and capital expenditures.

At the end of the Third Quarter, we had net working capital of $203.6 million compared to net working capital of $168.3 million at the end of the Prior Year Quarter. At the end of the Third Quarter, we had $15,000 of short-term borrowings and $208.0 million in long-term debt including unamortized issuance costs compared to $7.0 million of short-term borrowings and $169.1 million in long-term debt including unamortized issuance costs at the end of the Prior Year Quarter.
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
Operating Activities. Cash used in operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities was $28.4 million in the Year To Date Period as compared to cash used in operating activities of $73.1 million in the Prior Year YTD Period. The improvement was primarily due to a $60.1 million increase in net income partially offset by a $29.4 million increase in working capital items for the Year To Date Period as compared to the Prior Year YTD Period.
Investing Activities. Cash provided by investing cash flows decreased $23.0 million in the Year To Date Period compared to the Prior Year YTD Period, primarily due to the sale of our European distribution center in the Prior Year YTD Period.
Financing Activities. Financing cash flows primarily consist of borrowings and repayments of debt. The $17.8 million increase in financing cash flows year-over-year was primarily due to $24.3 million of net borrowings during the Year To Date Period compared to $9.8 million of net borrowings in the Prior Year YTD Period.
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
Sources of Liquidity. We believe cash flows from operations, combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for at least the next twelve months. Although we believe we have adequate sources of liquidity, we continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, the timing of the expected benefits of our Turnaround Plan, the maturity dates of our indebtedness and other relevant considerations, including macroeconomic events, recessionary risks and tariffs. In the event our liquidity is insufficient, we may be required to limit our spending or sell assets.
The following table shows our sources of liquidity (in millions):

	October 3, 2026	October 4, 2025
Cash and cash equivalents	$77.0	$79.2
Revolving Credit Facility availability	34.7	22.7
Total liquidity	$111.7	$101.9

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
On November 13, 2025, we consummated the previously announced offer to exchange (the "Exchange Offer") with respect to the Prior Notes and the concurrent rights offering (the "Rights Offering") pursuant to a restructuring plan under Part 26A of the UK Companies Act 2006 (as amended) (the "Restructuring Plan") and together with the Exchange Offer and the Rights Offering, (the "Transactions"). In connection with the consummation of the Transactions:
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
Year To Date 2026 Activity: We had net borrowings of $28.0 million under the Revolving Credit Facility during the Year To Date Period at an average interest rate of 9.1%. As of October 3, 2026, we had $185.1 million outstanding under the Notes and $44.0 million outstanding under the Revolving Credit Facility. We also had unamortized debt issuance costs of $14.3 million and original issue discount of $6.9 million recorded in long-term debt and $17.9 million recorded in intangible and other assets-net on the condensed consolidated balance sheets. As of October 3, 2026, we had available borrowing capacity of $34.7 million under the Revolving Credit Facility. At October 3, 2026, we were in compliance with all debt covenants related to our credit facilities.
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
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of October 3, 2026.
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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors contained in Item 1A. “Risk Factors” in Part I of our 2025 Form 10-K and in other documents we file with the Securities and Exchange Commission, in evaluating the Company and its business. There have been no material changes to the risk factors set forth in our 2025 Form 10-K and subsequent quarterly reports on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares of common stock repurchased under our repurchase program during the Third Quarter.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended October 3, 2026.
At The Market Program Extension
On November 13, 2025, the Company entered into an equity distribution agreement (the “Original Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time in “at the market” offerings. On November 11, 2026, the Company entered into an Amendment to Equity Distribution Agreement with Maxim amending the Original Agreement (the “EDA Amendment” and, together with the Original Agreement, the “Equity Distribution Agreement”), pursuant to which the parties extended the term of the Equity Distribution Agreement until the earliest of (i) the sale of shares of the Company’s common stock having an aggregate offering price equal to $50.0 million, (ii) November 13, 2027, provided that either the Company or Maxim has given at least one (1) business day prior written notice of termination, and (iii) the mutual written agreement of the Company and Maxim.

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

3.3	Sixth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023).

10.1(1)	Amendment to Equity Distribution Agreement, dated November 11, 2026, by and between Fossil Group, Inc. and Maxim Group LLC

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

FOSSIL GROUP, INC.

November 12, 2026	/S/ RANDY GREBEN
Randy Greben
Chief Financial Officer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)